Form 10-Q
period 1995-04-02
VOLUNTEER CAPITAL CORP / TN /
filed 1995-05-17
CIK 103884

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For quarterly period ended        April 2, 1995
                          ------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                        to
                              -----------------------    -----------------------

Commission file number    1-8766
                      ----------------------------------------------------------

                         VOLUNTEER CAPITAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TENNESSEE                                   62-0854056
- -----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)




  3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (615) 269-1900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

         Common Stock Outstanding - 5,252,479 shares at May 12, 1995.


Page 1 of 15 pages.
Exhibit Index on page 15.

                         PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                                 APRIL 2      January 1
                                                                                   1995          1995
                                                                                 -------      ---------
                                                                               (Unaudited)
                 ASSETS


CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        $11,440       $14,802
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . .            985         1,000
  Accounts and notes receivable, including current portion of direct
    financing leases  . . . . . . . . . . . . . . . . . . . . . . . . . .            101           155
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            607           577
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .            699           699
  Prepaid expenses and other current assets   . . . . . . . . . . . . . .            390           215
                                                                                 -------       -------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .         14,222        17,448

INVESTMENT SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . .            508           510

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,134         1,106

PROPERTY AND EQUIPMENT, at cost, less allowances for
  depreciation and amortization of $18,790 and $18,115 at April 2,
  1995, and January 1, 1995, respectively   . . . . . . . . . . . . . . .         33,279        29,776

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .          2,752         2,752

DEFERRED CHARGES, less amortization . . . . . . . . . . . . . . . . . . .          1,755         1,714
                                                                                 -------       -------

                                                                                 $53,650       $53,306
                                                                                 =======       =======

                                                                                 APRIL 2      January 1
                                                                                   1995          1995
                                                                                 -------      ---------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,062       $ 3,089
  Accrued expenses and other current liabilities  . . . . . . . . . . . .          4,012         3,310
  Current portion of long-term debt and obligations under capital leases             331           350
                                                                                 -------       -------
    TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . . . . . .          6,405         6,749

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, net of portion classified as current  . . . . . . . . . . . . .         18,768        18,847

DEFERRED INCOME TAXES AND OTHER DEFERRED CREDITS  . . . . . . . . . . . .            442           406

STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued 5,252,479 and 5,240,481 shares at April 2, 1995
    and January 1, 1995, respectively   . . . . . . . . . . . . . . . . .            263           262
  Preferred Stock, no par value: Authorized 1,000,000 shares; none
    issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             -
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .         28,760        28,718
  Retained earnings (accumulated deficit)   . . . . . . . . . . . . . . .            212          (476)
                                                                                 -------       -------
                                                                                  29,235        28,504
  Note receivable - Employee Stock Ownership Plan   . . . . . . . . . . .         (1,200)       (1,200)
                                                                                 -------       -------
    TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . .         28,035        27,304

COMMITMENTS AND CONTINGENCIES
                                                                                 -------       -------
                                                                                 $53,650       $53,306
                                                                                 =======       =======


See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     QUARTER ENDED
                                                                                     -------------
                                                                                 APRIL 2       April 3
                                                                                   1995          1994
                                                                                 -------       -------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $18,100       $14,944

Costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,263         5,248
  Restaurant labor and related costs  . . . . . . . . . . . . . . . . . .          5,377         4,301
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . . . . . . . . . . . . . .            671           493
  Royalties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            506           486
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . .          3,334         2,827
                                                                                 -------       -------
    Total restaurant operating expenses   . . . . . . . . . . . . . . . .         16,151        13,355
                                                                                 -------       -------
Income from restaurant operations . . . . . . . . . . . . . . . . . . . .          1,949         1,589
General and administrative expenses . . . . . . . . . . . . . . . . . . .          1,048           842
                                                                                 -------       -------
Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            901           747
                                                                                 -------       -------
Other Income (expense):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (384)         (410)
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .            206           192
  Other, Net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29            24
                                                                                 -------       -------
    Total other income (expense)  . . . . . . . . . . . . . . . . . . . .           (149)         (194)
                                                                                 -------       -------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .            752           553
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . .             64            41
                                                                                 -------       -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   688       $   512
                                                                                 =======       =======

Earnings per share:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   .13       $   .10
                                                                                 =======       =======
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   .13       $   .10
                                                                                 =======       =======


Weighted average number of shares:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,388         5,382
                                                                                 =======       =======
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,396         5,382
                                                                                 =======       =======


See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                                     QUARTER ENDED
                                                                                     -------------
                                                                                 APRIL 2       April 3
                                                                                   1995          1994
                                                                                 -------       -------
Net cash provided by operating activities . . . . . . . . . . . . . . . .        $ 1,434       $ 1,306

Net cash used by investing activities:
  Maturities of investments   . . . . . . . . . . . . . . . . . . . . . .          1,000             -
  Purchase of investments   . . . . . . . . . . . . . . . . . . . . . . .           (985)            -
  Purchase of property and equipment  . . . . . . . . . . . . . . . . . .         (4,654)       (1,345)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . .            (61)          (49)
                                                                                 -------       -------
                                                                                  (4,700)       (1,394)

Net cash used by financing activities:
  Payments on debt and obligations under capital leases   . . . . . . . .           (139)         (143)
  Other financing activities  . . . . . . . . . . . . . . . . . . . . . .             43            39
                                                                                 -------       -------
                                                                                     (96)         (104)

Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . .         (3,362)         (192)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         14,802        17,755
                                                                                 -------       -------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . .        $11,440       $17,563
                                                                                 =======       =======


See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1995 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

         Volunteer Capital Corporation operated 55 franchised Wendy's Old Fashioned Hamburgers restaurants at April 2, 1995. In addition, the Company operated six proprietary J. Alexander's full-service, casual dining restaurants.
         Income before income taxes increased by $199,000, or 36%, for the first quarter of 1995 as compared to the same period during the previous year. Restaurant operating profit was essentially flat in the Wendy's division ($1,356,000 in the 1995 quarter as compared to $1,352,000 in 1994), while the
J. Alexander's division posted an increase in restaurant operating profit of $356,000 ($593,000 in 1995 as compared to $237,000 in 1994). When coupled with a $40,000 decrease in net interest expense (interest expense less interest income), the combined effect of these items more than offset an increase in general and administrative expenses of $206,000.

WENDY'S RESTAURANT OPERATIONS

         Results of the Wendy's restaurant operations before allocation of other income, corporate overhead and net interest expense for the quarters ended April 2, 1995, and April 3, 1994, were as follows:


                                                                          Quarter Ended
                                                              APRIL 2, 1995           April 3, 1994
                                                         ----------------------   --------------------
                                                            AMOUNT         % OF      Amount       % of
                                                        (IN THOUSANDS)    SALES  (in thousands)  Sales
                                                         ------------     -----   ------------   -----
Net sales . . . . . . . . . . . . . . . . . . . .          $12,656        100.0%     $12,153     100.0%

Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . .            4,404         34.8        4,277      35.2
  Labor and related costs . . . . . . . . . . . .            3,639         28.8        3,416      28.1
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . .              458          3.6          399       3.3
  Royalties . . . . . . . . . . . . . . . . . . .              506          4.0          486       4.0
  Other operating expenses  . . . . . . . . . . .            2,293         18.1        2,223      18.3
                                                           -------        -----      -------     -----
                                                            11,300         89.3       10,801      88.9
                                                           -------        -----      -------     -----

Restaurant operating income . . . . . . . . . . .          $ 1,356         10.7%     $ 1,352      11.1%
                                                           =======        =====      =======     =====

         The Company operated 55 Wendy's restaurants at April 2, 1995 and 52 Wendy's restaurants at April 3, 1994. On April 7, 1995, the Company opened a new Wendy's restaurant in Myrtle Beach, South Carolina.
         Total sales in the Wendy's division increased 4.1% in the first quarter of 1995 as compared to the same period in 1994. This increase is due entirely to new units as sales in restaurants open for both the first quarter of 1995 and the corresponding period of 1994 decreased by 2.1%. The Company estimates that menu prices, after considering promotional discounts, decreased by approximately 1.0% during the first quarter of 1995 as compared to the same period in 1994. Management believes that local and national marketing and promotional efforts which have generally been very effective, competitive menu pricing, continued emphasis on guest service and improvement in efficiency of operations, and a continuing program of enhancements of guest service areas in a number of restaurants have contributed, over the last several years, to increasing and maintaining per unit sales averages. However, continued competition in the quick-service restaurant industry in general and, more recently, intense retail price competition by other major hamburger chains in particular have continued to adversely impact weighted average sales per unit which declined in both the last half of 1994 and the first quarter of 1995. The development of new Wendy's restaurants by other franchisees in certain of the Company's market areas, and to a lesser degree the opening of new restaurants by the Company near its existing restaurants, have also negatively affected the Company's sales in certain locations.
         Cost of sales, which includes the cost of food and paper supplies, decreased as a percentage of sales in the Wendy's division for the first quarter of 1995 as compared to the same period in 1994, principally reflecting a decrease in raw food costs which more than offset the effect of decreased menu prices during the quarter. The decrease in raw food costs is attributable primarily to what the Company considers unusually low costs for ground beef.
         Restaurant labor and related costs increased as a percentage of net sales for the first quarter of 1995, principally reflecting increased management staffing incurred since the end of the first quarter of 1994, as well as wage increases and the effect of decreased menu prices.
         Other operating expenses decreased as a percentage of sales for the first quarter of 1995 as compared to the same period in the prior year, as reduced expenditures related to repairs and maintenance, utilities and property insurance more than offset increased advertising costs and amortization of pre-opening expenses associated with the three restaurants opened since the end of the first quarter in 1994.

J. ALEXANDER'S RESTAURANT OPERATIONS

         The Company operated six J. Alexander's restaurants at April 2, 1995, compared with three at April 3, 1994 and five at January 1, 1995. The sixth J. Alexander's restaurant opened February 13, 1995 in Ft. Lauderdale, Florida. Because the Ft. Lauderdale restaurant opened during the peak season in Florida, sales in the opening seven weeks were strong and minimized the effect of start-up losses as compared to the Company's other restaurants, which generally experienced larger losses during their initial months of operation.
         J. Alexander's sales and operating income, before allocation of other income, corporate overhead and net interest expense, for the quarters ended April 2, 1995, and April 3, 1994, were as follows:

                                                                          Quarter Ended
                                                              APRIL 2, 1995           April 3, 1994
                                                         ----------------------   --------------------
                                                            AMOUNT         % OF      Amount       % of
                                                        (IN THOUSANDS)    SALES  (in thousands)  Sales
                                                         ------------     -----   ------------   -----
Net sales . . . . . . . . . . . . . . . . . . . .           $5,444        100.0%      $2,791     100.0%
Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . .            1,859         34.2          971      34.8
  Labor and related costs . . . . . . . . . . . .            1,738         31.9          885      31.7
  Depreciation and amortization of restaurant
   property and equipment . . . . . . . . . . . .              213          3.9           94       3.4
  Other operating expenses  . . . . . . . . . . .            1,041         19.1          604      21.6
                                                            ------        -----       ------     -----
                                                             4,851         89.1        2,554      91.5
                                                            ------        -----       ------     -----

Restaurant operating income . . . . . . . . . . .           $  593         10.9%      $  237       8.5%
                                                            ======        =====       ======     =====

         Net sales for the J. Alexander's division increased 95.1% in the first quarter of 1995 compared to the same period of 1994. Sales for the three restaurants open during the first quarter of both 1995 and 1994 averaged $977,000 per unit during 1995, a 5.1% increase from $930,000 during 1994. Sales for the two J. Alexander's prototype units open during the first quarter of both 1995 and 1994 averaged $1,089,000 per unit, a 4.8% increase from 1994's average. Included in these increases is the impact of an estimated 3.8% menu price increase implemented in January, 1995. Management believes that these increases reflect acceptance and recognition by consumers of the high level of food quality and service which J. Alexander's provides to its guests.
         Cost of sales decreased as a percentage of sales for the first quarter of 1995 as compared to the same period of the prior year, as the favorable effect of increased menu prices more than offset higher costs associated with the start-up of operations at the Ft. Lauderdale restaurant.
         Restaurant labor and related costs increased slightly as a percentage of sales during the first quarter of 1995 as compared to the first quarter of 1994, as hourly wage increases and higher costs associated with start-up operations at the Ft. Lauderdale restaurant and the still relatively new Oak Brook restaurant opened in the fourth quarter of 1994 more than offset the favorable effect of increased menu prices.
         Other operating expenses decreased as a percentage of sales during the first quarter of 1995 as compared to the same period of 1994, as reduced training costs, repairs and maintenance, utilities, and property insurance, the favorable effects of increased menu prices, and operating efficiencies achieved at higher sales levels more than offset additional supervisory expenses incurred as a result of new store openings.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include certain costs related to both the Wendy's and J. Alexander's operations, totalled 5.8% of net sales for the first quarter of 1995 as compared to 5.6% of net sales for the 1994 period. While general and administrative expenses are expected to continue to increase in 1995, management expects that their growth rate for the year will be less than that of the Company's revenues.

INTEREST EXPENSE AND INTEREST INCOME
         Interest expense decreased during the first quarter of 1995 as compared to the corresponding period in 1994, principally due to an increase in interest expense which was capitalized in connection with new restaurant development in 1995. Interest income increased by $14,000 during the first quarter of 1995 as compared to the same period in 1994, due to the net effect of increased interest rates and decreased investment balances.

INCOME TAXES
         Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets relating primarily to approximately $13.5 million of net operating loss carryforwards and $1.8 million of tax credit carryforwards available to reduce future federal income taxes. Realization of the deferred tax assets is dependent principally on future earnings from existing and new restaurants. Accordingly, a valuation allowance reflecting the uncertainties associated with future earnings has been established.
         Failure to achieve forecasted taxable income could affect the ultimate realization of the net deferred tax assets. Because of various uncertainties associated with the restaurant industry, there can be no assurance that there could not be factors in the future which would result in a decline in taxable income. The Company will continue to evaluate the realizability of its net deferred tax assets quarterly and will make further adjustments to the valuation allowance if deemed appropriate.
         As a result of utilization of its net operating loss carryforwards, the Company did not provide for or pay federal or state income taxes that approximate statutory rates during the first quarters of 1995 and 1994. The Company's effective tax rate increased in the first quarter of 1995 as compared to the same period of the prior year, due to exhausting its remaining net operating loss carryforwards in certain states.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totaled $1,434,000 during the first quarter of 1995, up $128,000 from the corresponding period in 1994. In addition, the Company had cash and marketable securities of $12,933,000 on hand at April 2, 1995. Working capital at April 2, 1995 totaled $7,817,000 as compared to $16,183,000 at April 3, 1994, with the decrease primarily reflecting the Company's capital expenditures during the last year.
         The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totaled $4,198,000 (including $407,000 of billings remaining in accounts payable at April 2, 1995), during the first quarter of 1995. Capital expenditures of $545,000 during the first quarter of 1995 for the Wendy's division included completion of a new restaurant, facilities upgrades and miscellaneous equipment replacements. Capital expenditures for J. Alexander's restaurants were $3,604,000 and consisted primarily of completion of the restaurant in Ft. Lauderdale, Florida, acquisition of property and partial completion of the restaurant in Hoover, Alabama, and acquisition of property for the restaurant in Overland Park, Kansas.

         Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's and Wendy's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional Wendy's restaurants and restaurants similar to J. Alexander's and use of the Company's capital resources to enhance shareholder value in other ways.
         The Company's goal is to open four J. Alexander's restaurants in 1995. The Company's sixth J. Alexander's restaurant opened February 13, 1995, in Ft. Lauderdale, Florida and its seventh restaurant is currently under construction in Hoover, Alabama (a suburb of Birmingham) and is expected to open in the third quarter of 1995. The Company has also acquired a site in 1995 in Overland Park, Kansas (a suburb of Kansas City) for development of a J. Alexander's restaurant. The initial cost of developing the J. Alexander's prototype restaurants has ranged from approximately $2,300,000 to $3,800,000, excluding pre-opening costs. While the cost of land has been the most significant variable in development cost, costs related to site preparation and buildings have also varied considerably in certain locations. Management estimates that pre-opening costs will be approximately $250,000 for each restaurant. Additionally, the Company will continue to seek opportunities to develop three to five new Wendy's restaurants each year at an estimated cost of $850,000 to $950,000 each. The initial capital investment required for opening a new J. Alexander's or Wendy's restaurant would be significantly lower than indicated, however, if property is leased rather than purchased. Finally, it is expected that because of their age, up to $2,000,000 of capital expenditures will be required annually to maintain and improve the Company's existing Wendy's restaurants for 1995 and 1996.
         The Company does not have significant capital needs for purposes other than restaurant development. Maturities of long-term debt through 1997 are relatively small because the Company has previously purchased in the market a sufficient amount of its convertible subordinated debentures to meet sinking fund requirements on that issue through that date. Further, since requirements for funding accounts receivable and inventories are relatively small, the Company does not have significant working capital needs. For these reasons, the Company expects that funds on hand combined with cash flow from operations will be available primarily to fund its development and capital expenditure plans and should be adequate to do so for most, and perhaps all, of 1995. The Company expects to continue its restaurant development program beyond 1995 and believes that outside sources of capital will be needed to fund a portion of this expansion. Management is presently evaluating alternatives which it believes to be available for financing this development.

                          PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           (a)   Annual meeting held May 9, 1995.

           (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

           (c) At the Annual Meeting conducted May 9, 1995, the shareholders voted on the election of directors. A summary of the vote is as follows:





                Beasley        Duncan         Fritts         Stout             Tobias        Wilt
                -------        ------         ------         -----             ------        ----
For            4,435,379     4,434,941      4,435,379      4,435,441         4,435,379    4,435,441
Against              147           147            147            147               147          147
Abstain           12,996        13,434         12,996         12,934            12,996       12,934

           (d)   Not applicable.


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           Exhibit (11)   Computation of Earnings Per Share is filed with Part
                          I of this Form 10-Q.

           Exhibit (27)   Financial Data Schedules (for SEC use only)

       (b) No reports on Form 8-K were filed for the quarter ended April 2, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VOLUNTEER CAPITAL CORPORATION



                                 /s/ Lonnie J. Stout II
                                 -----------------------------------------------
                                 Lonnie J. Stout II
                                 Chairman, President and Chief Executive Officer



                                 /s/ R. Gregory Lewis
                                 -----------------------------------------------
                                 R. Gregory Lewis
                                 Vice-President and Chief Financial Officer





Date: May 16, 1995

                 VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit No.
- -----------
   (11)         Computation of Earnings per Share

   (27)         Financial Data Schedules (for SEC use only)