Form 10-Q
period 1995-07-02
VOLUNTEER CAPITAL CORP / TN /
filed 1995-08-16
CIK 103884

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For quarterly period ended    July 2, 1995
                           -----------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------------

Commission file number    1-8766
                       ---------------------------------------------------------

                         VOLUNTEER CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TENNESSEE                                    62-0854056
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (615) 269-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Common Stock Outstanding - 5,259,141 shares at August 11, 1995.


Page 1 of 15 pages.
Exhibit Index on page 15.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                              JULY 2     January 1
                                                                               1995        1995
                                                                            -----------  ---------
                                                                            (Unaudited)
                                  ASSETS


CURRENT ASSETS
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $ 9,584      $14,802
 Short-term investments   . . . . . . . . . . . . . . . . . . . . . . .         1,000        1,000
 Accounts and notes receivable, including current portion of direct
    financing leases  . . . . . . . . . . . . . . . . . . . . . . . . .            98          155
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           661          577
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .           699          699
 Prepaid expenses and other current assets  . . . . . . . . . . . . . .           385          215
                                                                              -------      -------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . .        12,427       17,448

INVESTMENT SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . .           507          510

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,121        1,106

PROPERTY AND EQUIPMENT, at cost, less allowances for
 depreciation and amortization of $19,511 and $18,115 at July 2,
 1995, and January 1, 1995, respectively  . . . . . . . . . . . . . . .        35,831       29,776

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .         2,752        2,752

DEFERRED CHARGES, less amortization . . . . . . . . . . . . . . . . . .         1,790        1,714
                                                                              -------      -------

                                                                              $54,428      $53,306
                                                                              =======      =======

                                                                              JULY 2     January 1
                                                                               1995        1995
                                                                            -----------  ---------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,047      $ 3,089
 Accrued expenses and other current liabilities   . . . . . . . . . . .         3,966        3,310
 Current portion of long-term debt and obligations under capital leases           321          350
                                                                              -------      -------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . .         6,334        6,749

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
 LEASES, net of portion classified as current   . . . . . . . . . . . .        18,678       18,847

DEFERRED INCOME TAXES AND OTHER DEFERRED CREDITS  . . . . . . . . . . .           431          406

STOCKHOLDERS' EQUITY
 Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,258,641 and 5,240,481 shares at
    July 2, 1995, and January 1, 1995, respectively . . . . . . . . . .           263          262
 Preferred Stock, no par value: Authorized 1,000,000 shares; none
    issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -            -
 Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .        28,797       28,718
 Retained earnings (accumulated deficit)  . . . . . . . . . . . . . . .         1,125         (476)
                                                                              -------      -------
                                                                               30,185       28,504

 Note receivable - Employee Stock Ownership Plan  . . . . . . . . . . .        (1,200)      (1,200)
                                                                              -------      -------
    TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .        28,985       27,304

COMMITMENTS AND CONTINGENCIES
                                                                              -------      -------
                                                                              $54,428      $53,306
                                                                              =======      =======


See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                Six Months Ended         Quarter Ended
                                                                             ---------------------   ---------------------
                                                                              JULY 2       July 3      JULY 2      July 3
                                                                               1995         1994        1995        1994
                                                                             --------     --------    --------    --------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 38,105     $ 31,942    $ 20,005    $ 16,998

Costs and expenses:
 Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,279       11,150       7,016       5,902
 Restaurant labor and related costs   . . . . . . . . . . . . . . . . .        11,194        9,144       5,817       4,843
 Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . . . . . . . . . . . . .         1,413        1,056         742         563
 Royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,069        1,024         563         538
 Other operating expenses   . . . . . . . . . . . . . . . . . . . . . .         7,005        5,940       3,671       3,113
                                                                             --------     --------    --------    --------
    Total restaurant operating expenses . . . . . . . . . . . . . . . .        33,960       28,314      17,809      14,959
                                                                             --------     --------    --------    --------
Income from restaurant operations . . . . . . . . . . . . . . . . . . .         4,145        3,628       2,196       2,039
General and administrative expenses . . . . . . . . . . . . . . . . . .         2,120        1,908       1,072       1,066
                                                                             --------     --------    --------    --------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,025        1,720       1,124         973
                                                                             --------     --------    --------    --------
Other income (expense):
 Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . .          (742)        (822)       (358)       (412)
 Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . .           376          405         170         213
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            87           24          58           -
                                                                             --------     --------    --------    --------
    Total other income (expense)  . . . . . . . . . . . . . . . . . . .          (279)        (393)       (130)       (199)
                                                                             --------     --------    --------    --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . .         1,746        1,327         994         774
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . .           145           92          81          51
                                                                             --------     --------    --------    --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,601     $  1,235    $    913    $    723
                                                                             ========     ========    ========    ========

Earnings per share:
 Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    .30     $    .23    $    .17    $    .13
                                                                             ========     ========    ========    ========

 Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    .29     $    .23    $    .17    $    .13
                                                                             ========     ========    ========    ========


Weighted average number of shares:
 Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,407        5,381       5,422       5,379
                                                                             ========     ========    ========    ========

 Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,447        5,381       5,454       5,379
                                                                             ========     ========    ========    ========


See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                                Six Months Ended
                                                                              --------------------
                                                                              JULY 2       July 3
                                                                               1995         1994
                                                                              -------      -------
Net cash provided by operating activities . . . . . . . . . . . . . . .       $ 3,620      $ 2,558

Net cash used by investing activities:
 Purchase of property and equipment   . . . . . . . . . . . . . . . . .        (8,644)      (4,446)
 Other investing activities   . . . . . . . . . . . . . . . . . . . . .           (49)         (44)
                                                                              -------      -------
                                                                               (8,693)      (4,490)

Net cash provided (used) by financing activities:
 Payments on debt and obligations under capital leases  . . . . . . . .          (225)        (221)
 Other financing activities   . . . . . . . . . . . . . . . . . . . . .            80          547
                                                                              -------      -------
                                                                                 (145)         326

Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .        (5,218)      (1,606)

Cash and cash equivalents at beginning of period  . . . . . . . . . . .        14,802       17,755
                                                                              -------      -------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . .       $ 9,584      $16,149
                                                                              =======      =======


See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1995 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

         Volunteer Capital Corporation operated 58 franchised Wendy's Old Fashioned Hamburgers restaurants at July 2, 1995. In addition, the Company operated six proprietary J. Alexander's full-service, casual dining restaurants.
         Income before income taxes increased by $419,000 (31.6%) and $220,000 (28.4%) for the first six months and second quarter of 1995 as compared to the same periods of the previous year. Restaurant operating profit in the J. Alexander's division increased by $802,000 and $446,000 for the six months and quarter ended July 2, 1995, as compared to the 1994 periods, more than offseting decreases of $285,000 and $289,000 in the Wendy's division during the same periods. When coupled with a decline in other expense (net interest expense plus other income) for the 1995 periods, the combined effect of these items more than offset the planned increases in general and administrative expenses incurred during the 1995 periods.

WENDY'S RESTAURANT OPERATIONS
         Results of the Wendy's restaurant operations before allocation of other income, corporate overhead and net interest expense for the six months and second quarters ended July 2, 1995, and July 3, 1994, were as follows:

                                                                                           Six Months Ended
                                                                                JULY 2, 1995             July 3,1994
                                                                          -----------------------   ---------------------
                                                                              AMOUNT         % OF       Amount       % of
                                                                          (IN THOUSANDS)    SALES   (in thousands)  Sales
                                                                          --------------    -----   --------------  -----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $26,719       100.0%     $25,586      100.0%

Restaurant costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,325        34.9        8,875       34.7
  Labor and related costs   . . . . . . . . . . . . . . . . . . . . . .         7,660        28.7        7,085       27.7
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . . . . . . . . . . . . .           958         3.6          828        3.2
  Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,069         4.0        1,024        4.0
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . .         4,835        18.1        4,617       18.1
                                                                              -------       -----      -------      -----
                                                                               23,847        89.3       22,429       87.7
                                                                              -------       -----      -------      -----

Restaurant operating income . . . . . . . . . . . . . . . . . . . . . .       $ 2,872        10.7%     $ 3,157       12.3%
                                                                              =======       =====      =======      =====

                                                                                            Quarter Ended
                                                                                JULY 2, 1995             July 3, 1994
                                                                          -----------------------   ---------------------
                                                                              AMOUNT         % OF       Amount       % of
                                                                          (IN THOUSANDS)    SALES   (in thousands)  Sales
                                                                          --------------    -----   --------------  -----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $14,063       100.0%     $13,433      100.0%

Restaurant costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,921        35.0        4,598       34.3
  Labor and related costs   . . . . . . . . . . . . . . . . . . . . . .         4,021        28.6        3,669       27.3
  Depreciation and amortization of restaurant
    property and equipment. . . . . . . . . . . . . . . . . . . . . . .           500         3.5          429        3.2
  Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           563         4.0          538        4.0
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . .         2,542        18.1        2,394       17.8
                                                                              -------       -----      -------      -----
                                                                               12,547        89.2       11,628       86.6
                                                                              -------       -----      -------      -----

Restaurant operating income . . . . . . . . . . . . . . . . . . . . . .       $ 1,516       10.8%      $ 1,805      13.4%
                                                                              =======       =====      =======      =====

         The Company operated 58 Wendy's restaurants at July 2, 1995, compared with 53 at July 3, 1994 and 55 at January 1, 1995. The 1995 openings occurred in Myrtle Beach, South Carolina (April 7), Greer, South Carolina (June 12) and Baton Rouge, Louisiana (June 13).
         Total sales in the Wendy's division increased 4.4% and 4.7% for the first half and second quarter of 1995 as compared to the same periods in 1994. These increases are due entirely to new units as sales of restaurants open for all of the first half and second quarter of 1995 and 1994 decreased by 3.0% and 3.5%, respectively. The Company estimates that menu prices, after considering promotional discounts, decreased by approximately 1.0% during the first half and second quarter of 1995 as compared to the same periods in 1994. Management believes that local and national marketing and promotional efforts, which have generally been very effective for most of the past several years, competitive menu pricing, continued emphasis on guest service and improvement in efficiency of operations, and a continuing program of enhancements of guest service areas in a number of restaurants have contributed, over the last several years, to increasing and maintaining per unit sales averages. However, continued competition in the quick-service restaurant industry in general and, more recently, intense retail price competition by other major hamburger chains in particular have continued to adversely impact the Company's weighted average sales per unit, which declined in both the last half of 1994 and the first half of 1995. The development of new Wendy's restaurants by other franchisees in certain of the Company's market areas, and to a lesser degree the opening of new restaurants by the Company near its existing restaurants, have also negatively affected the Company's sales in certain locations. Sales declines have been most pronounced in the Company's North and South Carolina markets, which represent 42 of its 58 Wendy's units. A variety of programs and products have been targeted at these markets in an attempt to reverse the declining sales trends. Management continues to believe that aggressive core product discounting is counterproductive because of its negative impact on margins. The Company expects the competitive factors noted above will continue to affect the performance of the Company's Wendy's units for at least the balance of 1995.

         Cost of sales, which includes the cost of food and paper supplies, increased as a percentage of sales in the Wendy's division for the first half and second quarter of 1995 as compared to the same periods in 1994, as the impact of decreased menu prices, the increased cost of lettuce resulting from adverse weather in California during the early Spring, and the increased cost of paper supplies more than offset the favorable impact of decreased costs of ground beef and chicken during the 1995 periods.
         Restaurant labor and related costs increased as a percentage of net sales for the first half and second quarter of 1995, compared to the same periods in 1994, principally reflecting the impact of decreased same store sales, increased management staffing levels maintained since the end of the second quarter of 1994 to improve the quality of service, wage increases and the effect of decreased menu prices.
         Other operating expenses as a percentage of sales increased during the second quarter of 1995 compared to the 1994 period, as fixed costs (primarily rent expense and amortization of pre-opening costs) related to the five restaurants opened since the end of the second quarter of 1994 and the impact of decreased same store sales more than offset a decrease in advertising costs. For the first half of 1995, other operating expenses as a percentage of sales were approximately the same as the 1994 period, as the second quarter net increases noted above were offset by reduced expenditures related to repairs and maintenance, utilities and property insurance during the first quarter of 1995 as compared to the 1994 quarter.

J. ALEXANDER'S RESTAURANT OPERATIONS
         The Company operated six J. Alexander's restaurants at July 2, 1995 compared with four at July 3, 1994. The fifth J. Alexander's restaurant opened on October 17, 1994 in Oak Brook, Illinois and the sixth opened February 13, 1995 in Ft. Lauderdale, Florida.
         J. Alexander's divisional sales and restaurant operating income, before allocation of other income, corporate overhead and net interest expense, for the six months and second quarters ended July 2, 1995, and July 3, 1994, were as follows:

                                                                                           Six Months Ended
                                                                                JULY 2, 1995             July 3, 1994
                                                                          -----------------------   ---------------------
                                                                              AMOUNT         % OF       Amount       % of
                                                                          (IN THOUSANDS)    SALES   (in thousands)  Sales
                                                                          --------------    -----   --------------  -----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $11,386       100.0%     $ 6,356      100.0%
Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,954        34.7        2,275       35.8
  Labor and related costs   . . . . . . . . . . . . . . . . . . . . . .         3,534        31.0        2,059       32.4
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . . . . . . . . . . . . .           455         4.0          228        3.6
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . .         2,170        19.1        1,323       20.8
                                                                              -------       -----      -------      -----
                                                                               10,113        88.8        5,885       92.6
                                                                              -------       -----      -------      -----

Restaurant operating income . . . . . . . . . . . . . . . . . . . . . .       $ 1,273        11.2%     $   471        7.4%
                                                                              =======       =====      =======      =====

                                                                                            Quarter Ended
                                                                                JULY 2, 1995            July 3,1994
                                                                          ----------------------   ---------------------
                                                                              AMOUNT        % OF       Amount       % of
                                                                          (IN THOUSANDS)   SALES   (in thousands)  Sales
                                                                          --------------   -----   --------------  -----
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $5,942      100.0%       $3,565     100.0%
Restaurant costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,095       35.3         1,304      36.6
  Labor and related costs   . . . . . . . . . . . . . . . . . . . . . .         1,796       30.2         1,174      32.9
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . . . . . . . . . . . . .           242        4.1           134       3.7
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . .         1,129       19.0           719      20.2
                                                                               ------      -----        ------     -----
                                                                                5,262       88.6         3,331      93.4
                                                                               ------      -----        ------     -----

  Restaurant operating income   . . . . . . . . . . . . . . . . . . . .        $  680      11.4%        $  234      6.6%
                                                                               ======      =====        ======     =====

         Net sales for the J. Alexander's division increased 79% and 67% in the first half and second quarter of 1995 compared to the same periods of 1994. For the three restaurants open during the first half and second quarter of both 1995 and 1994, sales averaged $1,977,000 and $1,000,000, respectively, during the 1995 periods representing increases of 4.6% and 4.2% from the corresponding periods in 1994. Sales for the two J. Alexander's prototype units open during all of the first half and second quarter of both 1995 and 1994 averaged $2,204,000 and $1,115,000, respectively, during the 1995 periods, representing increases of 3.9% and 3.0% from the corresponding periods in 1994. Included in these increases is the impact of an estimated 3.8% menu price increase.
         Cost of sales and labor and related costs decreased as a percentage of sales for the first half and second quarter of 1995 compared to the same periods of the prior year, as the Columbus restaurant which opened in 1994 continued to build sales during these periods. This factor, coupled with the favorable effect of increased menu prices, more than offset higher costs associated with the start-up of operations at the Ft. Lauderdale restaurant and the still relatively new Oak Brook restaurant opened in the fourth quarter of 1994. The Company still expects newly opened restaurants to experience operating losses in their initial months of operation prior to becoming profitable.
         Depreciation and amortization of restaurant property and equipment increased as a percentage of sales during the first half and second quarter of 1995 compared to the same periods of 1994, principally reflecting the impact of adding three new units since April 1994.
         Other operating expenses decreased as a percentage of sales during the first half and second quarter of 1995 compared to the same periods of 1994, as reduced training costs, property insurance, and amortization of pre-opening costs, the favorable effects of increased menu prices, and operating efficiences achieved at higher sales levels more than offset additional rent expense related to a ground lease and other operating expenses associated with the opening of the Ft. Lauderdale restaurant.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include certain costs related to both the Wendy's and J. Alexander's operations, totaled 5.6% and 5.4% of net sales for the first half and second quarter of 1995, as compared to 6.0% and 6.3% of net sales during the same periods of the prior year, primarily reflecting higher sales levels. Management anticipates that the growth rate for general and administrative expenses during 1995 will be less than that of the Company's revenues.

INTEREST EXPENSE AND INTEREST INCOME
         Interest expense decreased during the first half and second quarter of 1995 compared to the corresponding periods in 1994, principally due to an increase in interest expense which was capitalized in connection with new restaurant development in 1995. Interest income decreased during the first half and second quarter of 1995 compared to the same periods in 1994, due to the net effect of increased interest rates and decreased investment balances resulting primarily from the development of new restaurants.

INCOME TAXES
         Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets relating primarily to net operating loss carryforwards and tax credit carryforwards available to reduce future federal income taxes. Realization of the deferred tax assets is dependent principally on future earnings from existing and new restaurants. Accordingly, a valuation allowance reflecting the uncertainties associated with future earnings has been established.
         Failure to achieve forecasted taxable income could affect the ultimate realization of the net deferred tax assets. Because of various uncertainties associated with the restaurant industry, there can be no assurance that there could not be factors in the future which would result in a decline in taxable income. The Company will continue to evaluate the realizability of its net deferred tax assets quarterly and will make adjustments to the valuation allowance if deemed appropriate.
         As a result of utilization of its net operating loss carryforwards, the Company did not provide for or pay federal or state income taxes that approximate statutory rates during the first half and second quarter of 1995 or the corresponding periods of 1994. The Company's effective tax rate increased in the first six months and second quarter of 1995, as compared to the same periods of the prior year, due to exhausting its remaining net operating loss carryforwards in certain states.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totaled $3,620,000 during the first half of 1995, up $1,062,000 from the corresponding period in 1994. In addition, the Company had cash and marketable securities of $11,091,000 on hand at July 2, 1995. Working capital at July 2, 1995 totaled $6,093,000 compared to $14,700,000 at July 3, 1994, the decrease primarily reflecting the Company's capital expenditures during the last year.
         The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totaled $7,781,000 during the first half of 1995. In the Wendy's division, capital expenditures totaled $2,051,000 for the first half of 1995, relating primarily to the three new restaurants opened during 1995, as well as selected facilities upgrades and miscellaneous equipment replacements. Capital expenditures for J. Alexander's restaurants were $5,659,000 and consisted primarily of completion of the restaurant in Ft. Lauderdale, Florida, and acquisition of property and partial completion of restaurants in Hoover, Alabama and Overland Park, Kansas.
         Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's and Wendy's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional Wendy's restaurants and restaurants similar to J. Alexander's and use of the Company's capital resources to enhance shareholder value in other ways.
         The Company expects to open a total of four J. Alexander's restaurants in 1995. The Company's sixth J. Alexander's restaurant opened February 13, 1995, in Ft. Lauderdale, Florida and its seventh restaurant is expected to open August 28, 1995 in Hoover, Alabama (a suburb of Birmingham). J. Alexander's restaurants are also under construction in Overland Park, Kansas (a suburb of Kansas City) and Toledo, Ohio. Both of these restaurants are scheduled to open during the fourth quarter. The initial cost of developing the J. Alexander's prototype restaurants has ranged from approximately $2,300,000 to $3,900,000, excluding pre-opening costs. While the cost of land has been the most significant variable in development cost, costs related to site preparation and buildings have also varied considerably. Management estimates that pre-opening costs will be approximately $250,000 for each restaurant. Additionally, the Company may develop as many as three to five new Wendy's restaurants each year at an estimated cost of $850,000 to $950,000 each. The initial capital investment required for opening a new J. Alexander's or Wendy's restaurant would be significantly lower than indicated above, however, if property is leased rather than purchased. Finally, it is expected that because of their age, $2,000,000 or more of capital expenditures will be required in both 1995 and 1996 to maintain and improve the Company's existing Wendy's restaurants.
         The Company does not have significant capital needs for purposes other than restaurant development. Maturities of long-term debt through 1997 are relatively small because the Company has previously purchased in the market a sufficient amount of its convertible subordinated debentures to meet sinking fund requirements on that issue through that date. Further, since requirements for funding accounts receivable and inventories are relatively small, the Company does not have significant working capital needs. For these reasons, the Company expects that funds on hand combined with cash flow from operations will be available primarily to fund its development and capital expenditure plans and should be adequate to do so for 1995. The Company expects to continue its restaurant development program beyond 1995 and believes that outside sources of capital will be needed to fund a portion of this expansion. Management is presently evaluating alternatives which it believes to be available for financing this development.

                          PART II - OTHER INFORMATION





Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit (11)     Computation of Earnings Per Share.

                 Exhibit (27)     Financial Data Schedules (For SEC Use Only).

         (b)     No reports on Form 8-K were filed for the quarter ended July
                 2, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOLUNTEER CAPITAL CORPORATION



                                     /s/ R. Gregory Lewis
                                     ------------------------------------------
                                     R. Gregory Lewis
                                     Vice-President and Chief Financial Officer





Date: August 15, 1995

                 VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit No.
-----------
   (11)           Computation of Earnings per Share

   (27)           Financial Data Schedules (For SEC Use Only)