Form 10-Q
period 1995-10-01
VOLUNTEER CAPITAL CORP / TN /
filed 1995-11-15
CIK 103884

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934
For quarterly period ended        October 1, 1995
                           ---------------------------------------------------
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------   ---------------------------
Commission file number    1-8766
                         -----------------------------------------------------

                        VOLUNTEER CAPITAL CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         TENNESSEE                                          62-0854056
-------------------------------                      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)




3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
-------------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (615) 269-1900
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
       Comon Stock Outstanding - 5,268,881 shares at November 10, 1995.

                       PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                OCTOBER 1        January 1
                                                                  1995             l995
                                                                ---------        ---------
                                                               (Unaudited)
                 ASSETS

CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . .    $ 7,925            $14,802
 Short-term investments  . . . . . . . . . . . . . . . . . .          -              1,000
 Accounts and notes receivable, including current portion
   of direct financing leases  . . . . . . . . . . . . . . .        111                155
 Inventories . . . . . . . . . . . . . . . . . . . . . . . .        714                577
 Deferred income taxes . . . . . . . . . . . . . . . . . . .        699                699
 Prepaid expenses and other current assets . . . . . . . . .        461                215
                                                                -------            -------
   TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . .      9,910             17,448

INVESTMENT SECURITIES    . . . . . . . . . . . . . . . . . .        506                510

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .      1,106              1,106

PROPERTY AND EQUIPMENT, at cost, less allowances for
depreciation and amortization of $20,264 and $18,115 at
October 1, 1995, and January 1, 1995, respectively . . . . .     40,127             29,776

DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . . .      2,752              2,752

DEFERRED CHARGES, less amortization  . . . . . . . . . . . .      1,913              1,714
                                                                -------            -------
                                                                $56,314            $53,306
                                                                =======            =======

                                                                        OCTOBER 1        January 1
                                                                          1995             1995
                                                                        ---------        ---------
                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,542         $ 3,089
  Accrued expenses and other current liabilities . . . . . . . . . . .     4,461           3,310
  Current portion of long-term debt and obligations under
    capital leases . . . . . . . . . . . . . . . . . . . . . . . . . .       304             350
                                                                         -------         -------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .     7,307           6,749

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, net of portion classified as current . . . . . . . . . . . .    18,593          18,847

DEFERRED INCOME TAXES AND OTHER DEFERRED CREDITS                             442             406

STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share: Authorized l0,000,000 shares; issued and outstanding 5,264,881 and 5,240,481 shares at
  October 1, 1995, and January 1, 1995, respectively . . . . . . . . .       263             262
Preferred Stock, no par value: Authorized 1,000,000 shares;
   none issued . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -               -
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    28,800          28,718
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . .     2,109            (476)
                                                                         -------         -------
                                                                          31,172          28,504


Note receivable - Employee Stock Ownership Plan  . . . . . . . . . . .    (1,200)         (1,200)
                                                                         -------         -------
  TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . .    29,972          27,304

COMMITMENTS AND CONTINGENCIES
                                                                         -------         -------
                                                                         $56,314         $53,306
                                                                         =======         =======




See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Nine Months Ended                         Quarter Ended
                                                        -----------------                         -------------
                                                     OCTOBER 1     October 2                 OCTOBER 1      October 2
                                                       1995          l994                      1995           1994
                                                       ----          ----                      ----           ----
Net sales. . . . . . . . . . . . . . . . . . . . .   $58,655       $48,814                   $20,550        $16,872

Costs and expenses:
    Cost of sales. . . . . . . . . . . . . . . . .    20,383        16,957                     7,104          5,807
    Restaurant labor and related costs . . . . . .    17,145        13,965                     5,951          4,821
    Depreciation and amortization of restaurant
          property and equipment . . . . . . . . .     2,183         1,629                       770            573
    Royalties. . . . . . . . . . . . . . . . . . .     1,636         1,546                       567            522
    Other operating expenses . . . . . . . . . . .    10,846         9,054                     3,841          3,114
                                                     -------       -------                   -------        -------
         Total restaurant operating expenses . . .    52,193        43,151                    18,233         14,837
                                                     -------       -------                   -------        -------
Income from restaurant operations. . . . . . . . .     6,462         5,663                     2,317          2,035
General and administrative expenses. . . . . . . .     3,207         2,897                     1,087            989
                                                     -------       -------                   -------        -------
Operating income . . . . . . . . . . . . . . . . .     3,255         2,766                     1,230          1,046
                                                     -------       -------                   -------        -------
Other income (expense):
   Interest expense. . . . . . . . . . . . . . . .    (1,082)       (1,216)                     (340)          (394)
   Interest income . . . . . . . . . . . . . . . .       514           628                       138            223
   Other, net  . . . . . . . . . . . . . . . . . .        66            45                       (21)            21
                                                     -------       -------                   -------        -------
      Total other income (expense) . . . . . . . .      (502)         (543)                     (223)          (150)
                                                     -------       -------                   -------        -------
Income before income taxes . . . . . . . . . . . .     2,753         2,223                     1,007            896
Income tax provision . . . . . . . . . . . . . . .       168           169                        23             77
                                                     -------       -------                   -------        -------
Net income . . . . . . . . . . . . . . . . . . . .   $ 2,585       $ 2,054                   $   984        $   819
                                                     =======       =======                   =======        =======
Earnings per share:
  Primary. . . . . . . . . . . . . . . . . . . . .   $   .48       $   .38                   $   .18        $   .15
                                                     =======       =======                   =======        =======
  Fully diluted. . . . . . . . . . . . . . . . . .   $   .47       $   .38                   $   .18        $   .15
                                                     =======       =======                   =======        =======

Weighted average number of shares:
  Primary. . . . . . . . . . . . . . . . . . . . .     5,424         5,382                     5,470          5,383
                                                     =======       =======                   =======        =======
  Fully diluted  . . . . . . . . . . . . . . . . .     5,479         5,382                     5,509          5,383
                                                     =======       =======                   =======        =======

See notes to consolidated condensed financial statements.



VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                             Nine Months Ended
                                                                          ------------------------
                                                                          OCTOBER 1      October 2
                                                                            1995           1994
                                                                            ----           ----
Net cash provided by operating activities                                 $  5,704        $ 4,300

Net cash provided (used) by investing activities:
    Purchase of property and equipment                                     (13,305)        (7,223)
    Maturities of investments                                                1,004            506
    Other investing activities                                                 (51)           (38)
                                                                          --------        -------
                                                                           (12,352)        (6,755)

Net cash provided (used) by financing activities:
    Payments on debt and obligations under capital leases                     (312)          (298)
    Other financing activities                                                  83            574
                                                                          --------        -------
                                                                              (229)           276

Decrease in Cash and Cash Equivalents                                       (6,877)        (2,179)

Cash and cash equivalents at beginning of period                            14,802         17,755
                                                                          --------        -------
Cash and Cash Equivalents at End of Period                                  $7,925        $15,576
                                                                          ========        =======

See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1995 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 1, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 1, 1995.


NOTE B - LINE OF CREDIT

         On August 29, 1995 the Company entered into an unsecured bank line of credit agreement which provides for up to $30 million of revolving credit for the purpose of financing future capital expenditures. Interest is payable monthly with the interest rate, at the Company's option, at the bank's prime rate or the bank's LIBOR rate plus 1.5% or 2.5%, depending on compliance with certain ratios set forth in the agreement. In addition, a fee of 1/4% on any unused portion of the facility is payable on a quarterly basis. All outstanding principal, interest and expenses under the agreement become due July 1, 1998, unless the Company exercises its option to convert amounts outstanding under the line of credit to a seven year term loan. The agreeement requires the Company to meet certain restrictive financial and other covenants, including limitations on other borrowing, all of which were met as of October 1, 1995. No borrowings were outstanding under the agreement as of October 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

         Volunteer Capital Corporation operated 58 franchised Wendy's Old Fashioned Hamburgers restaurants at October 1, 1995. In addition, the Company operated seven proprietary J. Alexander's full-service, casual dining restaurants.
         Income before income taxes increased by $530,000 (23.8%) and $111,000 (12.4%) for the first nine months and third quarter of 1995 as compared to the same periods of the previous year. Restaurant operating income in the J. Alexander's division increased by $1,164,000 and $362,000 for the nine months and quarter ended October 1, 1995, as compared to the 1994 periods, more than offseting decreases of $365,000 and $80,000 in the Wendy's division during the same periods. Other expense (net interest expense plus other income) decreased $41,000 for the first nine months of 1995, as compared to the 1994 period, while the third quarter reflected an increase of $73,000. The combined effect of the aforementioned items more than offset the planned increases in general and administrative expenses incurred during the 1995 periods.

WENDY'S RESTAURANT OPERATIONS
         Results of the Wendy's restaurant operations before allocation of other income, corporate overhead and net interest expense for the nine months and third quarters ended October 1, 1995, and October 2, 1994, were as follows:

                                                                Nine Months Ended
                                                   OCTOBER 1, 1995          October 2,1994
                                               -----------------------  ---------------------
                                                   AMOUNT        % OF       Amount       % of
                                               (IN THOUSANDS)   SALES   (in thousands)  Sales
                                               --------------   -----   --------------  -----
Net sales . . . . . . . . . . . . . . . .          $40,861      100.0%    $38,608      100.0%

Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . .           14,162       34.7      13,301       34.4
  Labor and related costs . . . . . . . .           11,684       28.6      10,785       27.9
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . .            1,469        3.6       1,256        3.3
  Royalties   . . . . . . . . . . . . . .            1,636        4.0       1,546        4.0
  Other operating expenses  . . . . . . .            7,453       18.2       6,898       17.9
                                                   -------      -----     -------      -----
                                                    36,404       89.1      33,786       87.5
                                                   -------      -----     -------      -----
Restaurant operating income . . . . . . .          $ 4,457       10.9%    $ 4,822       12.5%
                                                   =======      =====     =======      =====


                                      -7-

                                                            Quarter Ended
                                             OCTOBER 1, 1995             October 2, 1994
                                          ---------------------     --------------------------
                                             AMOUNT        % OF         Amount           % of
                                          (IN THOUSANDS)  SALES     (in thousands)       Sales
                                          --------------  -----     --------------       -----
Net sales . . . . . . . . . . . . . . .       $14,142     100.0%         $13,022         100.0%

Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . .         4,837      34.2            4,426          34.0
  Labor and related costs . . . . . . .         4,024      28.5            3,700          28.4
  Depreciation and amortization of
    restaurant property and equipment .           511       3.6              428           3.3
  Royalties . . . . . . . . . . . . . .           567       4.0              522           4.0
  Other operating expenses  . . . . . .         2,618      18.5            2,281          17.5
                                              -------     -----          -------         -----
                                               12,557      88.8           11,357          87.2
                                              -------     -----          -------         -----
Restaurant operating income . . . . . .       $ 1,585      11.2%         $ 1,665          12.8%
                                              =======     =====          =======         =====


         The Company operated 58 Wendy's restaurants at October 1, 1995, compared with 54 at October 2, 1994, and 55 at January 1, 1995. Three new restaurants were opened in 1995, in Myrtle Beach, South Carolina (April 7), Greer, South Carolina (June 12) and Baton Rouge, Louisiana (June 13).
         Total sales in the Wendy's division increased 5.8% and 8.6% for the first nine months and third quarter of 1995 as compared to the same periods in 1994. These increases are due entirely to sales from new units, as the weighted average per unit sales of restaurants open for all of the first nine months of both 1995 and 1994 decreased by 1.8% to $724,000 and sales of restaurants open for the entire third quarter of 1995 and 1994 were flat at $244,000 per unit. The Company estimates that menu prices, after considering promotional discounts, decreased by approximately 1% during the first nine months of 1995 as compared to the same period in 1994. For the third quarter, menu prices are estimated to have increased by approximately .5% as compared to the third quarter of 1994.
         Management believes that local and national marketing and promotional efforts, which have generally been very effective for most of the past several years, competitive menu pricing, continued emphasis on guest service and improvement in efficiency of operations, and a continuing program of enhancements of guest service areas in a number of restaurants have contributed, over the last several years, to increasing and maintaining per unit sales averages. However, continued competition in the quick-service restaurant industry in general and, more recently, intense retail price competition by other major hamburger chains in particular have continued to adversely impact the Company's weighted average sales per unit, which declined in both the last half of 1994 and the first half of 1995. The development of new Wendy's restaurants by other franchisees in certain of the Company's market areas, and to a lesser degree the opening of new restaurants by the Company near its existing restaurants, have also negatively affected the Company's sales in certain locations. Sales declines have been most pronounced in the Company's North and South Carolina markets, which represent 42 of its 58
Wendy's units. A number of programs and products have been targeted at these markets by the Company in an attempt to reverse the declining sales trends. Management continues to believe that aggressive core product discounting is counterproductive because of its negative impact on margins. The Company expects the competitive factors noted above will continue to affect the performance of the Company's Wendy's units for the remainder of 1995. In addition, during the third quarter of 1995, two restaurants were closed for an average of almost two weeks each as part of the Company's remodeling program. The Company anticipates remodeling an additional four units during the fourth quarter of 1995 and that these restaurants will also be closed an average of two weeks each.
         Cost of sales, which includes the cost of food and paper supplies, increased as a percentage of sales in the Wendy's division for the first nine months and third quarter of 1995 as compared to the same periods in 1994.
For the first nine months of 1995, the impact of decreased menu prices, the increased cost of lettuce resulting from adverse weather in California during the early Spring, and the increased cost of paper supplies more than offset the favorable impact of decreased costs of ground beef. For the third quarter of 1995, the increased cost of paper supplies more than offset the favorable impact of decreased costs of ground beef and the slight increase in menu prices.
         Restaurant labor and related costs also increased as a percentage of net sales for the first nine months and third quarter of 1995, compared to the same periods in 1994. For the first nine months of 1995, the increase principally reflects the impact of decreased same store sales, wage increases and the effect of lower menu prices. For the third quarter of 1995, wage increases slightly offset the favorable impact of increased menu prices.
         Depreciation and amortization of restaurant property and equipment increased as a percentage of net sales for the first nine months and third quarter of 1995, compared to the same periods in 1994, principally reflecting the impact of higher depreciation associated with both new and remodeled restaurants and, with respect to the first nine months of 1995, the impact of decreased same store sales.
         Other operating expenses increased as a percentage of sales for the first nine months and third quarter of 1995, compared to the same periods in 1994, principally due to additional rent expense and amortization of pre-opening costs related to new restaurants opened in 1994 and 1995.

J. ALEXANDER'S RESTAURANT OPERATIONS
         The Company operated seven J. Alexander's restaurants at October 1, 1995, compared with four at October 2, 1994. The fifth J. Alexander's restaurant opened on October 17, 1994, in Oak Brook, Illinois; the sixth opened February 13, 1995 in Ft. Lauderdale, Florida and the seventh opened August 28, 1995, in Hoover, Alabama.
         J. Alexander's operating results, before allocation of other income, corporate overhead and net interest expense, for the nine months and third quarters ended October 1, 1995, and October 2, 1994, were as follows:

                                                                Nine Months Ended
                                                  OCTOBER 1, 1995             October 2,1994
                                               ---------------------      -----------------------
                                                  AMOUNT        % OF          Amount        % of
                                               (IN THOUSANDS)  SALES      (in thousands)    Sales
                                               --------------  -----      --------------    -----
Net sales  . . . . . . . . . . . . . . .          $17,794      100.0%         $10,206       100.0%
Restaurant costs and expenses:
  Cost of sales  . . . . . . . . . . . .            6,221       35.0            3,656        35.8
  Labor and related costs  . . . . . . .            5,461       30.7            3,180        31.2
  Depreciation and amortization of
    restaurant property and equipment. .              714        4.0              373         3.7
  Other operating expenses . . . . . . .            3,393       19.0            2,156        21.1
                                                  -------      -----          -------       -----
                                                   15,789       88.7            9,365        91.8
                                                  -------      -----          -------       -----

Restaurant operating income. . . . . . .          $ 2,005       11.3%         $   841         8.2%
                                                  =======      =====          =======       =====

                                                                          Quarter Ended
                                                           OCTOBER 1, 1995             October 2, 1994
                                                      -------------------------------------------------
                                                         AMOUNT       % OF           Amount        % of
                                                      (IN THOUSANDS)  SALES        (in thousands)  Sales
                                                      -------------   -----        -------------   -----
Net sales . . . . . . . . . . . . . . . . . .         $6,408          100.0%          $3,850       100.0%
Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . .          2,267           35.4            1,381        35.9
  Labor and related costs . . . . . . . . . .          1,927           30.1            1,121        29.1
  Depreciation and amortization of restaurant
    property and equipment. . . . . . . . . .            259            4.0              145         3.8
  Other operating expenses. . . . . . . . . .          1,223           19.1              833        21.6
                                                      ------          -----           ------       -----
                                                       5,676           88.6            3,480        90.4
                                                      ------          -----           ------        ----

  Restaurant operating income   . . . . . . .         $  732           11.4%          $  370         9.6%
                                                      ======          =====           ======        ====

         Net sales for the J. Alexander's division increased 74% in the first nine months of 1995 compared to the same period of 1994, due primarily to the opening of new units. For the three restaurants open for all three quarters of 1995 and 1994 (Nashville, Tennessee; Franklin, Tennessee; and Dayton, Ohio), sales averaged $2,994,000 per unit in 1995, a 4.4% increase from $2,869,000 in the same period of 1994. Sales for the two J. Alexander's prototype units open during all of the first nine months of both 1995 and 1994 averaged $3,345,000 per unit in 1995, a 3.5% increase from $3,231,000 in 1994. For the third quarter, net sales for the J. Alexander's division increased 66% in 1995 as compared to the 1994 quarter. For the four restaurants open for all of the third quarter in both 1995 and 1994, sales averaged $1,047,000 in 1995, an 8.7% increase from $963,000 in 1994. Sales for the three J. Alexander's prototype units open during all of the third quarter in both 1995 and 1994 (Franklin, Tennessee; Dayton, Ohio; and Columbus, Ohio) averaged $1,140,000 in the 1995 quarter, a 9.1% increase from $1,045,000 in 1994. The Company estimates that menu prices increased approximately 4% and 5.5% during the first nine months and third quarter of 1995 as compared to the same periods in 1994.
         Cost of sales decreased as a percentage of sales for the first nine months and third quarter of 1995, compared to the same periods of the prior year, as the favorable effect of increased menu prices coupled with more favorable food costs at the Columbus restaurant which opened in April, 1994, more than offset higher costs associated with the start-up of operations at the Ft. Lauderdale and Hoover restaurants. The Company expects newly opened restaurants to experience operating losses in their initial months of operation prior to becoming profitable.
         Restaurant labor and related costs decreased during the first nine months of 1995, as compared to the same period in 1994, due in large part to the favorable effect of increased menu prices. This factor, combined with the effect of sales increases at the Columbus restaurant more than offset higher benefits expense and higher costs associated with the start-up of operations in Ft. Lauderdale and Hoover. For the third quarter of 1995, restaurant labor and related costs increased over the same period in 1994, as higher costs associated with the restaurants opened during the current year and higher benefits expense more than offset the favorable effect of increased menu prices and sales increases at the Columbus restaurant.

         Depreciation and amortization of restaurant property and equipment increased as a percentage of sales during the first nine months and third quarter of 1995 compared to the same periods of 1994, principally reflecting the impact of four new units added since April, 1994.
         Other operating expenses decreased as a percentage of sales during the first nine months and third quarter of 1995 compared to the same periods of 1994, as reduced training costs, the favorable effects of increased menu prices, and operating efficiences achieved at higher sales levels more than offset additional rent expense related to the Ft. Lauderdale restaurant (a ground lease) and other operating expenses associated with the opening of the Ft. Lauderdale and Hoover restaurants.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include certain costs related to both the Wendy's and J. Alexander's operations, totaled 5.5% and 5.3% of net sales for the first nine months and third quarter of 1995, as compared to 5.9% of net sales during the same periods of the prior year, primarily reflecting higher sales levels. Management anticipates that the growth rate for general and administrative expenses during 1995 will be less than that of the Company's revenues.

OTHER INCOME (EXPENSE)
         Interest expense decreased during the first nine months and third quarter of 1995 compared to the corresponding periods in 1994, principally due to an increase in interest expense which was capitalized in connection with new restaurant development in 1995. Interest income decreased during the first nine months and third quarter of 1995 compared to the same periods in 1994, due to the net effect of decreased investment balances resulting primarily from the development of new restaurants and increased interest rates.
         Expenses associated with the write-off of restaurant facilities and equipment that have been replaced in connection with various remodeling projects are reflected in "Other, net".

INCOME TAXES
         Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets relating primarily to net operating loss carryforwards and tax credit carryforwards available to reduce future federal income taxes. Realization of the deferred tax assets is dependent principally on future earnings from existing and new restaurants. Accordingly, a valuation allowance reflecting the uncertainties associated with future earnings has been established.
         Failure to achieve forecasted taxable income could affect the ultimate realization of the net deferred tax assets. Because of various uncertainties associated with the restaurant industry, there can be no assurance that there could not be factors in the future which would result in a decline in taxable income. The Company will continue to evaluate the realizability of its net deferred tax assets quarterly and will make adjustments to the valuation allowance if deemed appropriate.
         As a result of utilization of its net operating loss carryforwards, the Company did not provide for or pay federal or state income taxes that approximate statutory rates during the first nine months and third quarter of 1995 or the corresponding periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totaled $5,704,000 during the first nine months of 1995, up $1,404,000 from the corresponding period in 1994. In addition, the Company had cash and marketable securities of $8,431,000 on hand at October 1, 1995. Working capital at October 1, 1995 totaled $2,603,000 compared to $13,316,000 at October 2, 1994, the decrease primarily reflecting the Company's capital expenditures for new restaurants during the last year.
         The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totaled $12,685,000 during the first nine months of 1995. In the Wendy's division, capital expenditures for the first three quarters of 1995 totaled $2,916,000 which related primarily to the three new restaurants opened during 1995, and also included selected facilities upgrades and miscellaneous equipment replacments. Capital expenditures for J. Alexander's restaurants were $9,687,000 and consisted primarily of completion of the restaurant in Ft. Lauderdale, Florida, acquisition of property and completion of the restaurant in Hoover, Alabama, acquisition of property and construction costs of restaurants in Overland Park, Kansas and Lyndhurst, Ohio, and construction costs of the restaurant in Toledo, Ohio (a ground lease).
         Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's and Wendy's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional Wendy's restaurants and restaurants similar to J. Alexander's and use of the Company's capital resources to enhance shareholder value in other ways.
         The Company will open a total of four J. Alexander's restaurants in 1995. The Company's sixth J. Alexander's restaurant opened February 13, 1995, in Ft. Lauderdale, Florida, its seventh restaurant opened August 28, 1995, in Hoover, Alabama (a suburb of Birmingham), and its eighth restaurant opened November 13, 1995, in Toledo, Ohio. J. Alexander's restaurants are also under construction in Overland Park, Kansas (a suburb of Kansas City) and Lyndhurst, Ohio (a suburb of Cleveland). The Overland Park restaurant will open in December, 1995, and the Lyndhurst restaurant is scheduled to open in the spring of 1996. The initial cost of developing the J. Alexander's prototype restaurants has ranged from approximately $2,300,000 to $3,900,000, excluding pre-opening costs. While the cost of land has been a significant variable in development cost, costs related to site preparation and buildings have also varied considerably. Management is presently evaluating alternatives to the current J. Alexander's building design in order to reduce total unit investment costs. Management estimates that pre-opening costs will be approximately $250,000 for each restaurant. Additionally, the Company plans to continue developing new Wendy's restaurants at an estimated cost of $900,000 to $1,000,000 each. The initial capital investment required for opening a new J. Alexander's or Wendy's restaurant will be significantly lower than indicated above, however, when property is leased rather than purchased. Finally, it is expected that because of their age, $2,000,000 or more of capital expenditures will be required in both 1995 and 1996 to maintain and improve the Company's existing Wendy's restaurants.

         The Company does not have significant capital needs for purposes other than restaurant development. Maturities of long-term debt through 1997 are relatively small because the Company has previously purchased in the market a sufficient amount of its convertible subordinated debentures to meet sinking fund requirements on that issue through that date. Further, since requirements for funding accounts receivable and inventories are relatively small, the Company does not have significant working capital needs. For these reasons, the Company expects that funds on hand combined with cash flow from operations will be available primarily to fund its development and capital expenditure plans and should be adequate to do so for the remainder of 1995. The Company obtained a $30 million line of credit during the third quarter of 1995 which it expects to use to fund a portion of its restaurant development program beginning in 1996.

                          PART II - OTHER INFORMATION





Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
   (a)       Exhibits:

             Exhibit (10.1)  $30,000,000 Loan Agreement dated August 29, 1995 by and between Volunteer Capital Corporation, VCE
                             Restaurants, Inc., Total Quality Management, Inc.
                             and NationsBank of Tennessee, N.A.

             Exhibit (10.2)  $30,000,000 Line of Credit note dated August 29,
                             1995 by and between Volunteer Capital Corporation,
                             VCE Restaurants, Inc., Total Quality Management,
                             Inc. and NationsBank of Tennessee, N.A.

             Exhibit (11)    Computation of Earnings Per Share is filed with
                             Part I of this Form 10-Q.

             Exhibit (27)    Financial Data Schedule (for SEC use only)

   (b) No reports on Form 8-K were filed for the quarter ended October 1, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VOLUNTEER CAPITAL CORPORATION



                          /s/Lonnie J. Stout II
                          -----------------------------------------------
                          Chairman, President and Chief Executive Officer




                          /s/R. Gregory Lewis
                          -----------------------------------------------
                          R. Gregory Lewis
                          Vice-President and Chief Financial Officer






Date: November 14, 1995

                 VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit No.
-----------
  (10.1)      $30,000,000 Loan Agreement dated August 29, 1995 by and between Volunteer Capital Corporation, VCE
              Restaurants, Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A.


  (10.2)      $30,000,000 Line of Credit note dated August 29, 1995 by and between Volunteer Capital Corporation,
              VCE Restaurants, Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A.

  (11)        Computation of Earnings per Share

  (27)        Financial Data Schedules (for SEC use only)
