Form 10-K405
period 1995-12-31
VOLUNTEER CAPITAL CORP / TN /
filed 1996-04-01
CIK 103884

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

/X/ Annual Report Pursuant to Section l3 or l5(d) of The Securities Exchange Act of l934
       For the fiscal year ended December 31, 1995.

                                     or
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exhange Act of 1934
      For the transition period from                  to
                                    ----------------    -------------------

                        Commission file number 1-8766

                        VOLUNTEER CAPITAL CORPORATION
                        -----------------------------
           (Exact name of Registrant as specified in its charter)


             Tennessee                                       62-0854056
- -----------------------------------------         ------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)


            P. O. Box 24300
         3401 West End Avenue
          Nashville, Tennessee                                  37203
- ----------------------------------------          ------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code 6l5/ 269-1900
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:                                                   Name of each exchange on which registered:
- ---------------                                                   ------------------------------------------
Common stock, par value $.05 per share.                           New York Stock Exchange
Series A junior preferred stock purchase rights                   New York Stock Exchange


Securities registered pursuant to Section l2(g) of the Act:    None

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   /X/
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the New York Stock Exchange of such stock as of March 25, 1996, was $42,267,960, assuming that (i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the Volunteer Capital Corporation Employee Stock Ownership Plan are shares owned by an "affiliate."
     The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 25, 1996, was 5,276,972.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995, are incorporated by reference into Parts I and II.
     Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 14, 1996, are incorporated by reference into Part III.

                                    PART I

ITEM 1.  BUSINESS

     Volunteer Capital Corporation (the "Company") operates 58 franchised Wendy's Old Fashioned Hamburgers restaurants ("Wendy's Restaurants") located in Louisiana, Massachusetts, North Carolina and South Carolina, making it a major franchisee of Wendy's International, Inc. ("Wendy's International"). The Company has been a franchisee of Wendy's International since 1975. Wendy's restaurants are quick-service, limited menu restaurants that feature hamburgers and boneless breast of chicken sandwiches, an all-you-can-eat food bar and complementary items.

     The Company also operates as a proprietary concept nine J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Kansas, Alabama and Illinois. J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef;
mesquite-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar. Management believes quality food, outstanding service and value are critical to the success of J. Alexander's.

     Management intends to concentrate on development of new J. Alexander's restaurants and may also consider use of the Company's capital resources for acquisitions of restaurants similar to J. Alexander's.

     Unless the context requires otherwise, all references to the Company include Volunteer Capital Corporation and its subsidiaries.

     Information concerning net sales and operating results of the Company's Wendy's Restaurants and J. Alexander's restaurants is set forth in "Management's Discussion and Analysis" on pages 16 through 23 of the Company's 1995 Annual Report to Shareholders.

     For information concerning business segments, see Note K on page 38 of the Company's 1995 Annual Report to Shareholders.


                         WENDY'S RESTAURANT OPERATIONS

     Menu and Format. Each of the Company's Wendy's Restaurants offers a relatively standard menu. Hamburgers are prepared using only fresh beef and with the customer's choice of cheese, tomato and various condiments. Other menu items include boneless breast of chicken sandwiches, the SuperBar (an all-you-can-eat hot and cold food buffet), chili, french fried and baked potatoes, prepared salads, a child's meal, Frosty Dairy Dessert, and an assortment of soft drinks and other non-alcoholic beverages.

     Selected lower-priced menu items offered as the Super Value Menu constitute an important part of Wendy's product offerings. Specialty premium sandwiches are also featured as part of certain promotions. In addition, the Company has continued to promote its SuperBars, which feature a double-sided Garden Spot salad bar, a Mexican food section and an Italian-style pasta section, as one of its primary menu offerings.

     The Company currently operates 24 Wendy's Restaurants in the greater Greenville and Spartanburg, South Carolina/Asheville, North Carolina region; 11 restaurants in the greater Columbia, South Carolina area; seven restaurants in the Myrtle Beach, South Carolina area; 10 restaurants in Baton Rouge, Louisiana; and six restaurants in western Massachusetts. At current development costs and due to various restrictions placed upon the Company's Wendy's division as a franchisee, the Company is having difficulty locating sites which meet its investment criteria. For that reason, the Company does not presently anticipate developing any additional Wendy's restaurants in 1996. The Company anticipates that any future development and/or acquisition of Wendy's restaurants generally will occur in the market areas in which the Company currently operates. The Company believes that the clustering of Wendy's Restaurants in defined geographic markets allows the Company to take advantage of advertising, operating and administrative efficiencies. The Company has no exclusive development rights in any of its current market areas; however, it may develop and acquire additional Wendy's restaurants, subject to the approval of Wendy's International.

     Agreements with Wendy's International. The Company and Wendy's International have executed a separate Unit Franchise Agreement for each Wendy's Restaurant, which grants the Company an exclusive franchise for that Wendy's Restaurant to use the trademarks, service marks and certain other rights of Wendy's International. Each Unit Franchise Agreement has a 20-year term (with varying renewal periods subject to certain conditions) and requires the Company to pay Wendy's International an initial franchise fee for that Wendy's Restaurant and a monthly fee equal to 4% of the restaurant's gross sales. Additionally, the Company must spend an amount equal to 4% of the sales of each restaurant for advertising and promotion, which includes the current 2.5% contribution to a national cooperative advertising fund.

     Under the terms of the Unit Franchise Agreements, Wendy's International agrees to provide certain ongoing services to the Company, including training programs, operations manuals and standard building plans and specifications. Wendy's International has the right to supervise, determine and approve the quality of service and food preparation at the Company's Wendy's Restaurants, which it periodically inspects for compliance with Wendy's established operating standards. Any continuing material noncompliance with these standards gives Wendy's International the right to terminate the Unit Franchise Agreement for that restaurant. The Company has never received any such notice from Wendy's International with respect to restaurants it operates.
Termination of any single Unit Franchise Agreement would not affect the Company's rights under other Unit Franchise Agreements for its Wendy's Restaurants.

     The Company has agreed with Wendy's International that any proposed sale or transfer which would reduce the Company's direct or indirect ownership of its Wendy's Restaurants to less than 51% is subject to a right of first refusal or, in certain circumstances, consent, by Wendy's International. In addition, any sale, transfer, assignment or encumbrance of a Unit Franchise Agreement requires the prior written consent of Wendy's International. The Company has also granted to Wendy's International a right of first refusal or, in certain circumstances, consent, in the event that the Company receives an acceptable bona fide offer from a third party to acquire the Company's business through an exchange offer, merger, share exchange, sale of assets or other transaction of similar effect. These agreements, under certain circumstances, may discourage a third party from acquiring or attempting to acquire the Company.

                     J. ALEXANDER'S RESTAURANT OPERATIONS

     General. J. Alexander's is a quality casual dinner house with an American theme. J. Alexander's strategy is to provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and are served by a courteous, friendly and well-trained service staff. The Company believes that quality food, outstanding service and value are critical to the success of J. Alexander's.

     Each restaurant is open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 12:00 midnight on Friday and Saturday. Entrees available at lunch and dinner range in price from $5.75 to $24.95. The Company estimates that the average check per customer, excluding alcoholic beverages, is approximately $12.75. J. Alexander's net sales during fiscal 1995 were $25.6 million, of which alcoholic beverage sales accounted for approximately 15%.

     The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the following restaurants have been developed:


                    Location                    Date Opened
                    --------                    -----------
                    Franklin, Tennessee      September, 1992
                    Dayton, Ohio              December, 1992
                    Columbus, Ohio               April, 1994
                    Oak Brook, Illinois        October, 1994
                    Ft. Lauderdale, Florida   February, 1995
                    Hoover, Alabama             August, 1995
                    Toledo, Ohio              November, 1995
                    Overland Park, Kansas     December, 1995


The Company plans to open five J. Alexander's restaurants in 1996, four of which are currently being developed in Cleveland, Ohio; Plantation, Florida; Chattanooga, Tennessee; and Troy, Michigan, a leased location. The Cleveland restaurant is scheduled to open in the second quarter of 1996, with the remaining three restaurants scheduled for third quarter openings. A fifth new restaurant is expected to open before year-end along with a smaller test version of J. Alexander's which serves dinner only.

     Menu. The J. Alexander's menu is designed to appeal to a wide variety of tastes and features prime rib of beef; mesquite-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company's commitment to quality, soups, pasta sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine mesquite wood; all steaks are U.S.D.A. Choice Beef, aged a minimum of 21 days and cut by hand in the kitchen; and imported Italian pasta, topped with fresh grated imported Reggiano Grassi parmesan cheese, is used.

     Emphasis on quality is present throughout the entire J. Alexander's menu. Milkshakes are made from Haagen-Dazs ice cream, with flavoring being the only addition. Desserts such as chocolate cake, carrot cake and banana cream pie are prepared in-house, and each restaurant bakes its featured croissants. Each
J. Alexander's also makes its own tortilla chips and prepares fresh tortilla strips and baked croutons for its salads.

     Customer Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander's concept. The management staff of each restaurant are referred to as "coaches" and the other employees as "champions". The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander's restaurant typically employs five to six fully-trained concept coaches and two kitchen coaches. The coaches typically have previous experience in full-service restaurants and complete an intensive 18-week J. Alexander's development program involving all aspects of restaurant operations. Coaches for each new J. Alexander's restaurant also train at an existing restaurant prior to the opening of a new J. Alexander's.

     Each J. Alexander's has approximately 55 to 70 service personnel, 25 to 30 kitchen employees, 10 hostpersons and six to eight bartenders. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander's restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary entrees in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company's standards. Further, all members of the service staff are trained to know the Company's product specifications and to alert management as to any potential problems.

     Quality Assurance. A key position in each J. Alexander's restaurant is the quality control coordinator. This position is staffed by a coach who inspects each plate of food before it is served to a guest. The Company believes that this product inspection by a member of management is a significant key to maintaining consistent, high food quality in its restaurants.

     Another important component of the quality assurance system is the preparation of taste plates. Certain menu items are periodically taste-tested by a coach to ensure that only the highest quality food is served in the restaurant. The Company also uses a mystery shopper program to monitor service staff performance, food quality and customer satisfaction.

     Restaurant and Site Selection. The J. Alexander's restaurants built from 1992 through 1995 are freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior typically combines brick, fieldstone and copper with striped awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. The initial cost of developing the J. Alexander's restaurants, including land, building and equipment and excluding pre-opening costs, has ranged from approximately $2,300,000 to $3,900,000. While the cost of land has been a significant variable in development cost, costs related to site preparation and buildings have also varied considerably. Management is presently developing additional building images for J. Alexander's and expects that the cost of additional new units, including the cost of land, will be within the range of $3,000,000 to $3,800,000. Pre-opening costs are expected to be approximately $250,000 for each restaurant.

     The Company is actively seeking to acquire additional sites for new J. Alexander's restaurants primarily in the midwestern and the southeastern areas of the United States. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander's restaurants.

     The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander's operations. The Company employs a Director of Real Estate and a Manager of Real Estate whose primary responsibilities are to seek out and evaluate possible restaurant locations in attractive mid-sized and larger metropolitan areas. After preliminary site analysis is performed and evaluated, members of the Company's senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company also obtains an independent market analysis to verify its own conclusion that a potential restaurant site meets the Company's criteria. The Company believes that this site selection strategy results in quality restaurant locations.

                                  COMPETITION

     The restaurant industry is highly competitive. The Company believes that the principal competitive factors within the industry are site location, product quality, service and price; however, menu variety, attractiveness of facilities and customer recognition are also important factors. The Company's restaurants compete not only with numerous other quick-service and casual dining restaurants with national or regional images, but also with other types of food service operations in the vicinity of each of the Company's restaurants. These include other restaurant chains or franchise operations with greater public recognition, substantially greater financial resources and higher total sales volume than the Company. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

                                 SEASONALITY

     The business of the Company is moderately seasonal, primarily to the extent that sales and operating profits in the Wendy's Restaurants have traditionally been lower in the winter months (most notably January and February) than in other months. The Company's seven Wendy's restaurants in Myrtle Beach, South Carolina have historically experienced a significant increase in sales and operating profits during the months of June, July and August, and lower sales and operating profits during the fall and winter months, principally as a result of seasonal tourist traffic.

                                   PERSONNEL

     As of December 31, 1995, the Company employed approximately 2,900 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.


                             GOVERNMENT REGULATION

     Each of the Company's restaurants is subject to various federal, state and local laws, regulations and administrative practices relating to the sale of food and, in the case of J. Alexander's, alcoholic beverages, and sanitation, fire and building codes. Restaurant operating costs are also affected by other governmental actions that are beyond the Company's control, which may include increases in the minimum hourly wage requirements, workers' compensation insurance rates and unemployment and other taxes. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

     Alcoholic beverage control regulations require each of the Company's J. Alexander's restaurants to apply for and obtain from state authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant's operations. In certain states, the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

     The Americans with Disabilities Act ("ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. Construction and remodeling projects since January 1992 have taken into account the requirements of the ADA; however, the Company could be required to further modify its restaurants' physical facilities to comply with the provisions of the ADA.

                                  RISK FACTORS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

      Risks Associated with Growth. The Company's continued growth depends to a large extent on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be able to open the anticipated number of J. Alexander's in a timely manner or that, if opened, those restaurants can be operated profitably. The Company currently operates nine J. Alexander's restaurants, of which only five have been open for more than one year. Consequently, the earnings achieved to date by these J. Alexander's restaurants may not be indicative of future operating results. Furthermore, because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

     Franchisee Relationship with Wendy's International. As a franchisee of Wendy's International, the success of the Company is, in large part, dependent upon the overall success of the Wendy's restaurant system, including the financial condition, management and marketing success of Wendy's International and the successful operation of Wendy's restaurants owned by other franchisees. Significant matters relating to the Company's growth and operational strategies must be coordinated with, and approved by, Wendy's International.
In particular, Wendy's International must approve the opening by the Company of any new Wendy's restaurant. Under its franchise agreements with Wendy's International, the Company does not have exclusive development rights in its market areas. Wendy's International also maintains discretion over the menu items that may be offered in the Company's restaurants. By virtue of franchise and other agreements, the Company is required to pay to Wendy's International technical assistance fees upon the opening of new restaurants and monthly royalty and national advertising fees. These agreements also provide for the termination of the Company as a franchisee upon the failure of the Company to comply with certain restrictions and obligations imposed on the Company.

     The Company has agreed with Wendy's International that any proposed sale or transfer which would reduce the Company's direct or indirect ownership of its Wendy's restaurants to less than 51% is subject to a right of first refusal or, in certain circumstances, consent, by Wendy's International. In addition, any sale, transfer, assignment or encumbrance of an individual restaurant's Unit Franchise Agreement requires the prior written consent of Wendy's International. The Company has also granted to Wendy's International a right of first refusal or, in certain circumstances, consent, in the event that the Company receives an acceptable bona fide offer from a third party to acquire the Company's business through an exchange offer, merger, share exchange, sale of assets or other transaction of similar effect.

     Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

     Over most of the last two years, the Company's Wendy's division has been experiencing intense pressure as a result of the competition among the four big hamburger fast food chains (McDonald's, Burger King, Wendy's, and Hardee's). This competition has been reflected not only in the advertising campaigns of each chain, but also in significant price discounting. Because the Company's Wendy's division still accounts for a significant portion of the Company's revenues, the competitive pressures in the fast food industry can be expected to continue to have an impact on the Company's results of operations.

     Fluctuations in Quarterly Results. The Company's quarterly results of operations are affected by seasonality in the Company's business, timing of the opening of new J. Alexander's and Wendy's restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. The Company's business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company's profitability from increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

     Government Regulation. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander's restaurant would adversely affect the revenues for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company's control, which may include increases in the minimum hourly wage requirements, workers' compensation insurance rates and unemployment and other taxes. Implementation of mandatory health care coverage could adversely affect the Company's operations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new J. Alexander's or Wendy's restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the new restaurants.

ITEM 2.  PROPERTIES

     As of December 31, 1995, the Company had 58 Wendy's Restaurants in operation, nine J. Alexander's casual dining restaurants in operation and two
J. Alexander's restaurants under construction. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:



                                              Site Leased
                          Site and Building   and Building      Site and Building
                            Owned by the      Owned by the       Leased to the
                               Company          Company             Company           Total
 Wendy's Restaurants:
   Louisiana                      9                1                   0               10
   Massachusetts                  5                0                   1                6
   North Carolina                 1                1                   3                5
   South Carolina                 7                6                  24               37
                               ----             ----               -----            -----
                                 22                8                  28               58

J. Alexander's Restaurants:
   Alabama                        1                0                   0                1
   Florida                        1                1                   0                2
   Illinois                       1                0                   0                1
   Kansas                         1                0                   0                1
   Ohio                           3                1                   0                4
   Tennessee                      1                0                   1                2
                               ----             ----               -----            -----
                                  8                2                   1               11
                               ----             ----               -----            -----
   Total                         30               10                  29               69
                               ====             ====               =====            =====


(a) Certain of the Company's assets have been pledged as collateral under various debt agreements as detailed in "Note C - Long-Term Debt and Obligations Under Capital Leases" of the Company's 1995 Annual Report to Shareholders.
(b) In addition to the above, the Company leases six properties which are in turn leased to others.
(c) See Item 1. for additional information concerning the Company's restaurants.

    Substantially all of the Company's restaurant lease agreements may be renewed at the end of the initial term (generally 15 to 25 years) for periods ranging from five to 20 years. Most of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant's gross sales in excess of specified amounts. These leases usually require the Company to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises, except that in some of the Company's more recent leases a portion of such expenses will be credited against any additional rent based on a percentage of gross sales which may be due.

    Corporate offices for the Company are located in leased office space in Nashville, Tennessee. The Company leases offices in Greenville and Columbia, South Carolina; and Baton Rouge, Louisiana, from which administrative services are provided for the Company's Wendy's Restaurants in those market areas.

ITEM 3.  LEGAL PROCEEDINGS

    As of March 25, 1996, the Company was not a party to any pending legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE COMPANY

     The following list includes names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person's principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual appointment of officers and until their successors are appointed, or until their earlier resignation or removal.

Name and Age                            Background Information
- ------------                            ----------------------
Dennis J. Cleary, 39                    Vice President of Total Quality Management, Inc., a
                                        wholly-owned subsidiary of the Company, since January 1991;
                                        Vice President of the Company since July 1993.  Management Partner of Grady's, Inc., a full-service, casual dining restaurant chain from
                                        1982 to December 1990.

R. Gregory Lewis, 43                    Chief Financial Officer since July 1986; Vice President of Finance and
                                        Secretary since August 1984.

Richard D. May, 43                      President of VCE Restaurants, Inc., a wholly-owned subsidiary of the Company,  since
                                        October 1989; Vice President of the Company since October 1986.

Mark A. Parkey, 33                      Director of Finance and Administration of the Company since January 1993; Audit Manager with Steele, Carter and Martin, a public accounting firm, from June 1991 to January 1993;
                                        Audit Manager with Ernst & Young LLP, a public accounting firm, from July 1984 to June 1991.

Lonnie J. Stout II, 49                  Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information required under this item is incorporated by reference to the section entitled "Price Range of Common Stock" on page 43 and the Note to the "Five-Year Financial Summary" on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required under this item is incorporated by reference to the section entitled "Five-Year Financial Summary" on page 41 of the Company s Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required under this item is incorporated by reference to the section entitled "Management's Discussion and Analysis" on pages 16 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this item is incorporated by reference to the "Consolidated Financial Statements" of the Company and its subsidiaries on pages 24 through 38 and the "Quarterly Results of Operations" on page 40 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item with respect to directors of the Company is incorporated herein by reference to the "Proposal No. 1: Election of Directors" section and the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 14, 1996. (See also "Executive Officers of the Company" under Part I of this Form 10-K.)

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 14, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 14, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held May 14, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)     The information required under Item 14, subsections (a)(1) and (a)(2) is set forth in a supplement filed as part of this  report beginning on page F-1.

(a) (3)  Exhibits:

    (3)(a)          Charter as currently in effect (Exhibit 3(a) of the Registrant's Report on Form 10-K for the year ended December
                    30, 1990, is incorporated herein by reference).

    (3)(b)          Bylaws as currently in effect (Exhibit 3(b) of the Registrant's Report on Form 10-K for the year ended December
                    30, 1990, is incorporated herein by reference).

    (4)(a)          Form of Indenture dated as of May 19, 1983, between the Registrant and First American National Bank of
                    Nashville, Trustee (Exhibit 4 of the Registrant's quarterly report on Form 10-Q for the quarter ended June 30,
                    1983, is incorporated herein by reference).

    (4)(b)          Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central
                    South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated
                    May 16, 1989, is incorporated herein by reference).

   (10)(a)          Form of Unit Franchise Agreement with Wendy's International, Inc. and Volunteer Quality Foods, Inc., Volunteer
                    Louisiana, Inc. and Wendy's of South Carolina, Inc., respectively (Exhibit 13(a)-7 to Registration No. 2-61076 is incorporated herein by reference).

   (10)(b)          Agreement between Registrant and Wendy's International, Inc.  dated June 30, 1976 (Exhibit 5 to the Registrant's
                    Report on Form 8-K dated August 1976 is incorporated herein by reference).

   (10)(c)          Purchase Agreement between Registrant and Wendy's International, Inc. dated November 30,1982 (Exhibit 2(a) to the Registrant's Report on Form 8-K filed as of December 30, 1982, is incorporated herein by reference).

   (10)(d)          Lease  dated  December 30, 1988, by and  between   Calendar  Court  Corporation  and  Volunteer Capital East,
                    Inc. (Exhibit 10(p) of the Registrant's Report on Form 10-K for the year ended January 1, 1989, is incorporated herein by reference).

   (10)(e)          Asset Purchase Agreement dated May 16, 1989, between Registrant, RTM Winners, L.P. and Winners Corp. of
                    Georgia, Inc. (Appendix A of the Registrant's Proxy Statement for Special Meeting of Shareholders, August 18,
                    1989, is incorporated herein by reference).

   (10)(f)          Employee Stock Ownership Plan (Exhibit 1 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

   (10)(g)          Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in
                    Nashville.  (Exhibit 2 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

   (10)(h)          Secured Promissory Note dated June 25, 1992 from the Volunteer Capital Corporation Employee Stock Ownership
                    Trust to Registrant (Exhibit 4 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).




   (10)(i)     Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant's
               Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

   (10)(j)     $30,000,000 Loan Agreement dated August 29, 1995 by and between Volunteer Capital Corporation, VCE Restaurants,
               Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A.

   (10)(k)     $30,000,000 Line of Credit note dated August 29, 1995 by and between Volunteer Capital Corporation, VCE Restaurants,
               Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

   (10)(l)     Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the
               Registrant's Proxy Statement for Annual Meeting of Shareholders, May 10, 1994, is incorporated herein by reference).

   (10)(m)     Form of Severance Benefits Agreement between the Registrant and Messrs. Stout, Lewis and May  (exhibit (10)(j) of the Registrant's Report on Form 10-K for the year ended December 31, 1989, is  incorporated herein by reference).

   (10)(n)     1982 Incentive Stock Option Plan (incorporated by reference to pages B-1 through B-6 of Registration Statement No.
               2-78140).

   (10)(o)     Amended and restated 1982 Employee Stock Purchase Plan (incorporated by reference from the Registrant's Current
               Report on Form 8-K filed March 29, 1996).

   (10)(p)     1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant's Proxy Statement for
               Annual Meeting of Shareholders, May 8, 1985, and Exhibit A to the Registrant's Proxy Statement for Annual Meeting
               of Shareholders, May 11, 1993.)

   (10)(q)     1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant's Proxy Statement for Annual Meeting of
               Shareholders, May 8, 1990, is incorporated herein by reference).

   (10)(r)     1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement
               No. 33-77476).

   (11)        Statement regarding computation of per share earnings.

   (13)        Annual Report to Shareholders of Volunteer Capital Corporation for the year ended December 31, 1995 (furnished for the information of the Commission only and not deemed "filed" as part of this Report on Form 10-K except for those portions which are specifically incorporated herein by reference).

   (21)        List of subsidiaries of Registrant.

   (23)        Consent of Independent Auditors.


(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VOLUNTEER CAPITAL CORPORATION


Date:   3/27/96             By:  /s/Lonnie J. Stout II
                                 -----------------------------------------------
                                 Lonnie J. Stout II
                                 Chairman, President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name                                                Capacity                              Date
- ---------------------------               ----------------------------------------------        ------------
/s/Lonnie J. Stout II                     Chairman, President, Chief Executive Officer            3/27/96
- ----------------------------                and Director                                        ------------
   Lonnie J. Stout II

/s/R. Gregory Lewis                       Vice President and Chief Financial Officer              3/27/96
- ----------------------------                (Principal Financial Officer)                       ------------
   R. Gregory Lewis

/s/Mark A. Parkey                         Director of Finance and Administration                  3/27/96
- ----------------------------                (Principal Accounting Officer)                      ------------
   Mark A. Parkey


 /s/Earl Beasley, Jr.                     Director                                                3/26/96
- ----------------------------                                                                    ------------
   Earl Beasley, Jr.

/s/E. Townes Duncan                       Director                                                3/26/96
- ----------------------------                                                                    ------------
   E. Townes Duncan

 /s/Garland G. Fritts                     Director                                                3/26/96
- ----------------------------                                                                    ------------
    Garland G. Fritts

/s/ John L.M. Tobias                      Director                                                3/26/96
- ----------------------------                                                                    ------------
    John L.M. Tobias

/s/Toby S. Wilt                           Director                                                3/26/96
- ----------------------------                                                                    ------------
   Toby S. Wilt

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(l) AND (2), (c) AND (d)

        INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                      FISCAL YEAR ENDED DECEMBER 31, 1995

                 VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

FORM 10-K--ITEM 14(A)(1) AND (2)

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Volunteer Capital Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the fiscal year ended December 31, 1995, are incorporated by reference in Item 8:

     Consolidated statements of income--Years ended December 31, 1995, January
       1, 1995 and January 2, 1994

     Consolidated balance sheets--December 31, 1995 and January 1, 1995

     Consolidated statements of cash flows--Years ended December 31, 1995, January 1, 1995 and January 2, 1994

     Consolidated statements of stockholders equity--Years ended December 31, 1995, January 1, 1995 and January 2, 1994

     Notes to consolidated financial statements

The following consolidated financial statement schedule of Volunteer Capital Corporation and subsidiaries is included in Item l4(d):

     Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES




                      COL. A                        COL. B                 COL. C                    COL. D         COL. E
- ------------------------------------------------   ----------     -----------------------------     ------------   ----------
                                                                           Additions


                                                   Balance at     Charged to       Charged to                        Balance
                                                   Beginning       Costs and     Other Accounts      Deductions-      at End
                  Description                      of Period       Expenses        Describe            Describe      of Period
- ------------------------------------------------   ----------     ----------    ---------------     -----------    ------------
Year ended December 31, 1995:
   Valuation allowance for deferred tax assets....  $3,071,000                                        $3,071,000 (1)  $        0

Year ended January 1, 1995:
   Valuation allowance for deferred tax assets....  $5,730,000                                        $2,659,000 (2)  $3,071,000

Year ended January 2, 1994:
   Valuation allowance for deferred tax assets....  $8,178,000                                        $2,448,000 (3)  $5,730,000




(1) Includes a $2,085,000 reduction in the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a corresponding amount of the Company's deferred tax assets will be realized in future years. The remainder of the reduction results primarily from changes in the deferred tax items.

(2) Includes a $2,100,000 reduction in the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a corresponding amount of the Company's deferred tax assets will be realized in future years. The remainder of the reduction results primarily from changes in the deferred tax items.

(3) Includes a $1,500,000 reduction in the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a corresponding amount of the Company's deferred tax assets will be realized in future years. The remainder of the reduction results primarily from changes in the deferred tax items.

                         VOLUNTEER CAPITAL CORPORATION

                                 EXHIBIT INDEX






Reference Number
per Item 601 of
Regulation S-K        Description
- ----------------      -----------
   (11)               Statement regarding computation of per share
                      earnings.


   (13)               Portions of Annual Report to Shareholders of Volunteer
                      Capital Corporation for the year ended
                      December 31, 1995 (furnished for the
                      information of the Commission only and not deemed "filed" as part of this Report on Form 10-K except for those portions which are specifically incorporated herein by reference).

   (21)               List of subsidiaries of Registrant.

   (23)               Consent of Ernst & Young LLP, independent auditors.

   (27)               Financial Data Schedule (for SEC use only).

