Form 10-Q
period 1996-03-31
VOLUNTEER CAPITAL CORP / TN /
filed 1996-05-15
CIK 103884

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For quarterly period ended March 31, 1996
                           -----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number    1-8766
                      ----------------------------------------------------------

                         VOLUNTEER CAPITAL CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            TENNESSEE                                           62-0854056
- -------------------------------                             -------------------
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

         Comon Stock Outstanding - 5,308,160 shares at May 14, 1996.


Page 1 of 15 pages.
Exhibit Index on page 15.

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                                          MARCH 31       December 31
                                                                                            1996             l995
                                                                                         (Unaudited)
                                                                                         -----------     -----------
                             ASSETS


CURRENT ASSETS
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,965           $ 2,234
     Short-term investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .              -               505
     Accounts and notes receivable, including current portion of direct
         financing leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            222               313
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            822               848
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,411             1,541
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .            518               484
                                                                                           -------           -------
         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,938             5,925

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,173             1,091

PROPERTY AND EQUIPMENT, at cost, less allowances for
     depreciation and amortization of $20,837 and $20,661 at March 31,
     1996 and December 31, 1995, respectively   . . . . . . . . . . . . . . . . . .         50,131            46,915

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,995             3,995

DEFERRED CHARGES, less amortization . . . . . . . . . . . . . . . . . . . . . . . .          2,162             2,214
                                                                                           -------           -------

                                                                                           $62,399           $60,140
                                                                                           =======           =======

                                                                                           MARCH 31       December 31
                                                                                             1996             1995
                                                                                          (Unaudited)
                                                                                          -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 2,362          $ 3,704
     Accrued expenses and other current liabilities   . . . . . . . . . . . . . . .           4,100            4,151
     Current portion of long-term debt and obligations under capital leases   . . .             295              297
                                                                                            -------          -------
         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .           6,757            8,152

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
     LEASES, net of portion classified as current   . . . . . . . . . . . . . . . .          21,773           18,512

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS  . . . . . . . . . . . . . . . . .             533              501

STOCKHOLDERS' EQUITY
     Common Stock, par value $.05 per share: Authorized l0,000,000 shares; issued and outstanding 5,284,139 and 5,276,972 shares at
         March 31, 1996 and December 31, 1995, respectively . . . . . . . . . . . .             264              264
     Preferred Stock, no par value: Authorized 1,000,000 shares; none issued  . . .               -                -
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .          29,254           29,199
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,846            4,540
                                                                                            -------          -------
                                                                                             34,364           34,003
     Note receivable - Employee Stock Ownership Plan  . . . . . . . . . . . . . . .          (1,028)          (1,028)
                                                                                            -------          -------
         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . .          33,336           32,975


COMMITMENTS AND CONTINGENCIES                                                               -------          -------
                                                                                            $62,399          $60,140
                                                                                            =======          =======





See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 QUARTER ENDED
                                                                                            ------------------------
                                                                                            MARCH 31        April 2
                                                                                              1996            1995
                                                                                            --------        --------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,687          $18,100

Costs and expenses:
     Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,646            6,263
     Restaurant labor and related costs   . . . . . . . . . . . . . . . . . . . . .           6,469            5,377
     Depreciation and amortization of restaurant
         property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .             890              671
     Royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             502              506
     Other operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .           4,264            3,334
                                                                                            -------          -------
         Total restaurant operating expenses  . . . . . . . . . . . . . . . . . . .          19,771           16,151
                                                                                            -------          -------
Income from restaurant operations . . . . . . . . . . . . . . . . . . . . . . . . .           1,916            1,949
General and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . .           1,151            1,048
                                                                                            -------          -------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             765              901
                                                                                            -------          -------
Other income (expense):
     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (367)            (384)
     Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17              206
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              55               29
                                                                                            -------          -------
         Total other income (expense) . . . . . . . . . . . . . . . . . . . . . . .            (295)            (149)
                                                                                            -------          -------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             470              752
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             164               64
                                                                                            -------          -------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   306          $   688
                                                                                            =======          =======

Earnings per share:
     Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   .06          $   .13
                                                                                            =======          =======
     Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   .06          $   .13
                                                                                            =======          =======

Weighted average number of shares:
     Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,448            5,388
                                                                                            =======          =======
     Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,448            5,396
                                                                                            =======          =======





See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                                                 Quarter Ended
                                                                                           -------------------------
                                                                                           MARCH 31         April 2
                                                                                             1996             1995
                                                                                           --------         --------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .         $   837          $ 1,434

Net cash used by investing activities:
     Maturities of investments  . . . . . . . . . . . . . . . . . . . . . . . . . .             505            1,000
     Purchase of investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             (985)
     Purchase of property and equipment   . . . . . . . . . . . . . . . . . . . . .          (4,826)          (4,654)
     Other investing activities   . . . . . . . . . . . . . . . . . . . . . . . . .             (61)             (61)
                                                                                            -------          -------
                                                                                             (4,382)          (4,700)

Net cash used by financing activities:
     Payments on debt and obligations under capital leases  . . . . . . . . . . . .            (129)            (139)
     Borrowings on line of credit   . . . . . . . . . . . . . . . . . . . . . . . .           3,350                -
     Other financing activities   . . . . . . . . . . . . . . . . . . . . . . . . .              55               43
                                                                                            -------          -------
                                                                                              3,276              (96)

Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .            (269)          (3,362)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .           2,234           14,802
                                                                                            -------          -------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . . . . . .         $ 1,965          $11,440
                                                                                            =======          =======





See note to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to comform to the 1996 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
         Volunteer Capital Corporation operated 58 franchised Wendy's Old Fashioned Hamburgers restaurants and nine proprietary J. Alexander's full-service, casual dining restaurants at March 31, 1996.
         Income before income taxes decreased by $282,000, or 38% , for the first quarter of 1996 as compared to the same period during the previous year. Restaurant operating profit decreased by $342,000 in the Wendy's division, more than offsetting a $309,000 increase in restaurant operating profit posted by the J. Alexander's division. The resulting $33,000 net decrease in restaurant operating profit, as well as $172,000 of increased net interest expense (interest expense less interest income) and a $103,000 increase in general and administrative expenses, were the primary factors contributing to the decline in income before income taxes noted above.
         Net income decreased by $382,000, or 56%, for the first quarter of 1996 as compared to the same period in 1995. Due to the Company's having recognized all of its deferred tax assets in the fourth quarter of 1995, earnings for the quarter ended March 31, 1996 were taxed at an effective rate of 35% as compared with an 8.5% effective tax rate during the first quarter of 1995.

WENDY'S RESTAURANT OPERATIONS

         Results of the Wendy's restaurant operations before allocation of other income, corporate overhead and net interest expense for the quarters ended March 31, 1996, and April 2, 1995, were as follows:

                                                                                      Quarter Ended
                                                                       MARCH 31, 1996             April 2, 1995
                                                                 -------------------------   ------------------------
                                                                     AMOUNT         % OF         Amount        % of
                                                                 (IN THOUSANDS)     SALES    (in thousands)    Sales
                                                                 --------------     ------   --------------   -------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .        $12,539        100.0%       $12,656       100.0%

Restaurant costs and expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . .          4,405         35.1          4,404        34.8
   Labor and related costs  . . . . . . . . . . . . . . . . .          3,704         29.5          3,639        28.8
   Depreciation and amortization of restaurant
     property and equipment   . . . . . . . . . . . . . . . .            515          4.1            458         3.6
   Royalties  . . . . . . . . . . . . . . . . . . . . . . . .            502          4.0            506         4.0
   Other operating expenses   . . . . . . . . . . . . . . . .          2,399         19.1          2,293        18.1
                                                                     -------        -----        -------       -----
                                                                      11,525         91.9         11,300        89.3
                                                                     -------        -----        -------       -----

Restaurant operating income . . . . . . . . . . . . . . . . .        $ 1,014          8.1%       $ 1,356        10.7%
                                                                     =======        =====        =======       =====

         The Company operated 58 Wendy's restaurants at March 31, 1996 and 55 Wendy's restaurants at April 2, 1995.

         Total sales in the Wendy's division decreased by .9% in the first quarter of 1996 as compared to the same period in 1995. Weighted average per unit sales of restaurants open for all of the first quarter of both 1996 and 1995 decreased by 5.8% to $220,000 per unit. The Company estimates that menu prices, after considering promotional discounts, increased by approximately 1.5% during the first quarter of 1996 as compared to the same period of 1995.
         Management has consistently focused its efforts for a number of years on several key areas in which it believes the Company, as a franchisee, can most directly influence sales trends and operating results. These include emphasis on quality of operations and guest service, consistent marketing efforts, competitive menu pricing and maintenance and enhancement of facilities. While severe and extended winter weather had a negative impact on the Company's Wendy's operations during the first quarter of 1996 management estimates that this factor accounted for only approximately 25% of the decline in same store sales. Management believes that continued competition in the quick-service restaurant industry in general and intense retail price competition by other major hamburger chains in particular have continued to be the most significant factors adversely impacting weighted average sales per unit, continuing a trend that began in mid-1994. The Wendy's division results are directly affected by major competition among the big four hamburger chains (McDonald's, Burger King, Wendy's and Hardee's). The Company believes that most of its competitive sales problems are in direct relationship to the Burger King $.99 Whopper campaign that was present throughout most of 1995 and various value promotions employed by McDonald's. Nationally, the Wendy's system suffered an overall 5.6% decline in average net sales per restaurant during the first quarter of 1996.
         The development of new Wendy's restaurants by other franchisees in certain of the Company's market areas, and to a lesser degree the opening of new restaurants by the Company near its existing restaurants, have also negatively affected the Company's sales in certain locations. Sales declines have been most pronounced in the Company's North and South Carolina markets, which represent 42 of its 58 Wendy's units. A number of programs and products have been targeted at these markets by the Company in an attempt to reverse the declining sales trends. In addition, the Company has initiated major remodeling projects at a number of its restaurants and believes the remodeling program is essential to maintaining a strong competitive position in these markets. Management continues to believe that aggressive core product discounting is counterproductive because of its negative impact on margins.
         The Company's same store sales trends have remained down through April, and management believes sales trends could remain under considerable pressure for an indefinite period, especially if major competitors continue to aggressively discount their products.
         Cost of sales, which includes the cost of food and paper supplies, increased as a percentage of sales in the Wendy's division for the first quarter of 1996 as compared to the same period in 1995, primarily due to the increased cost of paper supplies. Ground beef costs remained favorable in the 1996 period, but were somewhat offset by higher produce costs as compared to the 1995 period.
         Restaurant labor and related costs increased as a percentage of net sales for the first quarter of 1996, as the effect of higher wages and the decline in weighted average sales per unit more than offset reduced workers' compensation insurance expense.
         Other operating expenses increased as a percentage of sales for the first quarter of 1996 as compared to the same period in the prior year, reflecting increases in rent associated with new unit development, repair and maintenance expense and utilities. These factors, when coupled with the impact of the decline in same store sales, more than offset a decrease in local advertising expenditures.

J. ALEXANDER'S RESTAURANT OPERATIONS

         The Company operated nine J. Alexander's restaurants at March 31, 1996, compared with six at April 2, 1995. A tenth J. Alexander's restaurant opened April 29, 1996 in Cleveland, Ohio.
         J. Alexander's sales and operating income, before allocation of other income, corporate overhead and net interest expense, for the quarters ended March 31, 1996, and April 2, 1995, were as follows:

                                                                                      Quarter Ended
                                                                         MARCH 31, 1996           April 2, 1995
                                                                 -------------------------   -------------------------
                                                                     AMOUNT         % OF         Amount         % of
                                                                 (IN THOUSANDS)     SALES    (in thousands)     Sales
                                                                 --------------     ------   --------------     ------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,148        100.0%       $5,444         100.0%
Restaurant costs and expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . .          3,241         35.4         1,859          34.2
   Labor and related costs  . . . . . . . . . . . . . . . . .          2,765         30.2         1,738          31.9
   Depreciation and amortization of restaurant
      property and equipment  . . . . . . . . . . . . . . . .            375          4.1           213           3.9
   Other operating expenses   . . . . . . . . . . . . . . . .          1,865         20.4         1,041          19.1
                                                                      ------        -----        ------         -----
                                                                       8,246         90.1         4,851          89.1
                                                                      ------        -----        ------         -----

Restaurant operating income . . . . . . . . . . . . . . . . .         $  902          9.9%       $  593          10.9%
                                                                      ======        =====        ======         =====

         Net sales for the J. Alexander's division increased 68% in the first quarter of 1996 compared to the same period of 1995, due primarily to the opening of new restaurants. In addition, same store sales, which include comparable sales for all restaurants open for more than 12 months, averaged $82,200 per week during the first quarter of 1996, an 8.4% increase from $75,800 during the first quarter of 1995. The Company estimates that menu prices increased approximately 4.5% in the first quarter of 1996, as compared to the corresponding period in 1995, and believes that the sales increases noted above reflect the continued acceptance and recognition by consumers of the high level of food quality and service which J. Alexander's provides its guests.
         Cost of sales increased as a percentage of sales for the first quarter of 1996 as compared to the same period of the prior year. Management believes this increase is partially attributed to a product mix shift to higher food cost items following the rollout of a new menu in August, 1995. This factor, coupled with increases in certain raw product costs and higher costs associated with start-up operations at the Toledo and Overland Park restaurants, which opened during the fourth quarter of 1995, more than offset the favorable effect of increased menu prices.
         Restaurant labor and related costs decreased as a percentage of sales during the first quarter of 1996 as compared to the first quarter of 1995, as favorable experience relative to workers' compensation insurance and the favorable effect of increased menu prices more than offset higher costs associated with the start-up of operations at the Toledo and Overland Park restaurants.

         Other operating expenses increased as a percentage of sales during the first quarter of 1996 as compared to the same period of 1995, as additional rent expense related to the Ft. Lauderdale and Toledo restaurants and increases in amortization of pre-opening costs, repair and maintenance expense, utilities and relocation expenses more than offset the favorable effects of increased menu prices and operating efficiencies achieved at higher sales levels.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include certain costs related to both the Wendy's and J. Alexander's operations, totaled 5.3% of net sales for the first quarter of 1996 as compared to 5.8% of net sales for the 1995 period, primarily representing efficiencies achieved at higher sales levels.

INTEREST EXPENSE AND INTEREST INCOME
         Interest expense decreased by $17,000 during the first quarter of 1996 as compared to the corresponding period in 1995, principally due to an increase in interest expense capitalized in connection with new restaurant development. Interest income decreased by $189,000 during the first quarter of 1996 as compared to the same period in 1995 due to decreased investment balances resulting primarily from the development of new restaurants.

INCOME TAXES
         Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets relating primarily to approximately $10 million of net operating loss carryforwards and $2 million of tax credit carryforwards available to reduce future federal income taxes. Realization of the deferred tax assets is dependent principally on future earnings from existing and new restaurants. Prior to 1995, a valuation allowance reflecting the uncertainties associated with future earnings was established. Since December 31, 1995, no such allowance has been deemed necessary.
         As a result of utilization of its net operating loss carryforwards, the Company has not historically provided for or paid federal or state income taxes that approximate statutory rates. Due to the Company's having recognized all of its deferred tax assets in the fourth quarter of 1995, earnings for the quarter ended March 31, 1996 were taxed at an effective rate of 35% as compared with an 8.5% effective tax rate during the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totaled $837,000 during the first quarter of 1996, a decrease of $597,000 as compared to the corresponding period in 1995.
         The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totaled $4,155,000 during the first quarter of 1996.
         During the 1996 quarter, capital expenditures of $244,000 for the Wendy's division included facilities upgrades and miscellaneous equipment replacements. Capital expenditures for J. Alexander's restaurants were $3,767,000 and consisted primarily of development costs for new restaurants in Cleveland, Ohio; Plantation, Florida; Troy, Michigan; and Chattanooga, Tennessee; and facilities upgrades at the Franklin, Tennessee and Dayton, Ohio restaurants.

         Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional restaurants similar to J. Alexander's. The
Company's planned capital expenditures for 1996 total approximately $23,500,000.
         The Company's tenth J. Alexander's restaurant opened April 29, 1996 in Cleveland, Ohio and management anticipates opening additional units in Plantation, Florida; Troy, Michigan; Chattanooga, Tennessee; and Memphis, Tennessee during the remainder of 1996. Three of the units are scheduled to open during the third quarter, while the Memphis restaurant is expected to open in the fourth quarter. The initial cost of developing new J. Alexander's restaurants, including the cost of land, has ranged from $2,300,000 to $3,900,000, excluding pre-opening costs. While the cost of land has been a significant variable in development cost, costs related to site preparation and buildings have also varied considerably. Management is presently developing additional building images for J. Alexander's and expects that the cost of additional new units, including the cost of land, will be within the range of $3,000,000 to $3,800,000. The initial capital investment required for opening a new J. Alexander's restaurant would be significantly lower than indicated above, however, if property is leased rather than purchased. Management estimates that pre-opening costs will be approximately $250,000 for each restaurant.
         With respect to building additional Wendy's restaurants, management seeks investments that strategically enhance operations and offer cash returns that exceed the company's long-term after-tax weighted average cost of capital, estimated by management to be approximately 14%. With a build-out cost of $900,000 to $1,000,000 (assuming the land for the restaurant is purchased), and considering the restrictions placed upon the Company's Wendy's division as a franchisee (both financial as well as operating), the Company is having difficulty locating sites which meet its investment criteria. For that reason, the Company does not presently anticipate developing any additional Wendy's restaurants in 1996. It is expected that because of their age, up to $3,000,000 of capital expenditures will be required annually to maintain and improve the Company's existing Wendy's restaurants for 1996 and 1997.
         The Company does not have significant capital needs for purposes other than restaurant development. Maturities of long-term debt through 1997 are relatively small because the Company has previously purchased in the market a sufficient amount of its convertible subordinated debentures to meet sinking fund requirements on that issue through that date. Even though working capital showed a deficit of $1,819,000 at March 31, 1996, requirements for funding accounts receivable and inventories are relatively small and the Company does not have significant working capital needs. The Company obtained a $30,000,000 line of credit during the third quarter of 1995 and began using a portion of this line to fund restaurant development during the first quarter of 1996. Management anticipates this credit line, together with internal cash flow, will be adequate to fund the Company's development program for 1996 and part, if not all, of 1997. Management will also be reviewing additional alternatives throughout 1996 which it believes could be available for financing its development plan.

Volunteer Capital Corporation and Subsidiaries
EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                                                                Quarter Ended
                                                                                                -------------
                                                                                            MARCH 31      April 2
                                                                                              1996          1995
                                                                                              ----          ----
Earnings per common and dilutive common equivalent share

   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 306,000     $ 688,000
                                                                                           =========     =========

   Adjustment of shares outstanding:
       Actual weighted average shares outstanding . . . . . . . . . . . . . . . .          5,277,000     5,244,000
       Net additional shares issuable, based on the treasury stock method . . . .            171,000       144,000
                                                                                           ---------     ---------
       Adjusted shares outstanding  . . . . . . . . . . . . . . . . . . . . . . .          5,448,000     5,388,000
                                                                                           =========     =========

   Per share amount   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     .06     $     .13
                                                                                           =========     =========

Earnings per common share, assuming full dilution

   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 306,000     $ 688,000
                                                                                           =========     =========

   Adjustment of shares outstanding:
       Actual weighted average shares outstanding . . . . . . . . . . . . . . . .          5,277,000     5,244,000
       Net additional shares issuable, based on the treasury stock method . . . .            171,000       152,000
                                                                                           ---------     ---------
       Adjusted shares outstanding  . . . . . . . . . . . . . . . . . . . . . . .          5,448,000     5,396,000
                                                                                           =========     =========

   Per share amount   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     .06     $     .13
                                                                                           =========     =========





Note: The computations of earnings per common and dilutive common equivalent share and earnings per common share, assuming full dilution, are based on the weighted average number of common shares outstanding each period after considering the effect of stock options using the treasury stock method. Shares issuable upon the conversion of convertible subordinated debentures have not been included as the effect of their inclusion would be antidilutive.

                          PART II - OTHER INFORMATION


Item 4.          Submission of Matters to a Vote of Security Holders

                 (a)      Annual meeting held May 14, 1996.

                 (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

                 (c) At the Annual Meeting conducted May 14, 1996, the shareholders voted on the election of directors. A summary of the vote is as follows:





                             Beasley      Duncan      Fritts       Stout       Tobias        Wilt
                             -------      ------      ------       -----       ------        ----
For                         4,316,598   4,316,845   4,316,845   4,316,845    4,316,845    4,316,845
Withhold Authority             25,083      24,836      24,836      24,836       24,836       24,836


                 (d)      Not applicable.


Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit (11)     Computation of Earnings Per Share is filed
                                  with Part I of this Form 10-Q.

                 Exhibit (27)     Financial Data Schedule (SEC use only)

         (b) One report, dated March 29, 1996, on Form 8-K was filed during the quarter ending March 31, 1996, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VOLUNTEER CAPITAL CORPORATION



                               /s/ Lonnie J. Stout II
                               -------------------------------------------------
                               Lonnie J. Stout II
                               Chairman, President and Chief Executive Officer



                               /s/ R. Gregory Lewis
                               -------------------------------------------------
                               R. Gregory Lewis
                               Vice-President and Chief Financial Officer





Date: May 14, 1996

                 VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit No.                                                    Page No.
- -----------                                                    --------
 (11)            Computation of Earnings per Share                12

 (27)            Financial Data Schedule                  (For SEC Use Only)