Form 10-Q
period 1996-06-30
VOLUNTEER CAPITAL CORP / TN /
filed 1996-08-14
CIK 103884

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

         For quarterly period ended______________ June 30, 1996____________

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to________________________

Commission file number    1-8766
                      -------------------------------------------------------

                         VOLUNTEER CAPITAL CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               TENNESSEE                              62-0854056
    -------------------------------      -----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)



 3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee  37202
 ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (615) 269-1900
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 ______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___
                                               ----
       Common Stock Outstanding - 5,315,550 shares at August 12, 1996.

   Page 1 of 16 pages.
Exhibit Index on page 16.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                            JUNE 30         December 31
                                                                              1996             l995
                                                                          ----------        ------------
                                                                          (Unaudited)
                 ASSETS


CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $1,639           $2,234
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . .            -               505
  Accounts and notes receivable, including current portion of direct
    financing leases  . . . . . . . . . . . . . . . . . . . . . . . . .           307              313
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           889              848
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .         1,205            1,541
  Prepaid expenses and other current assets . . . . . . . . . . . . . .           384              484
                                                                              -------           ------
    TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . .         4,424            5,925

  OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,129            1,091

PROPERTY AND EQUIPMENT, at cost, less allowances for
  depreciation and amortization of $21,421 and $20,661 at June 30,
  1996, and December 31, 1995, respectively . . . . . . . . . . . . . .        56,329           46,915

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .         3,995            3,995

DEFERRED CHARGES, less amortization . . . . . . . . . . . . . . . . . .         2,436            2,214
                                                                              -------          -------
                                                                              $68,313          $60,140
                                                                              =======          =======

                                                                            JUNE 30        December 31
                                                                              1996            1995
                                                                           -----------     -----------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $4,056          $ 3,704
  Accrued expenses and other current liabilities  . . . . . . . . . .         4,284            4,151
  Current portion of long-term debt and obligations
    under capital leases  . . . . . . . . . . . . . . . . . . . . . .           275              297
                                                                            -------          -------
      TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . .         8,615            8,152

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, net of portion classified as current  . . . . . . . . . . .        25,072           18,512

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS  . . . . . . . . . .           592              501

STOCKHOLDERS' EQUITY
  Common Stock, par value $.05 per share: Authorized l0,000,000 shares; issued and outstanding 5,315,050 and 5,276,972 shares at
    June 30, 1996, and December 31, 1995, respectively  . . . . . . .           266              264
  Preferred Stock, no par value: Authorized 1,000,000 shares; none
    issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                -
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .        29,425           29,199
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .         5,371            4,540
                                                                            -------          -------
                                                                             35,062           34,003

Note receivable - Employee Stock Ownership Plan . . . . . . . . . . .        (1,028)          (1,028)
                                                                            -------          -------
  TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .        34,034           32,975

COMMITMENTS AND CONTINGENCIES
                                                                            -------          -------
                                                                            $68,313          $60,140
                                                                            =======          =======




See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Six Months Ended             Quarter Ended
                                                           ----------------             -------------
                                                         JUNE 30       July 2        JUNE 30       July 2
                                                          1996          l995          1996          1995
                                                         -------       -------       -------       -------
Net sales . . . . . . . . . . . . . . . . . . . .        $45,056       $38,105       $23,369       $20,005

Costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . .         15,687        13,279         8,041         7,016
  Restaurant labor and related costs  . . . . . .         13,424        11,194         6,955         5,817
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . . . .          1,863         1,413           973           742
  Royalties . . . . . . . . . . . . . . . . . . .          1,057         1,069           555           563
  Other operating expenses  . . . . . . . . . . .          7,000         5,528         3,612         2,927
                                                         -------       -------       -------       -------
    Total restaurant operating expenses . . . . .         39,031        32,483        20,136        17,065
                                                         -------       -------       -------       -------
Income from restaurant operations . . . . . . . .          6,025         5,622         3,233         2,940
General and administrative expenses . . . . . . .          4,026         3,597         1,999         1,816
                                                         -------       -------       -------       -------
Operating income  . . . . . . . . . . . . . . . .          1,999         2,025         1,234         1,124
                                                         -------       -------       -------       -------
Other income (expense):
  Interest expense  . . . . . . . . . . . . . . .           (745)         (742)         (378)         (358)
  Interest income . . . . . . . . . . . . . . . .             26           376             9           170
  Other, net  . . . . . . . . . . . . . . . . . .             (2)           87           (57)           58
                                                         -------       -------       -------       -------
    Total other income (expense)  . . . . . . . .           (721)         (279)         (426)         (130)
                                                         -------       -------       -------       -------

Income before income taxes  . . . . . . . . . . .          1,278         1,746           808           994
Income tax provision  . . . . . . . . . . . . . .            447           145           283            81
                                                         -------       -------       -------       -------
Net income  . . . . . . . . . . . . . . . . . . .        $   831       $ 1,601       $   525        $  913
                                                         =======       =======       =======       =======
Earnings per share:
  Primary . . . . . . . . . . . . . . . . . . . .        $   .15       $   .30       $   .10       $   .17
                                                         =======       =======       =======       =======

  Fully diluted . . . . . . . . . . . . . . . . .        $    15       $   .29       $   .10       $   .17
                                                         =======       =======       =======       =======

Weighted average number of shares:
  Primary . . . . . . . . . . . . . . . . . . . .          5,466         5,407         5,484         5,422
                                                         =======       =======       =======       =======
  Fully diluted . . . . . . . . . . . . . . . . .          5,466         5,447         5,484         5,454
                                                         =======       =======       =======       =======

See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                               Six Months Ended
                                                                         ----------------------------
                                                                         JUNE 30             July 2
                                                                           1996               1995
                                                                         --------            -------
Net cash provided by operating activities . . . . . . . . . . . . . .       $3,249            $3,620

Net cash used by investing activities:
  Proceeds from maturities and sales of investments . . . . . . . . .          505             1,000
  Purchase of investments . . . . . . . . . . . . . . . . . . . . . .            -              (985)
  Purchase of property and equipment  . . . . . . . . . . . . . . . .      (11,082)           (8,644)
  Other investing activities  . . . . . . . . . . . . . . . . . . . .           (7)              (64)
                                                                           -------            ------
                                                                           (10,584)           (8,693)

Net cash provided (used) by financing activities:
  Payments on debt and obligations under capital leases . . . . . . . .       (246)             (225)
  Borrowings on line of credit  . . . . . . . . . . . . . . . . . . . .      6,758                 -
  Other financing activities  . . . . . . . . . . . . . . . . . . . . .        228                80
                                                                           -------            ------
                                                                             6,740              (145)

Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . .         (595)           (5,218)

Cash and cash equivalents at beginning of period  . . . . . . . . . .        2,234            14,802
                                                                           -------            ------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . .       $1,639            $9,584
                                                                            ======            ======




See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1996 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

NOTE B - SALE OF WENDY'S OPERATIONS

         In July 1996, the Company signed a letter of intent to sell substantially all of its Wendy's franchised restaurant operations to Wendy's International, Inc. (WI) for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totalling approximately $2.5 million. Consummation of the transaction is subject to the negotiation and execution of a definitive purchase agreement and the fulfillment of customary closing conditions. Management estimates the transaction will generate net proceeds of approximately $24 million, a pre-tax gain of approximately $8-$10 million, and will close on or before October 31, 1996.

         Under terms of the letter of intent, WI will purchase 52 of the Company's 58 Wendy's restaurants. The Company will close or sell the remaining six restaurants. As of June 30, 1996, the property and equipment associated with the 58 units held for disposal had a net carrying value (historical cost less accumulated depreciation/amortization) of $19.0 million. Following the divestiture of the Wendy's restaurant operations, the operating revenues of the Company will be significantly reduced. The Wendy's division generated restaurant operating income of $3.5 million on sales of $26.4 million during the first six months of 1996 and operating income of $2.0 million on sales of $13.9 million during the second quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
OVERVIEW

         Volunteer Capital Corporation operated 58 franchised Wendy's Old Fashioned Hamburgers restaurants and ten proprietary J. Alexander's full-service, casual dining restaurants at June 30, 1996. In July 1996, the Company entered into a letter of intent to sell substantially all of its Wendy's restaurant operations as is more fully discussed under "Liquidity and Capital Resources".

         Income before income taxes decreased by $468,000 (26.8%) for the first six months of 1996 and by $186,000 (18.7%) for the second quarter of 1996 as compared to the same periods of the previous year. Restaurant operating income in the J. Alexander's division increased by $853,000 and $389,000 for the six months and quarter ended June 30, 1996, as compared to the 1995 periods, more than offsetting decreases of $450,000 and $96,000 in the Wendy's division during the same periods. The resulting increases in income from restaurant operations were more than offset, however, by other items consisting primarily of decreases in interest income and increases in general and administrative expenses.

         Net income decreased by $770,000 (48.1%) and $388,000 (42.5%) for the first six months and second quarter of 1996, as compared to the same periods in the previous year. Due to the Company's having recognized all of its deferred tax assets in the fourth quarter of 1995, earnings for both of the 1996 periods were taxed at an effective rate of 35%, as compared with effective rates of 8.3% and 8.1% in the 1995 periods.

WENDY'S RESTAURANT OPERATIONS

         Results of the Wendy's restaurant operations before allocation of other income, general and administrative expenses and net interest expense for the six months and second quarters ended June 30, 1996, and July 2, 1995, were as follows:

                                                                   Six Months Ended

                                                       JUNE 30, 1996                July 2,1995
                                               ---------------------------    -------------------------
                                                    AMOUNT           % OF         Amount           % of
                                               (IN THOUSANDS)        SALES    (in thousands)      Sales
                                               --------------        -----    --------------      -----
Net sales . . . . . . . . . . . . . . . . . .      $26,410           100.0%       $26,719         100.0%

Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . .        9,141            34.6          9,325          34.9
  Labor and related costs . . . . . . . . . .        7,736            29.3          7,660          28.7
  Depreciation and amortization of restaurant
   property and equipment . . . . . . . . . .        1,074             4.1            958           3.6
  Royalties . . . . . . . . . . . . . . . . .        1,057             4.0          1,069           4.0
  Other operating expenses  . . . . . . . . .        3,880            14.7          3,735          14.0
                                                   -------            ----        -------         -----
                                                    22,888            86.7         22,747          85.1
                                                   -------            ----        -------         -----
Restaurant operating income . . . . . . . . .      $ 3,522            13.3%       $ 3,972          14.9%
                                                   =======            ====        =======         =====

                                                                           Quarter Ended
                                                          JUNE 30, 1996                   July 2, 1995
                                               ------------------------------     ----------------------------
                                                   AMOUNT              % OF            Amount           % of
                                               (IN THOUSANDS)         SALES       (in thousands)       Sales
                                               --------------         -----       --------------       -----
Net sales . . . . . . . . . . . . . . . . . .       $13,871           100.0%          $14,063          100.0%
Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . .       4,736            34.1             4,921           35.0
  Labor and related costs . . . . . . . . . . .       4,032            29.1             4,021           28.6
  Depreciation and amortization of restaurant
  property and equipment  . . . . . . . . . . .         559             4.0               500            3.6
  Royalties . . . . . . . . . . . . . . . . . .         555             4.0               563            4.0
  Other operating expenses  . . . . . . . . . .       2,016            14.5             1,989           14.1
                                                    -------           -----           -------          -----
                                                     11,898            85.8            11,994           85.3
                                                    -------           -----           -------          -----
Restaurant operating income . . . . . . . . .       $ 1,973            14.2%          $ 2,069           14.7%
                                                    =======           =====           =======          =====

         The Company operated 58 Wendy's restaurants at both June 30, 1996 and July 2, 1995.

         Total sales in the Wendy's division decreased 1.2% and 1.4% for the first half and second quarter of 1996 as compared to the same periods in 1995. Weighted average per unit sales of restaurants open for all of the first half and second quarter of both 1996 and 1995 decreased 4.8% and 3.6%, respectively, to $460,000 and $240,000 in the 1996 periods as compared to $483,000 and $249,000 in the 1995 periods. The Company estimates that menu prices, after considering promotional discounts, increased by approximately 6.5% and 4.0% during the first six months and second quarter of 1996, as compared to the same periods in 1995.

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

         The development of new Wendy's restaurants by other franchisees in certain of the Company's market areas, and to a lesser degree the opening of new restaurants by the Company near its existing restaurants, have also negatively affected the Company's sales in certain locations. Sales declines have been most pronounced in the Company's North and South Carolina markets, which represent 42 of its 58 Wendy's units. A number of programs and products have been targeted at these markets by the Company in an attempt to reverse the declining sales trends. In addition, the Company has completed major remodeling projects at a number of its restaurants and believes the remodeling program is essential to maintaining a strong competitive position in these markets. Management continues to believe that aggressive core product discounting is counterproductive because of its negative impact on margins.

         Although same store sales were down for the first half and second quarter of 1996, as compared to the same periods in 1995, the trend improved each period of the second quarter of 1996, and modest increases were realized during the months of June and July, 1996. Management attributes the improvement in same store sales to strong consumer acceptance of Wendy's Chicken Nugget product and the favorable impact of increased menu prices.

         Cost of sales, which includes the cost of food and paper supplies, decreased as a percentage of sales in the Wendy's division for the first half and second quarter of 1996 as compared to the same periods in 1995, as the impact of lower promotional discounting, combined with the favorable impact of decreased costs of ground beef and lettuce more than offset the increased cost of paper supplies.

         Restaurant labor and related costs increased as a percentage of net sales for the first half and second quarter of 1996 due to the effect of higher wages and the decline in weighted average sales per unit.

         Other operating expenses increased as a percentage of sales for the first half and second quarter of 1996 as compared to the same periods in the prior year, primarily because of increases in rent expense associated with new units developed in 1995 and the impact of the decline in same store sales.

J. ALEXANDER'S RESTAURANT OPERATIONS

         The Company operated ten J. Alexander's restaurants at June 30, 1996 compared with six at July 2, 1995. The Company's eleventh J. Alexander's restaurant opened on July 22, 1996 in Plantation, Florida.

         J. Alexanders sales and operating income, before allocation of other income, general and administrative expenses and net interest expense, for the six months and second quarters ended June 30, 1996, and July 2, 1995, were as follows:

                                                                    Six Months Ended
                                                        JUNE 30, 1996               July 2,1995
                                                 --------------------------  --------------------------
                                                     AMOUNT          % OF        Amount          % of
                                                 (IN THOUSANDS)     SALES    (in thousands)      Sales
                                                 --------------     ------   --------------      ------
Net sales . . . . . . . . . . . . . . . . . .       $18,646         100.0%       $11,386         100.0%
Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . .         6,546          35.1          3,954          34.7
  Labor and related costs . . . . . . . . . .         5,688          30.5          3,534          31.0
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . .           789           4.2            455           4.0
  Other operating expenses  . . . . . . . . .         3,120          16.7          1,793           5.7
                                                    -------          ----         ------          ----
                                                     16,143          86.6          9,736          85.5
                                                    -------          ----         ------          ----
Restaurant operating income . . . . . . . . .       $ 2,503          13.4%        $1,650          14.5%
                                                    =======          ====         ======          ====

                                                                     Quarter Ended
                                                        JUNE 30, 1996               July 2,1995
                                                --------------------------  ---------------------------
                                                     AMOUNT         % OF         Amount          % of
                                                (IN THOUSANDS)      SALES   (in thousands)       Sales
                                                --------------      ------  ---------------     -------
Net sales . . . . . . . . . . . . . . . . . .        $9,498         100.0%        $5,942         100.0%
Restaurant costs and expenses:
  Cost of sales . . . . . . . . . . . . . . .         3,305          34.8          2,095          35.3
  Labor and related costs . . . . . . . . . .         2,923          30.8          1,796          30.2
  Depreciation and amortization of restaurant
    property and equipment  . . . . . . . . .           414           4.4            242           4.1
  Other operating expenses  . . . . . . . . .         1,596          16.8            938          15.8
                                                     ------          ----          -----          ----
                                                      8,238          86.7          5,071          85.3
                                                     ------          ----          -----          ----
  Restaurant operating income . . . . . . . .        $1,260          13.3%         $ 871          14.7%
                                                     ======          ====          =====          ====

         Net sales for the J. Alexander's division increased 64% and 60% in the first half and second quarter of 1996 compared to the same periods of 1995, due primarily to the opening of new restaurants. In addition, same store sales, which include comparable sales for all restaurants open for more than 12 months, averaged $82,100 and $82,000 per week during the first six months and second quarter of 1996, reflecting increases of 8.0% and 7.6% from the $76,000 and $76,200 per week during the same periods of the previous year. The Company estimates that menu prices increased approximately 5.3% and 5.9% in the first half and second quarter of 1996, as compared to the corresponding periods in 1995, and believes that the sales increases noted above reflect the continued acceptance and recognition by consumers of the high level of food quality and service which J. Alexander's provides its guests.

         Cost of sales, combined with restaurant labor and related costs and other operating expenses, decreased as a percentage of sales during the first half and second quarter of 1996 as compared to the same periods of the prior year for the Company's same store base of restaurants. Restaurant operating margins for the six restaurants in the same store base improved to 16.9% in the first half of 1996 from 14.8% in the 1995 period, and to 17.3% in the second quarter of 1996 from 14.7% in the corresponding period of 1995. On a consolidated basis, however, because of the slow building nature of sales for the Company's new restaurants, restaurant operating income decreased, as anticipated, to 13.4% for the six months ended June 30, 1996 as compared to 14.5% during the corresponding period of the previous year and to 13.3% for the second quarter of 1996 as compared to 14.7% in the 1995 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which have been reclassified to include all costs above the restaurant level for both operating divisions as well as pre-opening amortization expense, totaled 8.9% and 8.6% of net sales for the first half and second quarter of 1996, as compared to 9.4% and 9.1% of net sales during the same periods of the prior year, primarily reflecting efficiencies achieved at higher sales levels.

OTHER EXPENSE

         Other expense increased during the first half and second quarter of 1996 as compared to the same periods of 1995, primarily due to decreased interest income resulting from decreased investment balances as funds have been utilized for new restaurant development. Other, net also decreased in both periods due to the write off of certain fixed assets in connection with remodeling projects in both divisions.

INCOME TAXES

         Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets at June 30, 1996 relating primarily to approximately $9 million of net operating loss carryforwards and $2 million of tax credit carryforwards available to reduce future federal income taxes. Realization of the deferred tax assets is dependent principally on future earnings. Prior to 1995, a vaulation allowance reflecting the uncertainties associated with future earnings was established. Since December 31, 1995, no such allowance has been deemed necessary.

         As a result of utilization of its net operating loss carryforwards, the Company has not historically provided for or paid federal or state income taxes that approximate statutory rates. Due to the Company's recognition of all of its deferred tax assets in the fourth quarter of 1995, earnings for the six months and quarter ended June 30, 1996 were taxed at an effective rate of 35% as compared with effective tax rates of 8.3% and 8.1% during the first six months and second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totaled $3,249,000 during the first half of 1996, a decrease of $371,000 as compared to the corresponding period in 1995.

         The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totaled $11,440,000 during the first half of 1996.

         In the Wendy's division, capital expenditures of $1,521,000 included facilities upgrades and miscellaneous equipment replacements. Capital expenditures for J. Alexander's restaurants were $9,740,000 and consisted primarily of development costs for new restaurants in Cleveland, Ohio; Plantation, Florida; Troy, Michigan; and Chattanooga and Memphis, Tennessee.

         Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional restaurants similar to J. Alexander's. The Company's planned capital expenditures for 1996 total approximately $21,000,000.

         The Company's eleventh J. Alexander's restaurant opened July 22, 1996 in Plantation, Florida and management anticipates opening additional units in Troy, Michigan; Chattanooga, Tennessee; and Memphis, Tennessee during the remainder of 1996. The Troy and Chattanooga units are scheduled to open during the third quarter, while the Memphis restaurant is expected to open in the fourth quarter. The initial cost of developing new J. Alexander's restaurants, including the cost of land, has ranged from $2,300,000 to $3,900,000, excluding pre-opening costs. While the cost of land has been a significant variable in development cost, costs related to site preparation and buildings have also varied considerably. Management is presently developing additional building images for J. Alexander's and expects that the cost of additional new units, including the cost of land, will be within the range of $3,000,000 to $3,800,000. The initial capital investment required for opening a new J. Alexander's restaurant is significantly lower, however, when property is leased rather than purchased. Management estimates that pre-opening costs will be approximately $250,000 for each restaurant.

         The Company does not have significant capital needs for purposes other than restaurant development. Maturities of long-term debt through 1997 are relatively small because the Company has previously purchased in the market a sufficient amount of its convertible subordinated debentures to meet sinking fund requirements on that issue through that date. Even though working capital showed a deficit of $4,191,000 at June 30, 1996, requirements for funding accounts receivable and inventories are relatively small and the Company does not have significant working capital needs. The Company obtained a $30,000,000 line of credit during the third quarter of 1995 and began using a portion of this line to fund restaurant development during the first quarter of 1996. The balance on the line at June 30, 1996 was $6,758,000.

         In July 1996, the Company signed a letter of intent to sell substantially all of its Wendy's franchised restaurant operations to Wendy's International, Inc. (WI) for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totalling approximately $2.5 million. Consummation of the transaction is subject to the negotiation and execution of a definitive purchase agreement and the fulfillment of customary closing conditions and is expected to close on or before October 31, 1996.

         Under terms of the letter of intent, WI will purchase 52 of the Company's 58 Wendy's restaurants. The Company will close or sell the remaining six restaurants. As of June 30, 1996, the property and equipment associated with the 58 units held for disposal had a net carrying value (historical cost less accumulated depreciation/amortization) of $19.0 million, which will result in an estimated $8 - $10 million pre-tax gain on consummation of the sale. Following the divestiture of the Wendy's restaurant operations, the operating revenues of the Company will be significantly reduced. The Wendy's division generated restaurant operating income of $3.5 million on sales of $26.4 million during the first six months of 1996 and operating income of $2.0 million on sales of $13.9 million during the second quarter of 1996.

         The net proceeds from the sale of the Wendy's restaurant operations are expected to total approximately $24 million. The Company expects to use a portion of the net proceeds to pay all amounts outstanding under its bank line of credit agreement ($7.7 million at August 12, 1996). The balance of the proceeds will be available to fund continued development of its J. Alexander's restaurants. In order to continue to borrow under the line of credit agreement, it will be necessary for the Company to renegotiate certain covenants made in the agreement. Management believes that it will be successful in these negotiations and intends to maintain the current credit line for use in funding a portion of the Company's development plan. Should these negotiations not be successful, management believes that it will be able to replace the credit line on terms satisfactory to the Company.

         The Company believes that the net proceeds from the divestiture of its Wendy's restaurant operations, together with cash flow from operations and available borrowing capacity, will be sufficient to fund the development of its
J. Alexander's restaurants through the latter part of 1998.

Volunteer Capital Corporation and Subsidiaries
EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                             Six Months Ended            Quarter Ended
                                                        ------------------------    -----------------------
                                                          JUNE 30       July 2         JUNE 30      July 2
                                                            1996         1995           1996        1995
                                                        ----------    ----------    ----------   ----------
Earnings per common and dilutive common equivalent share

  Net income  . . . . . . . . . . . . . . . . . . . . . $  831,000    $1,601,000    $  525,000    $  913,000
                                                        ==========    ==========    ==========    ==========
  Adjustment of shares outstanding:
    Actual weighted average shares
      outstanding . . . . . . . . . . . . . . . . . . .  5,288,000     5,254,000     5,299,000     5,261,000
    Net additional shares issuable, based
    on the treasury stock method  . . . . . . . . . . .    178,000       153,000       185,000       161,000
                                                        ----------    ----------    ----------    ----------
    Adjusted shares outstanding . . . . . . . . . . . .  5,466,000     5,407,000     5,484,000     5,422,000
                                                        ==========    ==========    ==========    ==========

  Per share amount  . . . . . . . . . . . . . . . . . .     $  .15        $  .30         $ .10          $.17
                                                        ==========    ==========    ==========    ==========

Earnings per common share, assuming full dilution

  Net income  . . . . . . . . . . . . . . . . . . . . . $  831,000    $1,601,000    $  525,000    $  913,000
                                                        ==========    ==========    ==========    ==========
  Adjustment of shares outstanding:
    Actual weighted average shares
      outstanding . . . . . . . . . . . . . . . . . . .  5,288,000     5,254,000     5,299,000     5,261,000
    Net additional shares issuable,
    based on the treasury stock method  . . . . . . . .    178,000       193,000       185,000       193,000
                                                        ----------    ----------    ----------    ----------
    Adjusted shares outstanding . . . . . . . . . . . .  5,466,000     5,447,000     5,484,000     5,454,000
                                                        ==========    ==========    ==========    ==========

  Per share amount  . . . . . . . . . . . . . . . . . . $      .15    $      .29   $       .10    $      .17
                                                        ==========    ==========    ==========    ==========



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

         (b) No reports on Form 8-K were filed for the quarter ended June 30, 1996.

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

                         VOLUNTEER CAPITAL CORPORATION



                                /s/ Lonnie J. Stout II
                                -----------------------------------------------
                                Lonnie J. Stout II
                                Chairman, President and Chief Executive Officer



                                /s/ R. Gregory Lewis
                                -----------------------------------------------
                                R. Gregory Lewis
                                Vice-President and Chief Financial Officer


Date: August 14, 1996

                 VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
                               INDEX TO EXHIBITS

Exhibit No.                                                Page No.
- -----------                                                --------
  (11)        Computation of Earnings per Share              13

  (27)        Financial Data Schedule                  (For SEC Use Only)