Form 10-Q
period 1996-09-29
VOLUNTEER CAPITAL CORP / TN /
filed 1996-11-13
CIK 103884

                                  Form l0-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
  /X/ QUARTERLY REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For quarterly period ended           September 29, 1996
                           ----------------------------------------------------
                                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                              ------------------    ---------------------------

Commission file number          1-8766
                       --------------------------------------------------------

                        VOLUNTEER CAPITAL CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                       TENNESSEE                                            62-0854056
--------------------------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)


 3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee  37202
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (615) 269-1900
--------------------------------------------------------------------------------
             (Registrants telephone number, including area code)


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

      Common Stock Outstanding - 5,322,507 shares at November 11, 1996.

Page 1 of 16 pages.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                   September 29    December 31
                                                                                       1996            l995
                                                                                     --------        --------
                                                                                    (Unaudited)
        ASSETS


CURRENT ASSETS
        Cash and cash equivalents                                                   $ 1,847         $ 2,234
        Short-term investments                                                            -             505
        Accounts and notes receivable, including current portion of direct
                financing leases                                                        208             313
        Inventories                                                                     524             848
        Deferred income taxes                                                         4,314           1,541
        Prepaid expenses and other current assets                                       155             484
        Net assets held for disposal                                                 17,320               -
                                                                                    -------         -------
                TOTAL CURRENT ASSETS                                                 24,368           5,925

OTHER ASSETS                                                                          1,205           1,091

PROPERTY AND EQUIPMENT, at cost, less allowances for
        depreciation and amortization of $3,913 and $20,661 at September 29,
        1996, and December 31, 1995, respectively                                    41,329          46,915

DEFERRED INCOME TAXES                                                                   728           3,995

DEFERRED CHARGES, less amortization                                                   2,797           2,214
                                                                                    -------         -------
                                                                                    $70,427         $60,140
                                                                                    =======         =======

                                                                   SEPTEMBER 29             DECEMBER 31
                                                                       1996                    1995
                                                                   ------------             -----------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
        Accounts payable                                           $  4,139                 $  3,704
        Accrued expenses and other current liabilities                5,222                    4,151
        Current portion of long-term debt and obligations under
            capital leases                                               88                      297
                                                                    -------                  -------
                TOTAL CURRENT LIABILITIES                             9,449                    8,152

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current                      25,926                   18,512

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS                        602                      501

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share: Authorized l0,000,000 shares; issued and outstanding 5,322,007 and 5,276,972 shares
     at September 29, 1996, and December 31, 1995, respectively         266                      264
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued                                                               -                        -
   Additional paid-in capital                                        29,471                   29,199
   Retained earnings                                                  5,741                    4,540
                                                                    -------                  -------
                                                                     35,478                   34,003

   Note receivable - Employee Stock Ownership Plan                   (1,028)                  (1,028)
                                                                    -------                  -------
                TOTAL STOCKHOLDERS' EQUITY                           34,450                   32,975
                                                                    -------                  -------
                                                                    $70,427                  $60,140
                                                                    =======                  =======

See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 Nine Months Ended                  Quarter Ended
                                                                 -----------------                  -------------
                                                              September 29      October 1     September 29      October 1
                                                                  1996            l995            1996            1995
                                                                -------          -------        -------          -------
Net sales                                                       $70,640          $58,655          $25,584         $20,550

Costs and expenses:
        Cost of sales                                            24,687           20,383            9,000           7,104
        Restaurant labor and related costs                       21,053           17,145            7,629           5,951
        Depreciation and amortization of restaurant
                property and equipment                            2,360            2,183              497             770
        Royalties                                                 1,643            1,636              586             567
        Other operating expenses                                 11,060            8,596            4,060           3,068
                                                                -------         --------          -------         -------
                Total restaurant operating expenses              60,803           49,943           21,772          17,460
                                                                -------         --------          -------         -------
Income from restaurant operations                                 9,837            8,712            3,812           3,090
General and administrative expenses                               6,268            5,457            2,242           1,860
Wendy's disposition costs                                           542                0              542               0
                                                                -------         --------          -------         -------
Operating income                                                  3,027            3,255            1,028           1,230
                                                                -------         --------          -------         -------
Other income (expense):
        Interest expense                                         (1,220)          (1,082)            (475)           (340)
        Interest income                                              34              514                8             138
        Other, net                                                    7               66                9             (21)
                                                                -------         --------          -------         -------
                Total other income (expense)                     (1,179)            (502)            (458)           (223)
                                                                -------         --------          -------         -------

Income before income taxes                                        1,848            2,753              570           1,007
Income tax provision                                                647              168              200              23
                                                                -------         --------          -------         -------
Net income                                                      $ 1,201         $  2,585          $   370         $   984
                                                                =======         ========          =======         =======
Earnings per share:
        Primary                                                 $   .22         $    .48          $   .07         $   .18
                                                                =======         ========          =======         =======

        Fully diluted                                           $   .22         $    .47          $   .07         $   .18
                                                                =======         ========          =======         =======

Weighted average number of shares:
        Primary                                                   5,469            5,424            5,476           5,470
                                                                =======         ========          =======         =======

        Fully diluted                                             5,469            5,479            5,476           5,509
                                                                =======         ========          =======         =======

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)


                                                                             Nine Months Ended
                                                                             -----------------
                                                                September 29                    October 1
                                                                    1996                          1995
                                                                  --------                      --------
Net cash provided by operating activities                      $  5,890                         $ 5,704

Net cash provided (used) by investing activities:
        Purchase of property and equipment                      (16,631)                        (13,305)
        Proceeds from maturities and sales of investments           505                           1,004
        Other investing activities                                  (86)                            (51)
                                                               --------                         -------
                                                                (16,212)                        (12,352)

Net cash provided (used) by financing activities:
        Payments on debt and obligations under capital leases      (314)                           (312)
        Borrowings on line of credit                              9,973                               -
        Other financing activities                                  276                              83
                                                                -------                         -------
                                                                  9,935                            (229)

Decrease in Cash and Cash Equivalents                              (387)                         (6,877)

Cash and cash equivalents at beginning of period                  2,234                          14,802
                                                                -------                         -------
Cash and Cash Equivalents at End of Period                      $ 1,847                         $ 7,925
                                                                =======                         =======


See notes to consolidated condensed financial statements.

VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior years consolidated condensed financial statements to conform to the 1996 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Companys annual report on Form 10-K for the fiscal year ended December 31, 1995.


NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

        In July 1996, the Company entered into a letter of intent to sell substantially all of its Wendy's restaurant operations to Wendy's International, Inc. (WI) for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totalling approximately $2.5 million. Under terms of the definitive purchase agreement which was executed in October 1996, WI will purchase up to 52 of the Company's 58 Wendy's restaurants, subject to the fulfillment of customary closing conditions. The Company's Wendy's restaurants which are not purchased by WI will be closed or sold. Management anticipates the transaction will be completed on or before November 30, 1996.
        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), the net assets held for disposal at September 29, 1996, have been measured at the lower of carrying amount or fair value less the estimated cost to sell. Included in the net carrying value of $17,320,000 are property and equipment ($19,202,000, net of $17,272,000 in accumulated depreciation/amortization), inventory ($433,000) and prepaid expenses and other assets ($149,000), net of mortgages ($1,936,000) and capital lease obligations ($528,000).
        Under the provisions of SFAS No. 121, depreciation and amortization are not recorded during the period in which assets are being held for disposal. Accordingly, no depreciation expense has been recorded subsequent to July 3, 1996, the measurement date for the transaction, relative to assets utilized in the Wendy's operations.

        Management estimates the divestiture of the Company's Wendy's operations will generate net proceeds of approximately $24 million and a pre-tax gain of approximately $8 to $10 million during the fourth quarter of 1996. In accordance with Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity...", the Company has recorded expenses totalling $542,000 during the third quarter of 1996 relative to accrued termination benefits ($450,000) and accrued liabilities associated with the settlement of lease obligations on two of the restaurants which are not being purchased by WI. There will be 30 employees eligible for termination benefits as a result of the Company's exit from the Wendy's business.
        Following the divestiture of the Wendy's restaurant Operations, the operating revenues of the Company will be significantly reduced. The Wendy's division generated restaurant operating income of $6.1 million on sales of $41.1 million during the first nine months of 1996 and operating income of $2.5 million on sales of $14.6 million during the third quarter of 1996.

NOTE C - PRE-OPENING COSTS

        Costs of hiring and training personnel and certain other costs relating to a new J. Alexander's restaurant have historically been capitalized and amortized over the restaurant's first 24 months of operations. In the fourth quarter of 1996, the Company intends to change its period of amortiztion for these costs to 12 months. Management estimates that an additional $500,000 of pre-opening expense will be recorded in the fourth quarter of 1996 as a result of this change. Management does not anticipate the change will have a material impact on periods subsequent to fiscal 1996.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Volunteer Capital Corporation operated 56 franchised Wendys Old Fashioned Hamburgers restaurants and thirteen proprietary J. Alexander's full-service, casual dining restaurants at September 29, 1996.
        In July of 1996, the Company entered into a letter of intent to sell substantially all of its Wendy's restaurants to Wendy's International, Inc. for approximately $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totalling approximately $2.5 million. Under the terms of the definitive purchase agreement which was executed in October of 1996, Wendy's International, Inc. will purchase 52 of the Company's Wendy's restaurants. Two restaurants were closed during the third quarter of 1996 and the remaining four will be closed and/or sold to other parties. Management estimates that the divestiture will generate net proceeds of approximately $24 million in cash and a pre-tax gain of $8 to $10 million during the fourth quarter of 1996. The net assets of the Wendy's division operations of $17,320,000 have been included in the balance sheet as assets held for disposition. The Company recorded expenses in connection with the disposition of $542,000 during the third quarter of 1996.
        Management anticipates that the transaction with Wendy's International, Inc. will be completed on or before November 30, 1996. Following the divestiture of the Wendy's restaurant operations, the operating revenues of the Company will be significantly reduced. As indicated in the tables below, the Wendy's division generated operating income of $6,061,000 on sales of $41,051,000 for the first nine months of 1996 and operating income of $2,539,000 on sales of $14,641,000 during the third quarter of 1996. Management reached the decision to sell the Wendy's operations because it believed focusing all of the Company's capital and resources exclusively on casual dining offers the greatest potential for long-term return for its shareholders. However, the divestiture is expected to have a negative impact on earnings for the next twelve to eighteen months before the lost revenue and operating income from the Wendy's operations can be replaced by the development of new J. Alexander's restaurants. Also, general and administrative expenses will not decrease in proportion to the reduction in revenues and operating profits from the Wendy's divestiture since a large portion of these costs is related to the ongoing development of J. Alexander's restaurants.
        For the first nine months of 1996, the Company's consolidated income before income taxes decreased by $905,000, or 32.9%, as compared to the same period of the previous year. Income before income taxes decreased by $437,000, or 43.4%, for the third quarter of 1996. Consolidated restaurant operating income increased by $1,125,000 and $722,000 during the first nine months and third quarter of 1996, as compared to the 1995 periods. These increases were more that offset, however, by other items including increases in interest expense, decreases in interest income and increases in general and administrative expenses.

Net income decreased by $1,384,000 (53.5%) and $614,000 (62.4%) for the first nine months and third quarter of 1996, as compared to the same periods in the previous year. Due to the Company having recognized all of its deferred tax assets in the fourth quarter of 1995, earnings for both of the 1996 periods were taxed at an effective rate of 35%, as compared with effective rates of 6% and 2% for the nine month and three month periods ended October 1, 1995.

WENDYS RESTAURANT OPERATIONS
        Results of the Wendys restaurant operations before allocation of other income, corporate overhead and net interest expense for the nine months and third quarters ended September 29, 1996, and October 1, 1995, were as follows:


                                                                            Nine Months Ended
                                                           September 29, 1996               October 1, 1995
                                                      -------------------------       -------------------------
                                                           Amount        % of              Amount           % of
                                                       (in thousands)    Sales        (in thousands)      Sales
                                                       -------------     -----        -------------       -----

Net sales                                              $41,051           100%         $40,861             100.0%

Restaurant costs and expenses:
        Cost of sales                                   14,383          35.0           14,162              34.7
        Labor and related costs                         11,883          28.9           11,684              28.6
        Depreciation and amortization of restaurant
           property and equipment                        1,074           2.6            1,469               3.6
        Royalties                                        1,643           4.0            1,636               4.0
        Other operating expenses                         6,007          14.6            5,773              14.1
                                                       -------        ------          -------             -----
                                                        34,990          85.2           34,724              85.0
                                                       -------        ------          -------             -----
Restaurant operating income                            $ 6,061          14.8%         $ 6,137              15.0%
                                                       =======        ======          =======             =====


                                                                                  Quarter Ended
                                                            September 29, 1996                        October 1, 1995
                                                         ------------------------           ---------------------------------
                                                              Amount        % of                Amount                  % of
                                                         (in thousands)     Sales           (in thousands)              Sales
                                                         --------------     -----           --------------              -----
Net sales                                                $14,641            100.0%             $14,142                  100.0%

Restaurant costs and expenses:
        Cost of sales                                      5,242             35.8                4,837                   34.2
        Labor and related costs                            4,147             28.3                4,024                   28.5
        Depreciation and amortization of restaurant
                property and equipment                         -                -                  511                    3.6
        Royalties                                            586              4.0                  567                    4.0
        Other operating expenses                           2,127             14.5                2,038                   14.4
                                                         -------            -----              -------                  -----
                                                          12,102             82.7               11,977                   84.7
                                                         -------            -----              -------                  -----
Restaurant operating income                              $ 2,539             17.3%             $ 2,165                   15.3%
                                                         =======            =====              =======                  =====

                                     -9-

        The Company operated 56 Wendys restaurants at September 29, 1996 and
58 restaurants at October 1, 1995. Two restaurants were closed late in the third quarter of 1996 in connection with the divestiture of the division.
        Total sales in the Wendy's division increased 0.5% and 3.5% for the first nine months and third quarter of 1996 as compared to the same periods in 1995. Weighted average per unit sales of restaurants open for all of the first nine months of both 1996 and 1995 totalled $718,000, a 1.6% decrease from $730,000 in 1995. For restaurants open for all of the third quarter in both 1996 and 1995, weighted average per unit sales totalled $256,000, a 3.6% increase from $247,000 in 1995. The Company estimates that menu prices, after considering promotional discounts, increased by approximately 3.0% and 2.5% during the first nine months and third quarter of 1996, as compared to the same periods in 1995.
        Cost of sales, which includes the cost of food and paper supplies, increased as a percentage of sales in the Wendy's division for the first nine months and third quarter of 1996 as compared to the same periods in 1995, primarily as a result of higher chicken and, in the third quarter of 1996, ground beef prices.
        Restaurant labor and related costs increased as a percentage of net sales for the first nine months of 1996, as compared to the corresponding period of 1995, due primarily to the effect of higher wages and the decline in weighted average sales per unit. For the third quarter, restaurant labor and related costs decreased as a percentage of net sales, as compared to the same quarter in 1995, as the favorable impact of increased menu prices and the increase in weighted average sales per unit more than offset the effect of higher wage rates.
        Under the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", no depreciation or amortization expense has been recorded subsequent to July 3, 1996, the measurement date for the transaction, on Wendy's assets held for disposal. As a result, depreciation and amortization of restaurant property and equipment decreased for the first nine months and third quarter of 1996, as compared to the same periods in 1995.
        Other operating expenses increased as a percentage of net sales for the first nine months of 1996, as compared to the same period in 1995, primarily due to increases in rent expense associated with new units developed in 1995 and the impact of the decline in same store sales.

J. Alexanders Restaurant Operations
        The Company operated thirteen J. Alexander's restaurants at September 29, 1996, compared with seven at October 1, 1995. New restaurants were opened as follows:

        Location                   Opening Date
        --------                   ------------

        Toledo, Ohio               November 13, 1995
        Overland Park, Kansas      December 4, 1995
        Lyndhurst, Ohio            April 29, 1996
        Plantation, Florida        July 22, 1996
        Troy, Michigan             August 15, 1996
        Chattanooga, Tennessee     September 3, 1996

        J. Alexanders operating results, before allocation of other income, corporate overhead and net interest expense, for the nine months and third quarters ended September 29, 1996, and October 1, 1995, were as follows:

                                                                     Nine Months Ended
                                                     September 29, 1996                October 1, 1995
                                                     ------------------                ---------------
                                                     Amount          % of             Amount          % of
                                                (in thousands)      Sales        (in thousands)      Sales
                                                --------------      -----        --------------      -----
Net sales                                           $29,589         100.0%         $17,794           100.0%
Restaurant costs and expenses:
  Cost of sales                                      10,304          34.8             6,221           35.0
  Labor and related costs                             9,170          31.0             5,461           30.7
  Depreciation and amortization of restaurant
    property and equipment                            1,286           4.3               714            4.0
  Other operating expenses                            5,053          17.1             2,823           15.9
                                                    -------         -----           -------          -----
                                                     25,813          87.2            15,219           85.5
                                                    -------         -----           -------          -----
Restaurant operating income                         $ 3,776          12.8%          $ 2,575           14.5%
                                                    =======         =====           =======          =====

                                                                         Quarter Ended
                                                     September 29, 1996                October 1, 1995
                                                     ------------------                ---------------
                                                     Amount          % of             Amount          % of
                                                (in thousands)      Sales        (in thousands)      Sales
                                                --------------      -----        --------------      -----
Net sales                                          $10,943          100.0%           $6,408         100.0%
Restaurant costs and expenses:
  Cost of sales                                      3,758           34.3             2,267          35.4
  Labor and related costs                            3,482           31.8             1,927          30.1
  Depreciation and amortization of restaurant
    property and equipment                             497            4.5               259           4.0
  Other operating expenses                           1,933           17.7             1,030          16.1
                                                   -------          -----           -------         -----
                                                     9,670           88.4             5,483          85.6
                                                   -------          -----           -------         -----
  Restaurant operating income                      $ 1,273           11.6%          $   925          14.4%
                                                   =======          =====           =======         =====


        Net sales for the J. Alexander's division increased 66% and 71% for the first nine months and third quarter of 1996, as compared to the same periods of 1995, due primarily to the opening of new restaurants. In addition, same store sales, which include comparable sales for all restaurants open for more than 12 months, averaged $81,300 and $79,900 during the first nine months and third quarter of 1996, reflecting increases of 6.4% and 3.5% from $76,400 and $77,200 per week during the same periods of the previous year. Average weekly sales for all restaurants were $75,200 and $72,700 for the first nine months and third quarter of 1996, as compared to $76,400 and $77,200 for the corresponding periods in 1995. The Company estimates that menu prices increased approximately 5% in the first nine months and third quarter of 1996, as compared to the same periods of 1995.

        In order to maximize the quality of guest service and to allow successful completion of the extensive training and support of J. Alexander's staff, there is typically little or no advertising or promotion of new J. Alexander's restaurant openings. Management believes that this "quiet opening" approach enhances guest experiences and contributes significantly to increases in same store sales over a long period of time. Due to the slow building nature of sales and the emphasis placed on training and quality of operations during the opening months of operation, the financial performance of new restaurants typically trails that of more mature restaurants. As a result, all operating cost categories, with the exception of food cost, increased for both the nine months and quarter ended September 29, 1996, as compared to the same periods of the prior year due to the effect of the six new restaurants which have opened subsequent to the third quarter of 1995. Food costs decreased as a percentage of sales in both of the 1996 periods due primarily to management emphasis on cost control in this area.
        Restaurant operating margins for the seven restaurants open for more than twelve months improved to 17% in the first nine months of 1996 from 14.6% in the 1995 period and to 17.4% in the third quarter of 1996 as compared to 14.4% in the corresponding period of 1995.

General and Administrative Expenses
        General and administrative expenses, which include all costs above the restaurant level for both operating divisions as well as amortization of pre-opening costs, totalled 8.9% and 8.8% of net sales for the first nine months and third quarter of 1996, as compared to 9.3% and 9.1% of net sales during the same periods of the prior year, primarily reflecting efficiencies achieved at higher sales levels. Beginning with the fourth quarter of 1996, the Company will amortize pre-opening costs related to new J. Alexander's restaurants (approximately $250,000 per restaurant) over a period of twelve months, as compared to its historical practice of using a 24 month amortization period. In addition, the Company will record an estimated $500,000 of additional amortization of pre-opening costs during the fourth quarter of 1996, reflecting the impact of the change in amortization period for restaurants already open.
        General and administrative expenses are expected to decrease subsequent to the disposal of the Company's Wendy's restaurant operation, though the decrease will not be in proportion to the reduction in revenues and operating profits resulting from the Wendy's divestiture since a large portion of these costs is related to the operation and development of J. Alexander's restaurants. For the nine months ended September 29, 1996, general and administrative expenses directly related to the Wendy's operations were approximately $2,225,000.

Other Expense
        Other expense increased during the first nine months and third quarter of 1996 as compared to the same periods of 1995, primarily due to increased net interest expense as borrowings and funds on hand have been utilized for new restaurant development.

Income Taxes
        Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets at September 29, 1996 relating primarily to approximately $8.5 million of net operating loss carryforwards and $2 million of tax credit carryforwards available to reduce future federal income taxes. Realization of the deferred tax assets is dependent principally on future earnings. Prior to 1995, a valuation allowance reflecting the uncertainties associated with future earnings was established. Since December 31, 1995, no such allowance has been deemed necessary. The Company anticipates realizing approximately $3.3 million of its deferred tax assets in connection with the pending sale of its Wendy's restaurant operations.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totalled $5,890,000 during the first nine months of 1996, an increase of $186,000 as compared to the corresponding period of 1995. Working capital at September 29, 1996 totalled $14,919,000 as compared to $2,603,000 at October 1, 1995, with the increase primarily attributable to the inclusion of the net assets of the Company's Wendy's restaurant operations held for disposal in the current assets category at September 29, 1996.
        The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totalled $16,197,000 during the first nine months of 1996. In the Wendy's division, capital expenditures of $1,717,000 included facilities upgrades and miscellaneous equipment replacements. Capital improvements for J. Alexander's restaurants were $14,297,000 and consisted primarily of development costs for new restaurants in Cleveland, Ohio; Plantation, Florida; Troy, Michigan; Chattanooga and Memphis, Tennessee; and Denver, Colorado.
        Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional restaurants similar to J. Alexander's.
        The Company's twelfth and thirteenth J. Alexander's restaurants opened August 15, 1996 and September 3, 1996 in Troy, Michigan and Chattanooga, Tennessee, respectively, and management anticipates opening the Memphis restaurant in December 1996. Additional restaurants in Denver, Colorado and Tampa, Florida are scheduled to open in Spring of 1997. The initial cost of developing new J. Alexander's restaurants, including the cost of land, has generally ranged from $2,300,000 to $3,900,000, excluding pre-opening costs. While the cost of land has been a significant variable in development cost, costs related to site preparation and buildings have also varied considerably. Management is presently developing additional building images for J. Alexander's and expects that the cost of additional new units, including the cost of land, will be within the range of $3,000,000 to $3,800,000. The initial capital investment required for opening a new J. Alexander's restaurant is significantly lower, however, when property is leased rather than purchased. Management estimates that pre-opening costs will be approximately $250,000 for each restaurant.
        The Company does not have significant capital needs other than for restaurant development. Maturities of long-term debt through 1997 are relatively small because the Company has previously purchased in the market a sufficient amount of its convertible subordinated debentures to meet sinking fund requirements through that time. Further, since requirements for funding accounts receivable and inventories are relatively small, the Company does not have significant working capital needs. The Company obtained a $30,000,000 line of credit during the third quarter of 1995 and began using a portion of this line to fund restaurant development during the first quarter of 1996. The balance on the line at September 29, 1996 was $9,973,000.

        The Company expects to use a portion of the estimated net proceeds of approximately $24 million from the sale of its Wendy's restaurant operations to pay all amounts outstanding under its bank line of credit agreement ($12.3
million at November 7, 1996).   The balance of the proceeds will be available
to fund continued development of its J. Alexander's restaurants. In order to continue to borrow under the line of credit agreement after the divestiture of its Wendy's operations, it will be necessary for the Company to renegotiate certain covenants in the agreement. Management believes that it will be successful in these negotiations and intends to maintain the current credit line for use in funding a portion of the Company's development plan. Should these negotiations not be successful, management believes that it will be able to replace the credit line on terms satisfactory to the Company.
        The Company believes that the net proceeds from the divestiture of its Wendy's restaurant operations, together with cash flow from operations and available borrowing capacity, will be sufficient to fund the development of its
J. Alexander's restaurants through the latter part of 1998.

Volunteer Capital Corporation and Subsidiaries
EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE


                                                                               Nine Months Ended              Quarter Ended
                                                                               -----------------              -------------
                                                                        September 29      October 1     September 29      October 1
                                                                           1996             1995           1996             1995
                                                                        ----------       ----------     ----------       ----------
Earnings per common and dilutive common equivalent share

        Net income                                                      $1,201,000       $2,585,000     $  370,000       $  984,000
                                                                        ==========       ==========     ==========       ==========
        Adjustment of shares outstanding:
                Actual weighted average shares outstanding               5,297,000        5,252,000      5,315,000        5,260,000
                Net additional shares issuable, based on the treasury
                        stock method                                       172,000          172,000        161,000          210,000
                                                                        ----------       ----------     ----------       ----------
                Adjusted shares outstanding                              5,469,000        5,424,000      5,476,000        5,470,000
                                                                        ==========       ==========     ==========       ==========
        Per share amount                                                $      .22       $      .48     $      .07       $      .18
                                                                        ==========       ==========     ==========       ==========


Earnings per common share, assuming full dilution

        Net income                                                      $1,201,000       $2,585,000     $  370,000       $  984,000
                                                                        ==========       ==========     ==========       ==========
        Adjustment of shares outstanding:
                Actual weighted average shares outstanding               5,297,000        5,252,000      5,315,000        5,260,000
                Net additional shares issuable, based on the treasury
                        stock method                                       172,000          227,000        161,000          249,000
                                                                        ----------       ----------     ----------       ----------
                Adjusted shares outstanding                              5,469,000        5,479,000      5,476,000        5,509,000
                                                                        ==========       ==========     ==========       ==========

        Per share amount                                                $      .22       $      .47     $      .07       $      .18
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

                         PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                Exhibit (10.1)  Asset Purchase Agreement dated October 25, 1996 by and between VCE Restaurants, Inc.,
                                Volunteer Capital  Corporation and Wendy's
                                International, Inc.

                Exhibit (11)    Computation of Earnings Per Share is filed with
                                Part I of this Form 10-Q.

                Exhibit (27)    Financial Data Schedule (for SEC use only)

        (b) No reports on Form 8-K were filed for the quarter ended September 29, 1996.

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

                                VOLUNTEER CAPITAL CORPORATION



                                /s/Lonnie J. Stout II
                                -----------------------------------------------
                                Chairman, President and Chief Executive Officer




                                /s/R. Gregory Lewis
                                -----------------------------------------------
                                R. Gregory Lewis
                                Vice-President and Chief Financial Officer



Date: November 12, 1996

                VOLUNTEER CAPITAL CORPORATION AND SUBSIDIARIES
                              INDEX TO EXHIBITS


Exhibit No.
-----------
   (10.1) Asset Purchase Agreement dated October 25, 1996 by and between VCE Restaurants, Inc., Volunteer Capital Corporation and Wendy's International, Inc.

   (11)       Computation of Earnings per Share

   (27)       Financial Data Schedules       (For SEC Use Only)