Form 10-K405
period 1996-12-29
VOLUNTEER CAPITAL CORP / TN /
filed 1997-03-31
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 29, 1996. [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                                       or

         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to
         ______________.

                          Commission file number 1-8766

                           J. ALEXANDER'S CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

           Tennessee                                    62-0854056
           ---------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

           P.O. Box 24300
        3401 West End Avenue
        Nashville, Tennessee                               37203
        --------------------                               -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (615)269-1900
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

               Title of Class:                          Name of each exchange on which registered:
------------------------------------------------        ------------------------------------------
     Common stock, par value $.05 per share.                       New York Stock Exchange
Series A junior preferred stock purchase rights.                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the New York Stock Exchange of such stock as of March 24, 1997, was $42,083,670, assuming that (i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander's Corporation Employee Stock Ownership Plan are shares owned by an "affiliate".

         The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 24, 1997, was 5,382,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996, are incorporated by reference into Parts I and II.

         Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997, are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

         J. Alexander's Corporation (the "Company", formerly Volunteer Capital Corporation) operates as a proprietary concept 14 J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Kansas, Alabama, Michigan and Illinois. J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef; mesquite-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar. Management believes quality food, outstanding service and value are critical to the success of J. Alexander's.

         The Company has historically operated as a major franchisee of Wendy's International, Inc. ("Wendy's International"). However, in November 1996, the Company sold 52 of its 58 Wendy's Old Fashioned Hamburgers restaurants ("Wendy's Restaurants") to Wendy's International. Of the six restaurants not acquired by Wendy's International in November 1996, two were in operation at December 29, 1996. As of March 24, 1997 the Company has closed or sold all of its Wendy's restaurants.

         Management intends to concentrate on development of new J. Alexander's restaurants and may also consider use of the Company's capital resources for acquisitions of restaurants similar to J. Alexander's.

         Unless the context requires otherwise, all references to the Company include J. Alexander's Corporation and its subsidiaries.

         Information concerning net sales and operating results of the Company's
J. Alexander's Restaurants and Wendy's Restaurants is set forth in "Management's Discussion and Analysis" on pages through of the Company's 1996 Annual Report to Shareholders.


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

         Each restaurant is open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 12:00 midnight on Friday and Saturday. Entrees available at lunch and dinner range in price from $4.95 to $18.45. The Company estimates that the average check per customer, excluding alcoholic beverages, is approximately $13.80. J. Alexander's net sales during fiscal 1996 were $42.1 million, of which alcoholic beverage sales accounted for approximately 15%.

         The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995 and five restaurants in 1996. The Company plans to open five J. Alexander's in 1997, four of which are currently being developed in Tampa, Florida; Denver, Colorado; Livonia, Michigan; and San Antonio, Texas (a leased location). The Tampa restaurant is scheduled to open in the second quarter of 1997, the Denver restaurant is scheduled to open in the third quarter of 1997, and the Livonia and San Antonio restaurants, as well as a fifth new restaurant, are scheduled to open in the fourth quarter of 1997.

         Menu. The J. Alexander's menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts.

As a part of the Company's commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. Midwestern, Cornfed Choice Beef, aged a minimum of 21 days and cut by hand in the kitchen; and imported Italian pasta, topped with fresh grated imported Reggiano Grassi parmesan cheese, is used.

         Emphasis on quality is present throughout the entire J. Alexander's menu. Milkshakes are made from Haagen-Dazs ice cream, with flavoring being the only addition. Desserts such as chocolate cake, carrot cake and cheesecake are prepared in-house, and each restaurant bakes its featured croissants.

         Customer Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander's concept. The management staff of each restaurant are referred to as "coaches" and the other employees as "champions". The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander's restaurant typically employs five to six fully-trained concept coaches and two kitchen coaches. The coaches typically have previous experience in full-service restaurants and complete an intensive 19-week J. Alexander's development program involving all aspects of restaurant operations.

         Each J. Alexander's has approximately 45 to 65 service personnel, 25 to 30 kitchen employees, 8-10 host persons and six to eight pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander's restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary entrees in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company's standards. Further, all members of the service staff are trained to know the Company's product specifications and to alert management as to any potential problems.

         Quality Assurance. A key position in each J. Alexander's restaurant is the quality control coordinator. This position is staffed by a coach who inspects each plate of food before it is served to a guest. The Company believes that this product inspection by a member of management is a significant key to maintaining consistent, high food quality in its restaurants.

         Another important component of the quality assurance system is the preparation of taste plates. Certain menu items are taste-tested daily by a coach to ensure that only the highest quality food is served in the restaurant. The Company also uses a service evaluation program to monitor service staff performance, food quality and guest satisfaction.

         Restaurant and Site Selection. The J. Alexander's restaurants built from 1992 through 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior typically combines brick, fieldstone and copper with striped awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. Consistent with the Company's intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the "warehouse" style building described above. The J. Alexander's in Troy, Michigan is located inside the prestigious Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander's features a stucco style exterior and includes a number of other unique design features as the result of being converted from another free-standing restaurant building acquired by the Company. The J. Alexander's in Memphis, Tennessee represents the Company's latest prototype design which it expects to use for most of the restaurants opened in 1997. This building was designed to provide a high level of curb appeal using exterior craftsman-style architecture with unique natural materials such as stone, stained woods and weathering copper.

         The Company plans to open five J. Alexander's restaurants in 1997, four of which are currently under development in Tampa, Florida; Denver, Colorado; San Antonio, Texas; and Livonia, Michigan. The Company estimates that its capital expenditures for 1997 will total approximately $22,000,000. The capital expenditures for restaurants include the cost of constructing and equipping the restaurant and, if the land on which a restaurant is located is purchased, the cost of purchasing the land and associated site work. Based upon the Company's cost experience in developing restaurants and the Company's current estimates of cost levels, the Company believes that the cost of constructing a J. Alexander's building will range from approximately $1,650,000 to $1,850,000. The Company is also developing a lower cost building, anticipated to range from $1,300,000 to $1,400,000, for use in selected markets beginning in 1998. The Company estimates that the cost of equipping a J. Alexander's restaurant will range from $650,000 to $700,000. Currently, the principal variable in the cost of a restaurant is the decision to own or lease a restaurant site and if a decision is made to own the site, the cost of land in the proposed market. In general, the Company prefers to own its sites because of the long-term value of owning such an asset. For restaurants opened during 1996, the cost of land ranged from $800,000 to $1,200,000. In addition, site preparation and improvement costs are expected to range from approximately $275,000 to $350,000 per restaurant. Management estimates that pre-opening costs will range from $250,000 to $300,000 per restaurant.

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

Alexander's operations. The Company employs a Director of Real Estate whose primary responsibilities are to seek out and evaluate possible restaurant locations in attractive mid-sized and larger metropolitan areas. After preliminary site analysis is performed and evaluated, members of the Company's senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company also obtains an independent market analysis to verify its own conclusion that a potential restaurant site meets the Company's criteria. The Company believes that this site selection strategy results in quality restaurant locations.

                          WENDY'S RESTAURANT OPERATIONS

         Overview and Menu. In November 1996, the Company sold 52 of its 58 Wendy's restaurants to Wendy's International. The remaining six Wendy's Restaurants have been sold or closed. Each of the Company's Wendy's Restaurants offered a relatively standard menu, consisting of hamburgers, boneless breast of chicken sandwiches, the SuperBar (an all-you-can-eat hot and cold food buffet), chili, french fried and baked potatoes, prepared salads, a child's meal, Frosty Dairy Dessert, and an assortment of soft drinks and other non-alcoholic beverages.

         Agreements with Wendy's International. The Company and Wendy's International had previously executed Unit Franchise Agreements for each Wendy's Restaurant, granting the Company an exclusive franchise for that Wendy's Restaurant to use the trademarks, service marks and certain other rights of Wendy's International and obligating the Company to pay Wendy's International an initial franchise fee and a monthly fee equal to 4% of the restaurant's gross sales, as well as to spend 4% of the sales for each restaurant for advertising and promotion. In addition, the Company had previously agreed with Wendy's International that any proposed sale or transfer which would reduce the Company's direct or indirect ownership of its Wendy's Restaurants to less than 51% would be subject to a right of first refusal or, in certain circumstances, consent by Wendy's International. Finally, the Company had also granted to Wendy's International a right of first refusal or, in certain circumstances, consent in the event the Company were to receive an acceptable bona fide offer from a third party to acquire the Company's business through an exchange offer, merger, share exchange, sale of assets or other transaction of similar effect. Because the Company has now sold or closed all of its Wendy's Restaurants, the Unit Franchise Agreements are generally no longer in effect. Furthermore, in connection with the sale of 52 Wendy's Restaurants to Wendy's International in November 1996, Wendy's International expressly surrendered its right of first refusal or, in certain circumstances, consent in the event the Company receives an offer from a third party to acquire the Company's business.

                                   COMPETITION

         The restaurant industry is highly competitive. The Company believes that the principal competitive factors within the industry are site location, product quality, service and price; however, menu variety, attractiveness of facilities and customer recognition are also important factors. The Company's restaurants compete not only with numerous other casual dining restaurants with national or regional images, but also with other types of food service operations in the vicinity of each of the Company's restaurants. These include other restaurant chains or franchise operations with greater public recognition, substantially greater financial resources and higher total sales volume than the Company. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

                                    PERSONNEL

         As of December 29, 1996, the Company employed approximately 1,700 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

                              GOVERNMENT REGULATION

         Each of the Company's restaurants is subject to various federal, state and local laws, regulations and administrative practices relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Restaurant operating costs are also affected by other governmental actions that are beyond the Company's control, which may include increases in the minimum hourly wage requirements, workers' compensation insurance rates and unemployment and other taxes. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

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

         Risks Associated with Growth. The Company's continued growth depends on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be able to open the anticipated number of J. Alexander's in a timely manner or that, if opened, those restaurants can be operated profitably. The Company currently operates fourteen J. Alexander's restaurants, of which only nine have been open for more than one year. Consequently, the earnings achieved to date by these J. Alexander's restaurants may not be indicative of future operating results. Furthermore, because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

         Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

         Fluctuations in Quarterly Results. The Company's quarterly results of operations are affected by timing of the opening of new J. Alexander's restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. The Company's business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company's profitability from increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

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

Alexander's restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the restaurants.

ITEM 2.  PROPERTIES

         As of December 29, 1996, the Company had fourteen J. Alexander's casual dining restaurants in operation and two J. Alexander's restaurants under construction. As a result of the sale of substantially all of its Wendy's restaurant operations to Wendy's International in November 1996, the Company had two Wendy's restaurants in operation at December 29, 1996. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:

                                                         Site Leased
                                    Site and Building   and Building    Site and Building
                                      Owned by the      Owned by the      Leased to the
                                         Company           Company           Company           Total
                                         -------           -------           -------           -----
J. Alexander's Restaurants:
     Alabama                                1                 0                 0                1
     Colorado                               1                 0                 0                1
     Florida                                2                 1                 0                3
     Illinois                               1                 0                 0                1
     Kansas                                 1                 0                 0                1
     Michigan                               0                 1                 0                1
     Ohio                                   3                 1                 0                4
     Tennessee                              3                 0                 1                4
                                            -                 -                 -                -
                                           12                 3                 1               16
                                           --                 -                 -               --
Wendy's Restaurants:
     Louisiana                              2                 0                 0                2
                                           --                 -                 -               --
     Total                                 14                 3                 1               18
                                           ==                 =                 =               ==

(a) In addition to the above, the Company leases five properties which are in turn leased to others.
(b) See Item 1. for additional information concerning the Company's restaurants.

         All of the Company's restaurant lease agreements may be renewed at the end of the initial term (generally 15 to 25 years) for periods ranging from five to 10 years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant's gross sales in excess of specified amounts. These leases usually require the Company to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.

         Corporate offices for the Company are located in leased office space in Nashville, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 24, 1997, the Company was not a party to any pending legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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

Name and Age               Background Information

Ronald E. Farmer, 50       Vice-President of Development since May, 1996;
                           Director of Development from October, 1993 to May,
                           1996; President of Dinelite Corporation, a franchisee of Po Folks Restaurants, from 1987 to 1993.

R. Gregory Lewis, 44       Chief Financial Officer since July 1986; Vice
                           President of Finance and Secretary since August 1984.

Mark A. Parkey, 34         Director of Finance of the Company since January
                           1993; Audit Manager with Steele, Carter and Martin, a public accounting firm, from June 1991 to January 1993.

Lonnie J. Stout II, 50     Chairman since July 1990; Director, President and
                           Chief Executive Officer since May 1986.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The information required under this item in incorporated by reference to the section entitled "Price Range of Common Stock" on page 44 and the Note to the "Five-Year Financial Summary" on page 42 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996.

ITEM 6. SELECTED FINANCIAL DATA

         The information required under this item is incorporated by reference to the section entitled "Five-Year Financial Summary" on page 42 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required under this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required under this item is incorporated by reference to the "Consolidated Financial Statements" of the Company and its subsidiaries on pages 24 through 39 and the "Quarterly Results of Operations" on page 41 of the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors of the Company is incorporated herein by reference to the "Proposal No. 1: Election of Directors" section and the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997. (See also "Executive Officers of the Company" under Part I of this Form 10-K.)

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) and (2)           The information required under Item 14, subsections
                           (a)(1) and (a)(2) is set forth in a supplement filed as part of this report beginning on page F-1.

 (a)(3) Exhibits:

      (3)(a)(1) Charter (Exhibit 3(a) of the Registrant's Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

      (3)(a)(2)            Amendment to Charter dated February 7, 1997.

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

      (10)(a) Employee Stock Ownership Plan (Exhibit 1 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

      (10)(b) Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

      (10)(c) Secured Promissory Note dated June 25, 1992 from the Volunteer Capital Corporation Employee Stock Ownership Trust to Registrant (Exhibit 4 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

      (10)(d) Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

      (10)(e) $30,000,000 Loan Agreement dated August 29, 1995 by and between Volunteer Capital Corporation, VCE Restaurants, Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A. (Exhibit 10.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended October 1, 1995 is incorporated herein by reference).

      (10)(f) $30,000,000 Line of Credit note dated August 29, 1995 by and between Volunteer Capital Corporation, VCE Restaurants, Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A. (Exhibit 10.2 of the Registrant's quarterly report on Form 10-Q for the quarter ended October 1, 1995 is incorporated herein by reference).

      (10)(g) Asset Purchase Agreement dated October 25, 1996 by and between VCE Restaurants, Inc., Volunteer Capital Corporation and Wendy's International, Inc. (Exhibit
                           10.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference).


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      (10)(h) Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 10, 1994, is incorporated herein by reference).

      (10)(i) Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit
                           (10)(j) of the Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

      (10)(j) 1982 Incentive Stock Option Plan (incorporated by reference to pages B-1 through B-6 of Registration Statement No 2-78140).

      (10)(k) Amended and restated 1982 Employee Stock Purchase Plan (incorporated by reference from the Registrant's Current Report on Form 8-K filed March 29, 1996).

      (10)(l) 1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1985, and Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 11, 1993.)

      (10)(m) 1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

      (10)(n) 1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

      (10)(o) Form of Separation Agreement and General Release between the Registrant and Mr. May dated October 17, 1996.

       (11) Statement regarding computation of per share earnings.

       (13)                Portions of Annual Report to Shareholders of
                           J. Alexander's Corporation for the year ended December 29, 1996

       (21)                List of subsidiaries of Registrant.

       (23)                Consent of Independent Auditors.

(b)      Reports on Form 8-K:

         On November 27, 1996, the Company filed a current report on Form 8-K pursuant to the Item 2 thereof, reporting that the Company consummated the previously reported sale of substantially all of the assets of its Wendy's division to Wendy's International, Inc. and amended such report on February 4, 1997 to provide certain pro forma financial information.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             J. ALEXANDER'S CORPORATION



Date:    3/26/97                             By: /s/ Lonnie J. Stout II
     -------------------                        --------------------------------
                                                Lonnie J. Stout II
                                                Chairman, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                  Capacity                                Date
------------------------------      --------------------------------------------         ---------

/s/ Lonnie J. Stout II              Chairman, President, Chief Executive Officer          3/26/97
------------------------------      and Director
    Lonnie J. Stout II


/s/ R. Gregory Lewis                Vice President and Chief Financial Officer            3/28/97
------------------------------      (Principal Financial Officer)                        ---------
    R. Gregory Lewis


/s/ Mark A. Parkey                  Director of Finance                                   3/28/97
------------------------------      (Principal Accounting Officer)                       ---------
    Mark A. Parkey


/s/ Earl Beasley, Jr.               Director                                              3/26/97
------------------------------                                                           ---------
    Earl Beasley, Jr.


/s/ E. Townes Duncan                Director                                              3/27/97
------------------------------                                                           ---------
    E. Townes Duncan


/s/ Garland G. Fritts               Director                                              3/26/97
------------------------------                                                           ---------
    Garland G. Fritts


/s/ John L.M. Tobias                Director                                              3/26/97
------------------------------                                                           ---------
    John L.M. Tobias


/s/ Toby S. Wilt                    Director                                              3/28/97
------------------------------                                                           ---------
    Toby S. Wilt

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a)(1) AND (2), (c) AND (d)

         INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                       FISCAL YEAR ENDED DECEMBER 29, 1996

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

FORM 10-K-ITEM 14(a)(1) AND (2)

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of J. Alexander's Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the fiscal year ended December 29, 1996, are incorporated by reference in Item 8:

         Consolidated statements of income - Years ended December 29, 1996, December 31, 1995 and January 1, 1995

         Consolidated balance sheets - December 29, 1996 and December 31, 1995

         Consolidated statements of cash flows - Years ended December 29, 1996, December 31, 1995 and January 1, 1995

         Consolidated statements of stockholders' equity - Years ended December 29, 1996, December 31, 1995 and January 1, 1995

         Notes to consolidated financial statements

The following consolidated financial statement schedule of J. Alexander's Corporation and subsidiaries is included in Item 14(d):

         Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                 COL. A                                 COL. B                    COL. C                COL. D          COL. E
----------------------------------------------        ----------       ----------------------------   -----------     -----------
                                                                                Additions
                                                      Balance at       Charged to       Charged to                      Balance
                                                      Beginning        Costs and     Other Accounts   Deductions-       at End
              Description                             of Period         Expenses         Describe       Describe       of Period
----------------------------------------------        ----------       ----------    --------------   -----------     -----------
Year ended December 29, 1996:
   Valuation allowance for deferred tax assets        $        0                                                       $        0

Year ended December 31, 1995:
   Valuation allowance for deferred tax assets        $3,071,000                                       $3,071,000(1)   $        0

Year ended January 1, 1995:
   Valuation allowance for deferred tax assets        $5,730,000                                       $2,659,000(2)   $3,071,000







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

                           J. ALEXANDER'S CORPORATION

                                  EXHIBIT INDEX


Reference Number                                                                    Sequentially
per Item 601 of                                                                       Numbered
Regulation S-K                        Description                                       Page
--------------                        -----------                                       ----
     (3)(a)(2)    Amendment to Charter dated February 7, 1997.

     (10)(o) Form of Separation Agreement and General Release between the Registrant and Mr. May dated October
                  17, 1996.

     (11)         Statement regarding computation of per share earnings

     (13)         Portions of Annual Report to Shareholders of J. Alexander's
                  Corporation for the year ended December 29, 1996.

     (21)         List of subsidiaries of Registrant.

     (23)         Consent of Ernst & Young LLP, independent auditors

     (27)         Financial Data Schedule (FOR SEC USE ONLY)