Form 10-Q
period 1997-03-30
ALEXANDERS J CORP
filed 1997-05-14
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For quarterly period ended        March 30, 1997
                          -----------------------------------------------------
                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
                               --------------------   --------------------------

Commission file number               1-8766
                      ----------------------------------------------------------

                           J. ALEXANDER'S CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                        Tennessee                                                 62-0854056
                        ---------                                                 ----------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

   3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (615)269-1900
                                  -------------
              (Registrant's telephone number, including area code)

                          Volunteer Capital Corporation
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X   No
    ----   ----

       Common Stock Outstanding - 5,403,134 shares at May 13, 1997.

Page 1 of 14 pages.
Exhibit Index on page 14.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                MARCH 30   DECEMBER 29
                                                                  1997         1996
                                                                  ----         ----
                                                               (Unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................   $ 8,342    12,549
   Accounts and notes receivable, including current portion of
     direct financing leases .................................       118       120
   Inventories ...............................................       519       534
   Deferred income taxes .....................................     1,343     1,364
   Prepaid expenses and other current assets .................       265       369
   Net assets held for disposal ..............................       310       618
                                                                 -------   -------
     TOTAL CURRENT ASSETS ....................................    10,897    15,554

OTHER ASSETS .................................................     1,207     1,197

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $5,244 and $4,567 at
   March 30, 1997, and December 29, 1996, respectively .......    49,564    47,016

DEFERRED INCOME TAXES ........................................     1,429     1,429

DEFERRED CHARGES, less amortization ..........................     1,492     1,631
                                                                 -------   -------

                                                                 $64,589   $66,827
                                                                 =======   =======

                                                                                                 MARCH 30   DECEMBER 29
                                                                                                   1997        1996
                                                                                                   ----        ----
                                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ..........................................................................   $  3,982    $  3,748
   Accrued expenses and other current liabilities ............................................      3,272       6,023
   Current portion of long-term debt and obligations under
     capital leases ..........................................................................         56          54
                                                                                                 --------    --------
     TOTAL CURRENT LIABILITIES ...............................................................      7,310       9,825

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current ..............................................     15,915      15,930

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS .............................................        583         611

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,397,846 and 5,322,507 shares at
     March 30, 1997, and December 29, 1996, respectively .....................................        269         266
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued ..................................................................................       --          --
   Additional paid-in capital ................................................................     29,704      29,475
   Retained earnings .........................................................................     11,836      11,748
                                                                                                 --------    --------
                                                                                                   41,809      41,489

   Note receivable - Employee Stock Ownership Plan ...........................................     (1,028)     (1,028)
                                                                                                 --------    --------
     TOTAL STOCKHOLDERS' EQUITY ..............................................................     40,781      40,461

                                                                                                 $ 64,589    $ 66,827
                                                                                                 ========    ========









See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                QUARTER ENDED
                                                                                                             MARCH 30    MARCH 31
                                                                                                               1997        1996
                                                                                                             --------    --------

Net sales ................................................................................................   $ 14,032    $ 21,687

Costs and expenses:
   Cost of sales .........................................................................................      4,759       7,646
   Restaurant labor and related costs ....................................................................      4,442       6,469
   Depreciation and amortization of restaurant
     property and equipment ..............................................................................        642         890
   Royalties .............................................................................................       --           502
   Other operating expenses ..............................................................................      2,475       3,388
                                                                                                             --------    --------
     Total restaurant operating expenses .................................................................     12,318      18,895
                                                                                                             --------    --------
Income from restaurant operations ........................................................................      1,714       2,792
General and administrative expenses ......................................................................      1,158       1,783
Amortization of pre-opening costs ........................................................................        330         244
                                                                                                             --------    --------
Operating income .........................................................................................        226         765
                                                                                                             --------    --------
Other income (expense):
   Interest expense ......................................................................................       (247)       (367)
   Interest income .......................................................................................        116          17
   Other, net ............................................................................................         22          55
                                                                                                             --------    --------
     Total other income (expense) ........................................................................       (109)       (295)
                                                                                                             --------    --------

Income before income taxes ...............................................................................        117         470
Income tax provision .....................................................................................         29         164
                                                                                                             --------    --------
Net income ...............................................................................................   $     88    $    306
                                                                                                             ========    ========

Earnings per share:
   Primary ...............................................................................................   $    .02    $    .06
                                                                                                             ========    ========
   Fully diluted .........................................................................................   $    .02    $    .06
                                                                                                             ========    ========

Weighted average number of shares:
   Primary ...............................................................................................      5,495       5,448
                                                                                                             ========    ========
   Fully diluted .........................................................................................      5,500       5,448
                                                                                                             ========    ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                   Quarter Ended
                                                                 MARCH 30 MARCH 31
                                                                   1997      1996
                                                                 -------   -------
Net cash (used) provided by operating activities .............   $  (231)  $   837

Net cash used by investing activities:
   Purchase of property and equipment ........................    (4,206)   (4,826)
   Proceeds from maturities and sales of investments .........      --         505
   Other investing activities ................................        11       (61)
                                                                 -------   -------
                                                                  (4,195)   (4,382)

Net cash provided by financing activities:
   Payments on debt and obligations under capital leases .....       (13)     (129)
   Borrowings on line of credit ..............................      --       3,350
   Other financing activities ................................       232        55
                                                                 -------   -------
                                                                     219     3,276

Decrease in cash and cash equivalents ........................    (4,207)     (269)

Cash and cash equivalents at beginning of period .............    12,549     2,234
                                                                 -------   -------

Cash and cash equivalents at end of period ...................   $ 8,342   $ 1,965
                                                                 =======   =======











See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1997 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.


NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

         In November 1996, the Company sold 52 of its 58 Wendy's Old Fashioned Hamburgers restaurants to Wendy's International, Inc. for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totaling approximately $2.5 million. This transaction generated a pre-tax gain of $9.4 million. The six restaurants not sold as part of the November 1996 transaction had been sold or closed as of March 30, 1997.
         In accordance with Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded expenses totaling $542,000 during the third quarter of 1996 relative to accrued termination benefits ($450,000) and accrued liabilities associated with the settlement of lease obligations. Management provided for 21 employees eligible for termination benefits as a result of the Company's exit from the Wendy's business. The Company recorded additional costs during the fourth quarter of 1996 including provisions for additional severance, insurance claims and other expenses and contingencies totaling approximately $1,849,000 which were included in the determination of the gain on the sale of the Wendy's restaurant operations. During the first quarter of 1997, the Company paid $526,000 related to the exit of the Wendy's business. At March 30, 1997, the Company maintains accruals related to the exit of the Wendy's business totaling $1,503,000.

NOTE C - PRE-OPENING COSTS

         Costs of hiring and training personnel and certain other costs relating to a new J. Alexander's restaurant have historically been capitalized and amortized over the restaurant's initial months of operations. In the fourth quarter of 1996, the Company changed its period of amortization for these costs from 24 months to 12 months. Management does not anticipate the change will have a material impact on periods subsequent to fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
OVERVIEW

           J. Alexander's Corporation operated 14 J. Alexander's full-service, casual dining restaurants at March 30, 1997. During the fourth quarter of 1996 the Company sold substantially all the assets of its 58 Wendy's Old Fashioned Hamburgers restaurants. The first quarter of 1997 represents the first full quarter reported by the Company since the divestiture of its Wendy's operations which generated restaurant operating income of $1,549,000 on sales of $12,539,000 during the first quarter of 1996. As a result of the divestiture, the Company's sales and income from restaurant operations were significantly reduced in the first three months of 1997 as compared to the same period in 1996.
           For the first three months of 1997, consolidated restaurant operating income decreased by $1,078,000 in the first quarter of 1997 as compared to the same period of the prior year, as the effect of the disposition of the Company's Wendy's restaurant operations more than offset an increase of $471,000, or 37.9%, in J. Alexander's restaurant operating income. While general and administrative expenses and net interest expense also decreased as a result of the Wendy's divestiture, these decreases were not large enough to offset the decrease in income from restaurant operations, and income before income taxes decreased by $353,000 for the quarter.
           Management reached the decision to sell the Wendy's operations because it believed focusing all of the Company's capital and resources exclusively on casual dining offers the greatest potential for long-term return for its shareholders. However, the divestiture is expected to have a negative impact on earnings until the lost revenue and operating income from the Wendy's operations can be replaced by the development of new J. Alexander's restaurants.

J. ALEXANDER'S RESTAURANT OPERATIONS
           The Company operated fourteen J. Alexander's restaurants at March 30, 1997, compared with nine at March 31, 1996.
           Operating results for the Company's J. Alexander's restaurants, before allocation of other income, corporate overhead and net interest expense, for the three months ended March 30, 1997, and March 31, 1996, were as follows:


                                                                            QUARTER ENDED
                                                            MARCH 30, 1997                MARCH 31, 1996
                                                            --------------                --------------
                                                          AMOUNT         % OF         AMOUNT          % OF
                                                      (IN THOUSANDS)     SALES    (IN THOUSANDS)      SALES
                                                      --------------    --------  -------------      ------
Net sales........................................        $14,032        100.0  %       $9,148        100.0%

Restaurant costs and expenses:
     Cost of sales...............................          4,759         33.9           3,241         35.4
     Labor and related costs.....................          4,442         31.7           2,765         30.2
     Depreciation and amortization of
         restaurant property and equipment                   642          4.6             375          4.1
     Other operating expenses....................          2,475         17.6           1,524         16.7
                                                         -------         ----           -----         ----
                                                          12,318         87.8           7,905         86.4
                                                          ------         ----           -----         ----

Restaurant operating income......................       $  1,714         12.2   %      $1,243         13.6%
                                                         =======         ====           =====         ====

     Net sales for the J. Alexander's restaurants increased 54% for the first three months of 1997, as compared to the same period of 1996, due primarily to the opening of new restaurants. In addition, same store sales, which include comparable sales for all restaurants open for more than 12 months, averaged $81,900 per week during the first three months of 1997, reflecting an increase of 4.7% from $78,200 per week during the same period of the previous year.
The same store sales trend, while remaining positive, softened somewhat in March and April, with the April increase being less than 1%. Average weekly sales for all J. Alexander's restaurants were $77,100 for the first three months of 1997, as compared to $78,200 for the corresponding period in 1996.
     Restaurant operating margins for the nine restaurants open for more than twelve months showed significant improvement to 17.4% in the first quarter of 1997 from 13.6% in the 1996 quarter. This improvement was primarily due to lower food and labor costs achieved as sales volumes increased and operations of the restaurants matured and became more efficient. Restaurant operating margins for all restaurants decreased from 13.6% in the first quarter of 1996 to 12.2% in the 1997 quarter due to the effect of new restaurants.
     In order to maximize the quality of guest service and successfully complete the extensive training and support of J. Alexander's staff, there is typically little or no advertising or promotion of new J. Alexander's restaurant openings. Management believes that this "quiet opening" approach enhances guest experiences and contributes significantly to increases in same store sales over a long period of time. Due to the slow building nature of sales and the emphasis placed on training and quality of operations during the opening months of operation, the financial performance of new restaurants typically trails that of more mature restaurants and the Company expects newly opened restaurants to experience operating losses in their initial months of operation. As a result, all operating cost categories, with the exception of food cost, increased as a percentage of sales for the three months ended March 30, 1997, as compared to the same period of the prior year due to the effect of the five new restaurants which have opened subsequent to the first quarter of 1996. Food costs decreased as a percentage of sales in the 1997 quarter due primarily to continued management emphasis on cost control in this area.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses, which include all costs above the restaurant level, totaled 8.3% of net sales for the first three months of 1997, as compared to 8.2% of net sales for the same period of the prior year. Actual general and administrative expenditures decreased by $625,000, or 35%, during the first quarter of 1997 as compared to the same period in 1996, primarily due to the disposition of the Company's Wendy's restaurant operations. General and administrative expenses directly related to the Wendy's operations totaled $724,000 during the first quarter of 1996.

OTHER INCOME (EXPENSE)
     Interest expense decreased by $120,000 during the first quarter of 1997, as compared to the same period of the prior year, due primarily to elimination of long term obligations associated with Wendy's restaurant operations and the pay-off of all amounts outstanding under the Company's line of credit agreement with proceeds from the Wendy's disposition.

     Interest income increased by $99,000 during the 1997 quarter, as compared to the same period of 1996, due to increased investment balances resulting from the Wendy's disposition.

INCOME TAXES
     Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets at March 30, 1997 relating primarily to approximately $2.7 million of net operating loss carryforwards and $1.8 million of tax credit carryforwards available to reduce future federal income taxes. Management believes that future taxable income will be sufficient to realize all of the Company's deferred tax assets and, therefore, no valuation allowance has been provided for these assets.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities represents a primary source of liquidity for the Company and is also expected to be a resource for meeting future capital needs. The Company's cash flow from operations totaled a deficit of $231,000 (including $526,000 of payments against accruals related to the Wendy's disposition) for the first quarter of 1997, as compared to $837,000 in the same period of the prior year. In addition, the Company had cash and cash equivalents of $8,342,000 at March 30, 1997.
         The Company's primary investing activity has historically been capital expenditures for the development and maintenance of its restaurants. Capital expenditures totaled $3,224,000 during the first quarter of 1997 and were primarily for the development of new J. Alexander's restaurants.
         Management expects the primary needs for capital resources in the future will be for the development of new J. Alexander's restaurants and for the maintenance of existing restaurants. Management may also consider acquisitions of additional restaurants similar to J. Alexander's.
         The Company plans to open five J. Alexander's restaurants in 1997, four of which are currently under construction in Tampa, Florida; Denver, Colorado; San Antonio, Texas; and Livonia, Michigan. The Company estimates that its capital expenditures for 1997 will total approximately $22,000,000.
         The Company maintains a $30,000,000 line of credit which is available for funding of capital expenditures and believes that this credit line together with existing cash and cash equivalents, and cash flow from operations, will be sufficient to fund the development of its J. Alexander's restaurants for all of 1997 and a portion of 1998.

J. Alexander's Corporation and Subsidiaries
EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE


                                                                                            QUARTER ENDED
                                                                                       MARCH 30    MARCH 31
                                                                                        1997         1996
                                                                                      ----------   ----------
Earnings per common and dilutive common
equivalent share

   Net income ..........................................................              $  88,000   $  306,000
                                                                                      =========   ==========

   Adjustment of shares outstanding:
     Actual weighted average shares outstanding ........................              5,356,000    5,277,000
     Net additional shares issuable, based on the
       treasury stock method ...........................................                139,000      171,000
                                                                                      ----------   ----------
     Adjusted shares outstanding .......................................              5,495,000    5,448,000
                                                                                      ==========   ==========

   Per share amount ....................................................              $     .02    $     .06
                                                                                      ==========   ==========


Earnings per common share, assuming full dilution

   Net income ..........................................................              $   88,000   $  306,000
                                                                                      ==========   ==========

   Adjustment of shares outstanding:
     Actual weighted average shares outstanding ........................               5,356,000    5,277,000
     Net additional shares issuable, based on the
       treasury stock method ...........................................                 144,000      171,000
                                                                                      ----------   ----------
     Adjusted shares outstanding .......................................               5,500,000    5,448,000
                                                                                      ==========   ==========

   Per share amount ....................................................              $      .02   $      .06
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

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

              (a) Special meeting of shareholders held February 7, 1997.

              (b) Not applicable.

              (c) At the Special Meeting conducted February 7, 1997, the shareholders voted on a proposal to amend the Company's charter to change the name of the Company to "J. Alexander's Corporation". A summary of the vote is as follows:
                         For               4,102,807
                         Against              19,286
                         Abstentions          22,032

              (d) Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  Exhibit (11) Computation of Earnings Per Share is filed with
                               Part I of this Form 10-Q.

                  Exhibit (27) Financial Data Schedule (for SEC use only)

              (b) No further reports on Form 8-K were filed for the quarter ended March 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           J. ALEXANDER'S CORPORATION



                           /s/Lonnie J. Stout II
                           -----------------------------------------------
                           Lonnie J. Stout II
                           Chairman, President and Chief Executive Officer



                           /s/R. Gregory Lewis
                           ----------------------------------------------
                           R. Gregory Lewis
                           Vice-President and Chief Financial Officer




















Date:  May 14, 1997

                 J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


EXHIBIT NO.                                                                        PAGE NO.
-----------                                                                        --------

    (11)                       Computation of Earnings per Share                      11

    (27)                       Financial Data Schedules                      (For SEC Use Only)