Form 10-Q
period 1997-06-29
ALEXANDERS J CORP
filed 1997-08-13
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended        June 29, 1997
                              -------------------------------------------------
                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from                       to
                                ---------------------    ----------------------.

Commission file number     1-8766
                        -------------------------------------------------------

                           J. ALEXANDER'S CORPORATION
             (Exact name of Registrant as specified in its charter)

                            Tennessee                                           62-0854056
                            ---------                                           ----------
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
Yes    X       No
    -------       --------

       Common Stock Outstanding -     5,421,538     shares at August 8, 1997.
                                  -----------------

Page 1 of 15 pages.
Exhibit Index on page 15.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                     JUNE 29       December 29
                                                                       1997           1996
                                                                    ---------      ----------
                                                                    (Unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................        $ 3,610        $12,549
   Accounts and notes receivable, including current portion of
     direct financing leases .................................            125            120
   Inventories ...............................................            593            534
   Deferred income taxes .....................................          1,344          1,364
   Prepaid expenses and other current assets .................            370            369
   Net assets held for disposal ..............................            156            618
                                                                      -------        -------
     TOTAL CURRENT ASSETS ....................................          6,198         15,554

OTHER ASSETS .................................................          1,186          1,197

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $5,897 and $4,567 at
   June 29, 1997, and December 29, 1996, respectively ........         53,738         47,016

DEFERRED INCOME TAXES ........................................          1,429          1,429

DEFERRED CHARGES, less amortization ..........................          1,607          1,631
                                                                      -------        -------

                                                                      $64,158        $66,827
                                                                      =======        =======

                                                                             JUNE 29         December 29
                                                                              1997              1996
                                                                              ----           -----------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................        $  3,886         $  3,748
   Accrued expenses and other current liabilities ...................           2,778            6,023
   Current portion of long-term debt and obligations under
     capital leases .................................................           1,921               54
                                                                             --------         --------
     TOTAL CURRENT LIABILITIES ......................................           8,585            9,825

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................          14,037           15,930

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS ....................             594              611

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,417,134 and 5,322,507 shares at
     June 29, 1997, and December 29, 1996, respectively .............             271              266
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................            --               --
   Additional paid-in capital .......................................          29,852           29,475
   Retained earnings ................................................          11,847           11,748
                                                                             --------         --------
                                                                               41,970           41,489

   Note receivable - Employee Stock Ownership Plan ..................          (1,028)          (1,028)
                                                                             --------         --------
     TOTAL STOCKHOLDERS' EQUITY .....................................          40,942           40,461
                                                                             --------         --------

                                                                             $ 64,158         $ 66,827
                                                                             ========         ========









See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Six Months Ended               Quarter Ended
                                                 ----------------               -------------
                                              JUNE 29         June 30        JUNE 29        June 30
                                                1997           1996           1997           1996
                                                ----           ----           ----           ----
Net sales ..............................      $ 27,491       $ 45,056       $ 13,459       $ 23,369

Costs and expenses:
   Cost of sales .......................         9,264         15,687          4,505          8,041
   Restaurant labor and related costs ..         8,825         13,424          4,383          6,955
   Depreciation and amortization of
     restaurant property and equipment .         1,307          1,863            665            973
   Royalties ...........................          --            1,057           --              555
   Other operating expenses ............         4,965          7,000          2,490          3,612
                                              --------       --------       --------       --------
     Total restaurant operating expenses        24,361         39,031         12,043         20,136
                                              --------       --------       --------       --------
Income from restaurant operations ......         3,130          6,025          1,416          3,233
General and administrative expenses ....         2,487          3,564          1,329          1,781
Amortization of pre-opening costs ......           636            462            306            218
Gain on Wendy's disposition ............           369           --              369           --
                                              --------       --------       --------       --------
Operating income .......................           376          1,999            150          1,234
                                              --------       --------       --------       --------
Other income (expense):
   Interest expense ....................          (460)          (745)          (213)          (378)
   Interest income .....................           173             26             57              9
   Other, net ..........................            42             (2)            20            (57)
                                              --------       --------       --------       --------
     Total other income (expense) ......          (245)          (721)          (136)          (426)
                                              --------       --------       --------       --------

Income before income taxes .............           131          1,278             14            808
Income tax provision ...................            32            447              3            283
                                              --------       --------       --------       --------
Net income .............................      $     99       $    831       $     11       $    525
                                              ========       ========       ========       ========
Earnings per share:
   Primary .............................      $    .02       $    .15       $   --         $    .10
                                              ========       ========       ========       ========
   Fully diluted .......................      $    .02       $    .15       $   --         $    .10
                                              ========       ========       ========       ========

Weighted average number of shares:
   Primary .............................         5,504          5,466          5,512          5,484
                                              ========       ========       ========       ========
   Fully diluted .......................         5,506          5,466          5,512          5,484
                                              ========       ========       ========       ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                 Six Months Ended
                                                                 ----------------
                                                              JUNE 29        June 30
                                                                1997           1996
                                                                ----           ----
Net cash (used) provided by operating activities .......      $   (250)      $  3,249

Net cash used by investing activities:
   Purchase of property and equipment ..................        (9,068)       (11,082)
   Proceeds from maturities and sales of investments ...          --              505
   Other investing activities ..........................            23             (7)
                                                              --------       --------
                                                                (9,045)       (10,584)

Net cash provided (used) by financing activities:
   Payments on debt and obligations under capital leases           (26)          (246)
   Borrowings on line of credit ........................          --            6,758
   Other financing activities ..........................           382            228
                                                              --------       --------
                                                                   356          6,740

Decrease in Cash and Cash Equivalents ..................        (8,939)          (595)

Cash and cash equivalents at beginning of period .......        12,549          2,234
                                                              --------       --------

Cash and cash equivalents at end of period .............      $  3,610       $  1,639
                                                              ========       ========












See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1997 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.


NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

         In November 1996, the Company sold 52 of its 58 Wendy's Old Fashioned Hamburgers restaurants to Wendy's International, Inc. (WI) for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totaling approximately $2.5 million. This transaction generated a pre-tax gain of $9.4 million. The six restaurants not sold as part of the November 1996 transaction, had been sold or closed as of March 30, 1997.
         In accordance with Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded expenses totaling $542,000 during the third quarter of 1996 relative to accrued termination benefits ($450,000) and accrued liabilities associated with the settlement of lease obligations. Management provided for 21 employees eligible for termination benefits as a result of the Company's exit from the Wendy's business. The Company recorded additional costs during the fourth quarter of 1996 including provisions for additional severance, insurance claims and other expenses and contingencies totaling approximately $1,849,000 which were included in the determination of the gain on the sale of the Wendy's restaurant operations. During the first half of 1997, the Company paid $669,000 related to the exit of the Wendy's business. In addition, primarily as the result of selling two properties for amounts greater than their carrying values and a favorable insurance settlement related to a Wendy's restaurant destroyed by fire in October, 1996, the Company recognized $369,000 in additional gains related to the Wendy's divestiture during the second quarter of 1997. At June 29, 1997, the Company continues to maintain accruals related to the exit of the Wendy's business totaling $1,183,000.

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


NOTE D - EARNINGS PER SHARE

         Primary earnings per share and fully diluted earnings per share are based on the weighted average number of common shares outstanding each period after considering the effect of stock options using the treasury stock method. Shares issuable upon the conversion of convertible subordinated debentures are included in the calculation of fully diluted earnings per share when their inclusion is not determined to be anti dilutive.

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and fully-diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Fully diluted earnings per share is essentially the same as discussed above. The Company has evaluated the impact of this pronouncement for 1997 and expects a slight increase in basic earnings per share, as compared to primary earnings per share, and no impact on fully diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
OVERVIEW
           J. Alexander's Corporation operated 15 J. Alexander's full-service, casual dining restaurants at June 29, 1997. During the fourth quarter of 1996 the Company sold substantially all the assets of its Wendy's Old Fashioned Hamburgers division. The Company's Wendy's operations generated restaurant operating income of $3,522,000 on sales of $26,410,000 for the six months ended June 30, 1996, and restaurant operating income of $1,973,000 on sales of $13,871,000 for the second quarter of 1996. As a result of the divestiture, the Company's sales and income from restaurant operations were significantly reduced in the first six months and second quarter of 1997 as compared to the same periods in 1996.
           Consolidated income from restaurant operations decreased by $2,895,000 during the first six months of 1997 and by $1,817,000 for the second quarter of 1997 compared to the same periods in 1996, because the effect of the disposition of the Company's Wendy's restaurant operations more than offset increases of $627,000 (25.0%) and $156,000 (12.3%) in J. Alexander's restaurant operating income. General and administrative expenses and net interest expense also decreased during the first six months and second quarter of 1997 as compared to the prior year because of the Wendy's divestiture, but such decreases were not sufficient to offset the net decrease in income from restaurant operations. After recording an additional gain of $369,000 in the second quarter related to the Wendy's transaction, income before income taxes decreased by $1,147,000 during the first six months of 1997 and by $794,000 for the second quarter of 1997.
           Management reached the decision to sell the Wendy's operations because it believed focusing all of the Company's capital and resources exclusively on its casual dining business will offer the greatest potential for long-term return for its shareholders. However, the divestiture is expected to continue to have a negative impact on earnings until the lost revenue and operating income from the Wendy's operations can be replaced by the successful development and operation of new J. Alexander's restaurants.

J. ALEXANDER'S RESTAURANT OPERATIONS
           The Company operated fifteen J. Alexander's restaurants at June 29, 1997, compared with ten at June 30, 1996.
           Operating results for the J. Alexander's restaurants, before allocation of other income, corporate overhead and net interest expense, for the six months and second quarters ended June 29, 1997, and June 30, 1996, were as follows:

                                                                         Six Months Ended
                                                             JUNE 29, 1997               June 30, 1996
                                                             -------------               -------------
                                                          AMOUNT         % OF         Amount          % of
                                                      (IN THOUSANDS)     SALES    (in thousands)     Sales
                                                       ------------     ------     ------------      ------
Net sales........................................        $27,491        100.0%        $18,646        100.0%

Restaurant costs and expenses:
     Cost of sales...............................          9,264         33.7           6,546         35.1
     Labor and related costs.....................          8,825         32.1           5,688         30.5
     Depreciation and amortization of
         restaurant property and equipment                 1,307          4.8             789          4.2
     Other operating expenses....................          4,965         18.1           3,120         16.7
                                                         -------         ----          ------         ----
                                                          24,361         88.6          16,143         86.6
                                                         -------         ----          ------         ----

Restaurant operating income......................        $ 3,130         11.4%        $ 2,503         13.4%
                                                         =======         ====         =======         ====

                                                                         Quarter Ended
                                                           JUNE 29, 1997               June 30, 1996
                                                           -------------               -------------
                                                         AMOUNT         % OF          Amount         % of
                                                     (IN THOUSANDS)     SALES     (in thousands)     Sales
                                                      ------------      -----      ------------      -----
Net sales........................................        $13,459        100.0%         $9,498        100.0%

Restaurant costs and expenses:
     Cost of sales...............................          4,505         33.5           3,305         34.8
     Labor and related costs.....................          4,383         32.6           2,923         30.8
     Depreciation and amortization of
         restaurant property and equipment                   665          4.9             414          4.4
     Other operating expenses....................          2,490         18.5           1,596         16.8
                                                         -------         ----          ------         ----
                                                          12,043         89.5           8,238         86.7
                                                         -------         ----          ------         ----

Restaurant operating income......................        $ 1,416         10.5%         $1,260         13.3%
                                                         =======         ====          ======         ====

     Net sales for the J. Alexander's restaurants increased 47% and 42% for the first six months and second quarter of 1997, as compared to the same periods of 1996, due primarily to the opening of new restaurants. In addition, same store sales, which include comparable sales for all restaurants open for more than 12 months, averaged $78,800 and $75,900 per week during the first six months and second quarter of 1997, reflecting increases of 2.7% and 0.7% from $76,700 and $75,400 per week during the same periods of the previous year. Average weekly sales for all restaurants were $75,100 and $73,100 for the first six months and second quarter of 1997, as compared to $76,700 and $75,400 for the corresponding periods in 1996.
     Restaurant operating margins for the 10 restaurants open for more than twelve months improved to 15.7% and 13.9% of sales for the first six months and second quarter of 1997, respectfully, as compared to 13.4% and 13.3% in the same periods in 1996. These improvements were primarily due to lower food costs due to continued management emphasis on cost control in this area. Restaurant operating margins for all restaurants decreased from 13.4% in the first six months of 1996 to 11.4% for the first six months of 1997 and from 13.3% in the second quarter of 1996 to 10.5% in the second quarter of 1997 due to the effect of newer restaurants.
     In order to maximize the quality of guest service and successfully complete the extensive training and support of J. Alexander's staff, there has typically been little or no advertising or promotion of new J. Alexander's restaurant openings. Management believes that this "quiet opening" approach enhances guest experiences and contributes significantly to increases in same store sales over a long period of time. However, due to the slow building nature of sales and the emphasis placed on training and quality of operations during the opening months of operation, the financial performance of newer restaurants typically trails that of more mature restaurants. Additionally the Company believes that the strict operational standards established for all J. Alexander's restaurants were not being followed by some of its newer restaurants and that this has negatively affected sales performance in some of those restaurants. As a result of the impact of newer restaurants, all operating cost categories, with the exception of cost of sales, increased as a percentage of sales for the six months and second quarter ended June 29, 1997, as compared to the same periods of the prior year, due to the effect of the six restaurants which have opened since the first quarter of 1996. Management is focusing on building sales in its under performing restaurants and is also lowering the Company's planned unit growth rate to 15% to 20% annually in order to ensure that the Company maintains its focus on achieving operational excellence and strict adherence to its operating standards in both new and existing restaurants. Management believes these efforts will improve the Company's operating results but based on its current assessment of the Company's business, anticipates that it will be at least the fourth quarter of 1997 before improvements in the Company's profitability result.

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses, which include all costs above the restaurant level, were 9.0% and 9.9% of sales for the first six months and second quarter of 1997, respectively, as compared to 7.9% and 7.6% of sales for the same periods of the prior year. General and administrative expenditures decreased by $1,077,000 (30%) and $452,000 (25%), during the first six months and second quarter of 1997 as compared to the same periods in 1996, primarily due to the disposition of the Company's Wendy's restaurant operations.

OTHER INCOME (EXPENSE)
     Interest expense decreased by $285,000 and $165,000, respectively, during the first six months and second quarter of 1997, as compared to the same periods of the prior year, due primarily to elimination of long term obligations associated with Wendy's restaurant operations and the pay-off of all amounts outstanding under the Company's line of credit agreement with proceeds from the Wendy's disposition.
     Interest income increased by $147,000 and $48,000 during the first six months and second quarter of 1997, as compared to the same periods of 1996, due to increased investment balances resulting from the Wendy's disposition.

INCOME TAXES
     Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets at June 29, 1997 relating primarily to approximately $2.7 million of net operating loss carryforwards and $1.8 million of tax credit carryforwards available to reduce future federal income taxes. Management believes that future taxable income will be sufficient to realize all of the Company's deferred tax assets and, therefore, no valuation allowance has been provided for these assets.

LIQUIDITY AND CAPITAL RESOURCES
         Cash on hand and cash provided by operating activities represent primary sources of liquidity for the Company and are also expected to be resources for meeting future capital needs. The Company had a cash flow deficit from operations of $250,000 (including $669,000 of payments against accruals related to the Wendy's disposition) for the first half of 1997, as compared to positive cash flow from operations of $3,249,000 in the same period of the prior year. The Company had cash and cash equivalents of $3,610,000 at June 29, 1997.
         The Company's primary investing activity is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. Management may also consider acquisitions of additional restaurants similar to J. Alexander's. In addition, on June 1, 1998, the Company will be required to make annual sinking fund payments of approximately $1,875,000 in connection with its Convertible Subordinated Debentures.
         The Company opened a J. Alexander's restaurant during the second quarter in Tampa, Florida, and plans to open three additional J. Alexander's restaurants in 1997 in Denver, Colorado; San Antonio, Texas; and Livonia, Michigan. All of these restaurants along with a restaurant in Louisville, Kentucky which is expected to open in the first quarter of 1998 are currently under construction. Capital expenditures totaled $8,080,000 during the first half of 1997 and were primarily for the development of J. Alexander's restaurants. The Company estimates that its capital expenditures for the second half of 1997 will total approximately $8,000,000.
         The Company maintains a $30,000,000 line of credit, which is available for funding of capital expenditures, and believes that this credit line together with existing cash and cash equivalents, and cash flow from operations, will be sufficient to fund the development of its J. Alexander's restaurants through the term of the line of credit. There were no borrowings outstanding under this line of credit at June 29, 1997. Borrowings under the Company's credit line may be made through July 1, 1998, with the option of converting outstanding borrowings to a term loan.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                          Six Months Ended                Quarter Ended
                                                       ----------------------        -----------------------
                                                       JUNE 29        June 30        JUNE 29         June 30
                                                        1997            1996           1997            1996
                                                        ----            ----           ----            ----
Earnings per common and dilutive common
equivalent share

   Net income......................................   $   99,000      $ 831,000      $   11,000     $  525,000
                                                      ==========      =========      ==========     ==========

   Adjustment of shares outstanding:
     Actual weighted average shares outstanding....    5,381,000       5,288,000      5,406,000      5,299,000
     Net additional shares issuable, based on the
       treasury stock method.......................      123,000         178,000        106,000        185,000
                                                      ----------      ----------     ----------     ----------
     Adjusted shares outstanding...................    5,504,000       5,466,000      5,512,000      5,484,000
                                                      ==========      ==========     ==========     ==========

   Per share amount................................   $      .02      $      .15     $        -     $      .10
                                                      ==========      ==========     ==========     ==========


Earnings per common share, assuming full dilution

   Net income......................................   $   99,000      $  831,000     $   11,000     $  525,000
                                                      ==========      ==========     ==========     ==========

   Adjustment of shares outstanding:
     Actual weighted average shares outstanding....    5,381,000       5,288,000      5,406,000      5,299,000
     Net additional shares issuable, based on the
       treasury stock method.......................      125,000         178,000        106,000        185,000
                                                      ----------      ----------     ----------     ----------
     Adjusted shares outstanding...................    5,506,000       5,466,000      5,512,000      5,484,000
                                                      ==========      ==========     ==========     ==========

   Per share amount...............................    $      .02      $      .15     $        -     $      .10
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

            (a)   Annual meeting held May 20, 1997.

            (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

            (c) At the Annual Meeting conducted May 20, 1997, the shareholders voted on the election of directors and a proposal to amend the Company's 1994 Employee Stock Incentive Plan to, in addition to certain technical adjustments, increase by 250,000 the number of shares of common stock reserved and authorized for issuance pursuant to the Plan. A summary of the vote is as follows:

                  Beasley           Duncan                Fritts           Stout         Tobias          Wilt*
                  -------           ------                ------           -----         ------          ----
For               4,440,228         4,434,158          4,432,028       4,440,446      4,433,028      4,442,528
Withhold
  Authority         390,993           397,063            399,193         390,775        398,193        388,693

* Mr. Wilt resigned from the Company's Board of Directors effective
  June 17, 1997.


                          Amendment to 1994 Employee Stock Incentive Plan
                          -----------------------------------------------
For                                          3,730,675
Against                                      1,074,809
Abstain                                         25,737


Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit (11)       Computation of Earnings Per Share is filed with
                               Part I of this Form 10-Q.

            Exhibit (27)       Financial Data Schedule (for SEC use only)

        (b) No reports on Form 8-K were filed for the quarter ended
June 29, 1997.

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

                                J. ALEXANDER'S CORPORATION



                                /s/ Lonnie J. Stout II
                                -----------------------------------------------
                                Lonnie J. Stout II
                                Chairman, President and Chief Executive Officer



                                /s/ R. Gregory Lewis
                                -----------------------------------------------
                                R. Gregory Lewis
                                Vice-President and Chief Financial Officer










Date: August 13, 1997

                 J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


 Exhibit No.                                                      Page No.
 -----------                                                      --------
    (11)         Computation of Earnings per Share                   12

    (27)         Financial Data Schedules                    (For SEC Use Only)