Form 10-Q
period 1997-09-28
ALEXANDERS J CORP
filed 1997-11-12
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934
For quarterly period ended  September 28, 1997
                           ------------------------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________________to _____________________.

Commission file number   1-8766
                       -----------------------------

                           J. ALEXANDER'S CORPORATION
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

                    Tennessee                            62-0854056
                    ---------                            ----------
(State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)
 or organization)

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

-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No
     ---    ---

       Common Stock Outstanding - 5,421,538 shares at November 11, 1997.


Page 1 of 16 pages.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                SEPTEMBER 28  December 29
                                                                    1997         1996
                                                                    ----         ----
                                                                (Unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents .................................    $   774       $12,549
   Accounts and notes receivable, including current portion of
     direct financing leases .................................        191           120
   Inventories ...............................................        596           534
   Deferred income taxes .....................................      1,344         1,364
   Prepaid expenses and other current assets .................        678           369
   Net assets held for disposal ..............................        156           618
                                                                  -------       -------
     TOTAL CURRENT ASSETS ....................................      3,739        15,554

OTHER ASSETS .................................................      1,174         1,197

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $6,667 and $4,567 at
   September 28, 1997, and December 29, 1996, respectively ...     57,412        47,016

DEFERRED INCOME TAXES ........................................      1,669         1,429

DEFERRED CHARGES, less amortization ..........................      1,820         1,631
                                                                  -------       -------

                                                                  $65,814       $66,827
                                                                  =======       =======

                                                                      SEPTEMBER 28     December 29
                                                                          1997            1996
                                                                          ----            ----
                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable.................................................... $ 3,017          $ 3,748
   Accrued expenses and other current liabilities......................   3,487            6,023
   Current portion of long-term debt and obligations under
     capital leases....................................................   1,923               54
                                                                        -------          -------
     TOTAL CURRENT LIABILITIES.........................................   8,427            9,825

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current........................  16,246           15,930

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS.......................     605              611

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,421,538 and 5,322,507 shares at
     September 28, 1997, and December 29, 1996, respectively...........     272              266
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued............................................................       -                -
   Additional paid-in capital..........................................  29,885           29,475
   Retained earnings...................................................  11,407           11,748
                                                                        -------          -------
                                                                         41,564           41,489

   Note receivable - Employee Stock Ownership Plan.....................  (1,028)          (1,028)
                                                                        --------         -------
     TOTAL STOCKHOLDERS' EQUITY........................................  40,536           40,461
                                                                        -------          -------

                                                                        $65,814          $66,827
                                                                        =======          =======



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Nine Months Ended              Quarter Ended
                                                  -----------------              -------------
                                             SEPTEMBER 28   September 29    SEPTEMBER 28   September 29
                                                1997           1996            1997           1996
                                                ----           ----             ----          ----
Net sales ..............................       $41,634        $70,640        $14,143        $25,584

Costs and expenses:
   Cost of sales .......................        13,985         24,687          4,721          9,000
   Restaurant labor and related costs ..        13,639         21,053          4,814          7,629
   Depreciation and amortization of
     restaurant property and equipment .         2,049          2,360            742            497
   Royalties ...........................            --          1,643             --            586
   Other operating expenses ............         7,737         11,060          2,772          4,060
                                               -------        -------        -------        -------
     Total restaurant operating expenses        37,410         60,803         13,049         21,772
                                               -------        -------        -------        -------
Income from restaurant operations ......         4,224          9,837          1,094          3,812
General and administrative expenses ....         4,058          5,531          1,571          1,967
Amortization of pre-opening costs ......           942            737            306            275
Gain (costs) related to Wendy's
   disposition .........................           669           (542)           300           (542)
                                               -------        -------        -------        -------
Operating income (loss) ................          (107)         3,027           (483)         1,028
                                               -------        -------        -------        -------
Other income (expense):
   Interest expense ....................          (690)        (1,220)          (230)          (475)
   Interest income .....................           186             34             13              8
   Other, net ..........................            62              7             20              9
                                               -------        -------        -------        -------
     Total other income (expense) ......          (442)        (1,179)          (197)          (458)
                                               -------        -------        -------        -------

Income (loss) before income taxes ......          (549)         1,848           (680)           570
Income tax provision (benefit) .........          (208)           647           (240)           200
                                               -------        -------        -------        -------
Net income (loss) ......................       $  (341)       $ 1,201        $  (440)       $   370
                                               =======        =======        =======        =======

Earnings (loss) per share:
   Primary .............................       $  (.06)       $   .22        $  (.08)       $   .07
                                               =======        =======        =======        =======
   Fully diluted .......................       $  (.06)       $   .22        $  (.08)       $   .07
                                               =======        =======        =======        ========

Weighted average number of shares:
   Primary .............................         5,400          5,469          5,422          5,476
                                               =======        =======       ========        =======
   Fully diluted .......................         5,400          5,469          5,422          5,476
                                               =======        =======       ========        =======


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                               Nine Months Ended
                                                           SEPTEMBER 28 September 29
                                                               1997        1996
                                                               ----        ----
Net cash (used) provided by operating activities .......    $   (805)    $  5,890

Net cash (used) by investing activities:
   Purchase of property and equipment ..................     (13,548)     (16,631)
   Proceeds from maturities and sales of investments ...        --            505
   Other investing activities ..........................         (23)         (86)
                                                            --------     --------
                                                             (13,571)     (16,212)

Net cash provided by financing activities:
   Payments on debt and obligations under capital leases         (40)        (314)
   Borrowings on line of credit ........................       2,225        9,973
   Other financing activities ..........................         416          276
                                                            --------     --------
                                                               2,601        9,935

Decrease in Cash and Cash Equivalents ..................     (11,775)        (387)

Cash and cash equivalents at beginning of period .......      12,549        2,234
                                                            --------     --------

Cash and Cash Equivalents at End of Period .............    $    774     $  1,847
                                                            ========     ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1997 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 29, 1996.


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

         In connection with the sale of its Wendy's restaurants, the Company established various accruals for termination benefits and other costs associated with its exit from the Wendy's business. During the first nine months of 1997, the Company made cash payments of $764,000 related to these accruals. In addition, the Company recognized $669,000 in additional gains related to the Wendy's divestiture during the first nine months of 1997, primarily due to the sale of two properties for amounts greater than their carrying values, a favorable insurance settlement and other adjustments to the accruals established during 1996. At September 28, 1997, the Company continues to maintain accruals related to the exit of the Wendy's business totalling $771,000.

NOTE C - PRE-OPENING COSTS

         Costs of hiring and training personnel and certain other costs relating to a new J. Alexander's restaurant were capitalized and amortized over the restaurant's first 24 months of operations prior to 1997. In the fourth quarter of 1996, the Company changed its period of amortization for these costs from 24 months to 12 months. Management does not anticipate the change will have a material impact on periods subsequent to fiscal 1996.


NOTE D - EARNINGS PER SHARE

         Primary earnings per share and fully diluted earnings per share are based on the weighted average number of common shares outstanding each period, after considering the effect of stock options, using the treasury stock method. The computation of loss per share for the 1997 periods is based on the weighted average number of shares outstanding as the inclusion of shares issuable upon the exercise of options would be anti-dilutive. Shares issuable upon the conversion of subordinated debentures are not included in either calculation because their inclusion would be anti-dilutive.

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for financial statements issued for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. Therefore, the Company will adopt this new Standard during the fourth quarter of 1997. SFAS 128 requires all entities to provide dual disclosure of earnings per share, basic and fully-diluted. Basic earnings per share equals net earnings divided by the weighted average number of common shares outstanding and does not include the dilutive effect of stock options. Fully diluted earnings per share is essentially the same as discussed above. The Company does not believe that the adoption of SFAS 128 will have a material impact on reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

RESULTS OF OPERATIONS
OVERVIEW
           J. Alexander's Corporation operated sixteen J. Alexander's full-service, casual dining restaurants at September 28, 1997. During the fourth quarter of 1996 the Company sold substantially all the assets of its Wendy's Old Fashioned Hamburgers division. The Company's Wendy's operations generated restaurant operating income of $6,061,000 on sales of $41,051,000 for the nine months ended September 29, 1996, and restaurant operating income of $2,539,000 on sales of $14,641,000 for the third quarter of 1996. As a result of the divestiture, the Company's sales and income from restaurant operations were significantly reduced in the first nine months and third quarter of 1997 as compared to the same periods in 1996.

           Consolidated income from restaurant operations decreased by $5,613,000 during the first nine months of 1997 and by $2,718,000 for the third quarter of 1997 compared to the same periods in 1996. These decreases are primarily due to the effect of the disposition of the Company's Wendy's restaurant operations and, in the third quarter of 1997, a $179,000 decrease in
J. Alexander's restaurant operating income. General and administrative expenses and net interest expense also decreased during the first nine months and third quarter of 1997 as compared to the prior year because of the Wendy's divestiture, but these decreases were not sufficient to offset the net decreases in income from restaurant operations. After recording additional gains related to the Wendy's transaction of $669,000 and $300,000 for the first nine months and third quarter of 1997, respectively, income before income taxes decreased by $2,397,000 during the first nine months of 1997 and by $1,250,000 for the third quarter of 1997, compared to the comparable 1996 periods.

           Management reached the decision to sell the Wendy's operations because it believed that focusing all of the Company's capital and resources exclusively on its casual dining business will offer the greatest potential for long-term return for its shareholders. However, the divestiture is expected to continue to have a negative impact on earnings until the lost revenue and operating income from the Wendy's operations can be replaced by the successful development and operation of J. Alexander's restaurants.

J. ALEXANDER'S RESTAURANT OPERATIONS
           The Company operated sixteen J. Alexander's restaurants at September 28, 1997, compared with thirteen at September 29, 1996.

           J. Alexander's operating results, before allocation of other income, corporate overhead and net interest expense, for the nine months and third quarters ended September 28, 1997, and September 29, 1996, were as follows:

                                                            Nine Months Ended
                                               SEPTEMBER 28, 1997        September 29, 1996
                                               ------------------        ------------------
                                                 AMOUNT      % OF         Amount       % of
                                             (IN THOUSANDS)  SALES    (in thousands)   Sales
                                             -------------   -----    -------------    -----
Net sales.....................................  $41,634      100.0%     $29,589        100.0%
Restaurant costs and expenses:
  Cost of sales...............................   13,985       33.6       10,304         34.8
  Labor and related costs....................    13,639       32.8        9,170         31.0
  Depreciation and amortization of
      restaurant property and equipment           2,049        4.9        1,286          4.3
  Other operating expenses....................    7,737       18.6        5,053         17.1
                                                -------       ----      -------         ----
                                                 37,410       89.9       25,813         87.2
                                                -------       ----      -------         ----
Restaurant operating income...................  $ 4,224       10.1%     $ 3,776         12.8%
                                                =======       ====      =======         ====

                                                               Quarter Ended
                                                 SEPTEMBER 28, 1997      September 29, 1996
                                                 ------------------     ------------------
                                                  AMOUNT      % OF        Amount      % of
                                              (IN THOUSANDS)  SALES   (in thousands)  Sales
                                              --------------  -----   --------------  -----
Net sales.....................................  $14,143       100.0%     $10,943      100.0%
Restaurant costs and expenses:
  Cost of sales...............................    4,721        33.4        3,758       34.3
  Labor and related costs.....................    4,814        34.0        3,482       31.8
  Depreciation and amortization of
      restaurant property and equipment             742         5.2          497        4.5
  Other operating expenses....................    2,772        19.6        1,933       17.7
                                                -------       -----        -----       ----
                                                 13,049        92.3        9,670       88.4
                                                -------       -----        -----       ----
Restaurant operating income...................  $ 1,094         7.7%     $ 1,273       11.6%
                                                =======       =====        =====       ====


         Net sales for the J. Alexander's restaurants increased 41% and 29% for the first nine months and third quarter of 1997, compared to the same periods of 1996, due primarily to the opening of new restaurants. Same store sales, which include comparable sales for all restaurants open for more than 12 months, averaged $76,900 and $73,600 per week during the first nine months and third quarter of 1997, reflecting increases of 1.9% and 0.4% from $75,500 and $73,300 per week for the same periods of the previous year. Average weekly sales for all restaurants were $73,400 and $70,400 for the first nine months and third quarter of 1997, compared to $75,200 and $72,700 for the corresponding periods in 1996.

         Restaurant operating margins for the 12 restaurants open for more than 12 months improved to 14.2% of sales for the first nine months of 1997, compared to 13.1% for the same period of 1996, due primarily to lower food costs attributed to continued management emphasis on cost control in this area. For the third quarter of 1997, restaurant operating margins in the same store group of restaurants were 11.7% of sales, down from 12.6% of sales in 1996, as increases in certain operating expenses, including marketing costs, more than offset lower food costs.

         Management believes that the primary issue faced by the Company in returning it to profitability is the improvement of sales in certain of the Company's newer restaurants. In order to maximize the quality of guest service and successfully complete the extensive training and support of J.Alexander's staff, there is little or no advertising or promotion of new J.Alexander's restaurant openings. Management believes that this "quiet opening" approach enhances guest experiences and contributes significantly to increases in sales over a long period of time. However, because of the slow building nature of sales and the expenses associated with the Company's strong emphasis on training and quality of operations during the opening months of operation, the financial performance of newer restaurants typically trails that of more mature restaurants. Additionally, management believes that the strict operational standards it has established for J.Alexander's restaurants were not followed in some of its newer restaurants opened prior to 1997 which has negatively affected sales performance in some of those restaurants. Management believes that operations in these restaurants have since been improved to satisfactory levels.

         In addition, the Company's restaurants opened in Tampa, Florida and Denver, Colorado during the second and third quarters, respectively, opened at relatively low sales volumes. As a result, their opening losses were greater than expected, totaling $332,000 for the third quarter.

         Because of the effect of the seven new restaurants which have opened since the first quarter of 1996, all operating cost categories, with the exception of cost of sales, increased as a percentage of sales for the nine months and third quarter ended September 28, 1997, as compared to the same periods of the prior year.

         Management is concentrating on building sales in its under-performing restaurants by a combination of lowering menu prices in selected locations, continuing emphasis on operational excellence and local marketing efforts in selected markets. Management believes that at some of the Company's newer restaurants, menu prices were set too high when the restaurant opened. Previously, the Company had opened restaurants with menu prices which were very competitive with those of other casual dining competitors and raised them over time as guests recognized and appreciated the superior quality and service which J.Alexander's provided. In October 1997, menu prices were lowered in two lower volume restaurants which were opened in 1996, as well as in the Tampa and Denver restaurants. Management believes that this pricing strategy will increase sales over time, although it will likely reduce profit margins in those restaurants in the near term. Management is also lowering the Company's planned unit growth rate in order to ensure that the Company continues to maintain its focus on operational excellence, strict adherence to operating standards and efficiency of operations in both new and existing restaurants. Management believes that all of these efforts will improve the Company's operating results in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include all costs above the restaurant level, decreased by $1,473,000 (27%) and $396,000 (20%), during the first nine months and third quarter of 1997 as compared to the same periods in 1996, primarily due to the disposition of the Company's Wendy's restaurant operations. However, general and administrative expenses as a percent of sales increased to 9.7% and 11.1% of sales for the first nine months and third quarter of 1997, respectively, compared to 7.8% and 7.7% of sales for the 1996 periods. Increase in travel, relocation and training expenses related to restaurants opened in 1997 account for a significant portion of the increase as a percent of sales in the third quarter of 1997.

OTHER INCOME (EXPENSE)

         Interest expense decreased by $530,000 and $245,000 during the first nine months and third quarter of 1997, respectively, compared to the same periods of the prior year, due primarily to elimination of long-term obligations associated with Wendy's restaurant operations and the November 1996 pay-off of all amounts then outstanding under the Company's line of credit agreement with proceeds from the Wendy's disposition.

         Interest income increased by $152,000 and $5,000 during the first nine months and third quarter of 1997, compared to the same periods of 1996, due to increased investment balances resulting from the Wendy's disposition.

INCOME TAXES
         Under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company has significant deferred tax assets at September 28, 1997 relating primarily to approximately $2.9 million of net operating loss carryforwards and $1.8 million of tax credit carryforwards available to reduce future federal income taxes. Management believes that future taxable income, combined with alternative tax planning strategies, will be sufficient to realize all of the Company's deferred tax assets and, therefore, no valuation allowance has been provided for these assets.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a cash flow deficit from operations of $805,000 (including $764,000 of payments against accruals related to the Wendy's disposition) for the first nine months of 1997, compared to positive cash flow from operations of $5,890,000 in the same period of the prior year. The Company had cash and cash equivalents of $774,000 at September 28, 1997.

         The Company's primary investing activity is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. Management may also consider acquisitions of additional restaurants similar to J. Alexander's. In addition, on June 1, 1998, the Company will be required to make annual sinking fund payments of $1,864,000 in connection with its Convertible Subordinated Debentures.

         The Company's sixteenth J. Alexander's restaurant opened in August 1997 in Englewood, Colorado. During October 1997, the Company opened a
J. Alexander's in Livonia, Michigan and will open its eighteenth restaurant in San Antonio, Texas, in December 1997. This restaurant, along with a restaurant in Louisville, Kentucky expected to open in the first quarter of 1998, are currently under construction. Capital expenditures totalled $12,553,000 during the first nine months of 1997 and were primarily for the development of
J. Alexander's restaurants. The Company estimates that its capital expenditures for the last quarter of 1997 will total approximately $4,000,000.

         The Company presently maintains a $30,000,000 line of credit, which is available for funding of capital expenditures. At September 28, 1997, borrowings outstanding under this line of credit totalled $2,225,000. Borrowings under the line of credit may be made through July 1, 1998, with the option of converting outstanding borrowings to a term loan at that time. The Company was in compliance with the financial covenants in its line of credit agreement at September 28, 1997. Based on the Company's operating results during the first nine months of 1997, combined with anticipated operating results for the fourth quarter, management expects that the Company will not be in compliance at the end of 1997 with certain financial covenants included in the line of credit agreement unless those covenants are modified by its lender. As a result, the Company will seek to renegotiate certain provisions of its line of credit agreement to include an amendment or waiver of certain financial covenants, as well as an extension of its term. Based on current discussions, management believes that it will successfully complete these negotiations during the fourth quarter and that the line of credit will provide adequate liquidity for the

Company through 1998; however, there can be no assurance that the Company will be successful in obtaining modifications to its existing credit agreement.

J. Alexander's Corporation and Subsidiaries
EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                                           Nine Months Ended              Quarter Ended
                                                           -----------------              -------------
                                                    SEPTEMBER 28     September 29  SEPTEMBER 28   September 29
                                                        1997             1996          1997           1996
                                                        ----             ----          ----           ----
Earnings (loss) per common and dilutive common
equivalent share

   Net income (loss)...............................    $(341,000)     $1,201,000    $ (440,000)    $  370,000
                                                       =========      ==========    ==========     ==========

   Adjustment of shares outstanding:
     Actual weighted average shares outstanding....    5,400,000       5,297,000     5,422,000      5,315,000
     Net additional shares issuable, based on the
       treasury stock method.......................           --         172,000            --        161,000
                                                      ----------      ----------    ----------
     Adjusted shares outstanding...................    5,400,000       5,469,000     5,422,000      5,476,000
                                                      ==========      ==========    ==========     ==========

   Per share amount................................  $      (.06)     $      .22    $     (.08)    $      .07
                                                     ===========      ==========    ==========     ==========


Earnings (loss) per common share, assuming full dilution

   Net income (loss)...............................  $  (341,000)     $1,201,000    $ (440,000)    $  370,000
                                                     ===========      ==========    ==========     ==========

   Adjustment of shares outstanding:
     Actual weighted average shares outstanding....    5,400,000       5,297,000     5,422,000      5,315,000
     Net additional shares issuable, based on the
       treasury stock method.......................           --         172,000            --        161,000
                                                     -----------      ----------    ----------
     Adjusted shares outstanding...................    5,400,000       5,469,000     5,422,000      5,476,000
                                                     ===========      ==========    ==========     ==========

   Per share amount................................  $      (.06)     $      .22    $     (.08)    $      .07
                                                     ===========      ==========    ==========     ==========




Note: The computations of earnings per common and dilutive common equivalent share and earnings per common share, assuming full dilution, are based on the weighted average number of common shares outstanding each period after considering the effect of stock options using the treasury stock method. The computation of loss per share for the 1997 periods is based on the weighted average number of shares outstanding as the inclusion of shares issuable upon the exercise of options would be anti-dilutive. Shares issuable upon the conversion of convertible subordinated debentures have not been included as the effect of their inclusion would be anti-dilutive.

                           PART II - OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit (11)  Computation of Earnings Per Share is filed with Part
                           I of this Form 10-Q.

             Exhibit (27)  Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed for the quarter ended September 28, 1997.

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


                                J. ALEXANDER'S CORPORATION


                                 /s/ Lonnie J. Stout II
                                -----------------------------------------------
                                Lonnie J. Stout II
                                Chairman, President and Chief Executive Officer


                                 /s/ R. Gregory Lewis
                                -----------------------------------------------
                                R. Gregory Lewis
                                Vice-President and Chief Financial Officer








Date:  November 12, 1997

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit No.                                                       Page No.
-----------                                                       --------
  (11)         Computation of Earnings per Share                      13

  (27)         Financial Data Schedules                      (For SEC Use Only)