Form 10-K
period 1997-12-28
ALEXANDERS J CORP
filed 1998-03-30
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 28, 1997.

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
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of Class:                             on which registered:
              ---------------                             --------------------
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
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                              ----
       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the New York Stock Exchange of such stock as of March 25, 1998, was $21,646,527, assuming that (i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander's Corporation Employee Stock Ownership Plan are shares owned by an "affiliate".
       The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 25, 1998, was 5,421,298.

                       DOCUMENT INCORPORATED BY REFERENCE

       Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 19, 1998, are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

       J. Alexander's Corporation (the "Company") operates as a proprietary concept 19 J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Kansas, Alabama, Michigan, Illinois, Colorado, Texas and Kentucky. J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar. Management believes quality food, outstanding service and value are critical to the success of J. Alexander's.

       Prior to 1997, the Company was also a major franchisee of Wendy's International, Inc. ("Wendy's International"). However, in November 1996, the Company sold 52 of its 58 Wendy's Old Fashioned Hamburgers restaurants ("Wendy's Restaurants") to Wendy's International. The six restaurants not acquired by Wendy's International in November 1996 were sold or closed.

       Unless the context requires otherwise, all references to the Company include J. Alexander's Corporation and its subsidiaries.

                      J. ALEXANDER'S RESTAURANT OPERATIONS

       General. J. Alexander's is a quality casual dining restaurant with a contemporary American menu. J. Alexander's strategy is to provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and are served by a courteous, friendly and well-trained service staff. The Company believes that quality food, outstanding service and value are critical to the success of J. Alexander's.

       Each restaurant is open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 12:00 midnight on Friday and Saturday. Entrees available at lunch and dinner range in price from $4.95 to $20.95. The Company estimates that the average check per customer, excluding alcoholic beverages, is approximately $13.00. J. Alexander's net sales during fiscal 1997 were $57.1 million, of which alcoholic beverage sales accounted for approximately 15%.

       The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996 and four restaurants in 1997. The Company plans to open two J. Alexander's in 1998, one of which opened March 9, 1998 in Louisville, Kentucky.

       Menu. The J. Alexander's menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company's commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. Midwestern, Corn-fed Choice Beef, aged a minimum of 21 days; and imported Italian pasta, topped with fresh grated imported Reggiano Grassi parmesan cheese, is used.

       Emphasis on quality is present throughout the entire J. Alexander's menu. Milkshakes are made from Haagen-Dazs ice cream, with flavoring being the only addition. Desserts such as chocolate cake, carrot cake and cheesecake are prepared in-house, and each restaurant bakes its featured croissants.

       Customer Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander's concept. The management staff of each restaurant are referred to as "coaches" and the other employees as "champions". The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander's restaurant typically employs five fully-trained concept coaches and two kitchen coaches. The coaches typically have previous experience in full-service restaurants and complete an intensive 19-week J. Alexander's development program involving all aspects of restaurant operations.

       Each J. Alexander's has approximately 45 to 65 service personnel, 25 to 30 kitchen employees, 8 to 10 host persons and 6 to 8 pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander's restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary entrees in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company's standards. Further, all members of the service staff are trained to know the Company's product specifications and to alert management of any potential problems.

       Quality Assurance. A key position in each J. Alexander's restaurant is the quality control coordinator. This position is staffed by a coach who inspects each plate of food before it is served to a guest. The Company believes that this product inspection by a member of management is a significant factor in maintaining consistent, high food quality in its restaurants.

       Another important component of the quality assurance system is the preparation of taste plates. Certain menu items are taste-tested daily by a coach to ensure that only the highest quality food is served in the restaurant. The Company also uses a service evaluation program to monitor service staff performance, food quality and guest satisfaction.

       Restaurant and Site Selection. The J. Alexander's restaurants built from 1992 through 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior typically combines brick fieldstone and copper with striped awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. Consistent with the Company's intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the "warehouse" style building described above. The J. Alexander's in Troy, Michigan is located inside the prestigious Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander's features a stucco style exterior and includes a number of other unique design features as the result of being converted from another freestanding restaurant building acquired by the Company. The J. Alexander's in Memphis, Tennessee represents the Company's latest prototype design which it used for three of the four restaurants opened in 1997. This building was designed to provide a high level of curb appeal using exterior craftsman-style architecture with unique natural materials such as stone, stained woods and weathering copper.

       The Company plans to open two J. Alexander's restaurants in 1998, one of which opened March 9, 1998 in Louisville, Kentucky. The other new restaurant scheduled to open in 1998 is currently under development in Baton Rouge, Louisiana. The Company estimates that its capital expenditures for 1998 will be $4,000,000 to $6,000,000, the variance depending primarily on the amount, if any, spent for restaurants to be opened in 1999. The capital expenditures for restaurants include the cost of constructing and equipping the restaurant and, if the land on which a restaurant is located is purchased, the cost of purchasing the land and associated site work. The cost of constructing a J. Alexander's building averaged approximately $2,000,000 in 1997. The Company has developed a lower cost building, anticipated to cost approximately $1,500,000, for use in selected markets beginning with the Baton Rouge restaurant. The Company estimates that the cost of equipping a J. Alexander's restaurant will range from $625,000 to $675,000. Currently, the principal variable in the cost of a restaurant is the decision to own or lease a restaurant site and if a decision is made to own the site, the cost of land in the proposed market. In general, the Company prefers to own its sites because of the long-term value of owning such an asset. For restaurants opened during 1997, the cost of land ranged from $800,000 to $1,150,000. In addition, site preparation and improvement costs are expected to range from approximately $275,000 to $350,000 per restaurant.

       The Company is actively seeking to acquire additional sites for new J. Alexander's restaurants primarily in the midwestern and the southeastern areas of the United States. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander's restaurants.

       The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander's operations. Once a prospective site is identified and preliminary site analysis is performed and evaluated, members of the Company's senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company also obtains an independent market analysis to verify its own conclusion that a potential restaurant site meets the Company's criteria. The Company believes that this site selection strategy results in quality restaurant locations.

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

                                    PERSONNEL

       As of December 28, 1997, the Company employed approximately 1,700 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

       Risks Associated with Growth. The Company's continued growth depends on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be able to open the anticipated number of J. Alexander's in a timely manner or that, if opened, those restaurants can be operated profitably. The Company currently operates nineteen J. Alexander's restaurants, of which only nine have been open for more than two years. Consequently, the earnings achieved to date by these J. Alexander's restaurants may not be indicative of future operating results. Furthermore, because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

ITEM 2.  PROPERTIES

       As of December 28, 1997, the Company had eighteen J. Alexander's casual dining restaurants in operation and two J. Alexander's restaurants under construction. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:

                                                         Site Leased
                                    Site and Building   and Building          Space
                                      Owned by the      Owned by the      Leased to the
                                         Company           Company           Company           Total
                                         -------           -------           -------           -----
J. Alexander's Restaurants:
     Alabama                                1                 0                 0                1
     Colorado                               1                 0                 0                1
     Florida                                2                 1                 0                3
     Illinois                               1                 0                 0                1
     Kansas                                 1                 0                 0                1
     Michigan                               1                 0                 1                2
     Ohio                                   3                 1                 0                4
     Tennessee                              3                 0                 1                4
     Texas                                  0                 1                 0                1
     Kentucky                               0                 1                 0                1
     Louisiana                              0                 1                 0                1
                                            -                 -                 -                -
     Total                                 13                 5                 2               20
                                           ==                 =                 =               ==

(a) In addition to the above, the Company leases five of its former Wendy's properties which are in turn leased to others.
(b) See Item 1. for additional information concerning the Company's restaurants.

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

ITEM 3.  LEGAL PROCEEDINGS

         As of March 25, 1998, the Company was not a party to any pending legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

Name and Age               Background Information
------------               ----------------------

Ronald E. Farmer, 51       Vice-President of Development since May, 1996;
                           Director of Development from October, 1993 to
                           May, 1996; President of Dinelite Corporation, a franchisee of Po Folks Restaurants, from 1987 to 1993.

R. Gregor Lewis, 45        Chief Financial Officer since July 1986; Vice
                           President of Finance and Secretary since August 1984.

J. Michae Moore, 38        Vice-President of Human Resources and Administration
                           since November, 1997; Director of Human Resources and
                           Administration from August 1996 to November, 1997;
                           Director of Operations of Pioneer Music Group, a
                           Nashville-based record label, April, 1996 to August,
                           1996; Director of Operations, J. Alexander's
                           Restaurants, Inc. from March, 1993 to April, 1996.

Mark A. Parkey, 35         Controller of the Company since May 1997; Director of
                           Finance from January, 1993 to May, 1997.

Lonnie J Stout II, 51      Chairman since July 1990; Director, President and
                           Chief Executive Officer since May 1986.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The common stock of J. Alexander's Corporation is listed on the New York Stock Exchange under the symbol JAX. The approximate number of record holders of the Company's common stock at December 28, 1997, was 1,900. The following table summarizes the price range of the Company's common stock for each quarter of 1997 and 1996, as reported from price quotations from the New York Stock Exchange:

                                                 1997                                 1996
                                                 ----                                 ----
                                            Low              High               Low             High
                                            ---              ----               ---             ----
         1st Quarter                       $8               $9 7/8            $8 5/8           $ 9 3/4
         2nd Quarter                        7 5/8            9                 8 5/8            11 1/4
         3rd Quarter                        6 3/4            8 1/4             8 3/4            11 1/2
         4th Quarter                        4 5/16           7 1/4             7 5/8             9 1/8

         The Company has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended December 28, 1997:


                                                                      Years Ended
-------------------------------------------------------------------------------------------------------------------
                                                DECEMBER 28    December 29     December 31   January 1   January 2
(Dollars in thousands, except per share data)      1997           1996            1995         1995        1994
-------------------------------------------------------------------------------------------------------------------
OPERATIONS
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 57,138        90,879        79,288       65,695       60,574
Income from restaurant operations                 $  5,114        12,216        11,711       10,375        9,787
General and administrative expenses               $  5,793         7,100         6,778        6,249        5,361
Pre-opening expense                               $  1,580         1,503           658          342          322
Net income (loss)                                 $ (5,991)(1)     7,208(3)      5,016(4)     4,830(5)     4,301(6)
Depreciation and amortization                     $  3,057 (2)     4,674         3,644        2,760        2,394
Cash flow from operations                         $ (2,150)        3,393         7,586        5,706        5,050
Capital expenditures                              $ 16,619        22,589        20,255       11,276        3,479

FINANCIAL POSITION
-------------------------------------------------------------------------------------------------------------------
Cash and investments                              $    134        12,549         2,739       16,312       20,772
Property and equipment, net                       $ 60,573        47,016        46,915       29,776       20,989
Total assets                                      $ 64,421        66,827        60,140       53,306       46,419
Long-term obligations                             $ 20,231        15,930        18,512       18,847       19,250
Stockholders' equity                              $ 34,995        40,461        32,975       27,304       21,700

PER SHARE DATA
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                   $  (1.11)         1.36           .95          .93          .98
Diluted earnings (loss) per share                 $  (1.11)         1.26           .92          .90          .93
Stockholders' equity                              $   6.45          7.60          6.25         5.21         4.24
Market price at year end                          $   4.81          8.50          9.50         6.00        11.00

J. ALEXANDER'S RESTAURANT DATA
-------------------------------------------------------------------------------------------------------------------
Net sales                                         $ 57,138        42,105        25,594       14,704       10,816
Weighted average annual sales per restaurant      $  3,772         3,885         3,980        3,735        3,605
Units open at year end                                  18            14             9            5            3

(1) Includes an $885 charge to earnings to reflect the cumulative effect of the change in the Company's accounting policy for pre-opening costs to expense them as incurred. Also includes deferred tax expense of $2,393 related to an adjustment of the Company's beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No.
       109) and a pre-tax gain of $669 related to the Company's divestiture of its Wendy's restaurants in 1996.
(2) Excludes pre-opening expense which was expensed as incurred effective with the beginning of fiscal 1997.
(3) Includes pre-tax gain of $9,400 related to the Company's divestiture of its Wendy's restaurants during 1996.
(4) Includes tax benefit of $1,782 related to recognition of deferred tax assets in accordance with SFAS No. 109.
(5) Includes tax benefit of $2,100 related to recognition of deferred tax assets in accordance with SFAS No. 109.
(6) Includes tax benefit of $1,500 related to recognition of deferred tax assets in accordance with SFAS No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
GENERAL
         J. Alexander's Corporation operated 18 J. Alexander's full-service, casual dining restaurants at December 28, 1997. During the fourth quarter of 1996 the Company sold substantially all of the assets of its franchised Wendy's Old Fashioned Hamburgers restaurant operations. The Company's Wendy's restaurants generated restaurant operating income of $7,170,000 on sales of $48,774,000 in 1996, and restaurant operating income of $8,092,000 on sales of $53,694,000 in 1995. As a result of the divestiture, the Company's sales and income from restaurant operations were significantly reduced in 1997.
         A loss of $2,421,000 before income taxes and cumulative effect of change in accounting principle was incurred in 1997. This compares to income before income taxes of $11,451,000 in 1996. The 1996 results included a gain from the divestiture of the Wendy's division of $9,400,000. An additional gain of $669,000 was recorded on the divestiture in 1997. Income before the Wendy's gains, income taxes and cumulative effect adjustment decreased by $5,141,000 in 1997 compared to 1996; a nominal increase in 1997 in restaurant operating income from J. Alexander's restaurants combined with decreases in general and administrative expenses and in net interest expense were not adequate to offset the loss of restaurant operating income resulting from the Wendy's divestiture. The Company's net loss of $5,991,000 for 1997 included an increase of $2,393,000 in the valuation allowance for deferred tax assets and an $885,000 charge to reflect the cumulative effect of a change in the Company's accounting principle for pre-opening costs to expense them as incurred.
         For fiscal 1996, income before income taxes and the $9,400,000 gain on the Wendy's divestiture was $2,051,000 as compared to income before income taxes of $3,458,000 for 1995. Restaurant operating income in the J. Alexander's division increased by $1,427,000, or 39%, in 1996. However, this increase was not enough to offset the combined effect of a decline of $922,000 in the Wendy's division and increased general and administrative expenses, pre-opening cost amortization and other expense (net interest expense plus other income). Net income in 1996 included a federal income tax provision approximating the federal statutory rate, whereas net income for 1995 reflected deferred income tax benefits of $1,782,000 associated with the recognition of deferred tax assets for financial reporting purposes.
         Management reached the decision to sell the Wendy's operations in 1996 because it believed that focusing all of the Company's capital and resources exclusively on its casual dining business offered the greatest potential for long-term return for its shareholders. However, the divestiture is expected to continue to have a negative impact on earnings until the lost revenue and operating income from the Wendy's operations can be replaced by the successful development and operation of J. Alexander's restaurants.

J. ALEXANDER'S RESTAURANT OPERATIONS
         The Company operated 18 J. Alexander's restaurants at December 28, 1997, compared with 14 at December 29, 1996, and nine at December 31, 1995. Results of the J. Alexander's restaurant operations before allocation of general and administrative expenses, pre-opening costs and net interest expense were as follows:

                                                                        Years Ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                      DECEMBER 28, 1997        December 29, 1996         December 31, 1995
-------------------------------------------------------------------------------------------------------------------
                                           AMOUNT    % OF SALES    Amount    % of Sales      Amount      % of Sales
-------------------------------------------------------------------------------------------------------------------
Net sales                                 $57,138       100.0%      $42,105      100.0%       $25,594      100.0%
Restaurant costs and expenses:
   Cost of sales                           19,480        34.1        14,711       34.9          9,095       35.5
   Labor and related costs                 18,871        33.0        13,152       31.2          7,748       30.3
   Depreciation and amortization of
     restaurant property and
     equipment                              2,860         5.0         1,884        4.5          1,033        4.0
   Other operating expenses                10,813        18.9         7,312       17.4          4,099       16.0
-------------------------------------------------------------------------------------------------------------------
                                           52,024        91.0        37,059       88.0         21,975       85.9
-------------------------------------------------------------------------------------------------------------------
Restaurant operating income               $ 5,114         9.0%      $ 5,046       12.0%       $ 3,619       14.1%
===================================================================================================================

         Total sales from J. Alexander's restaurants increased in both 1997 and 1996 compared to the prior years primarily as a result of new restaurant openings. However, average weekly sales per restaurant decreased to $72,500 in 1997 from $74,600 in 1996 and $76,400 in 1995 as a result of lower sales from new restaurants.
         Same store sales and restaurant operating income, which include comparable results for all restaurants open for more than twelve months, increased in both 1997 and 1996 as compared to the prior year. Same store sales for 1997 on a base of thirteen restaurants increased by 1.2% to an average of $75,700 per week from $74,800 in 1996. For this same group of restaurants, restaurant operating income as a percentage of sales increased to 12.9% from 12.3%. Same store sales for 1996 averaged $81,400 per week on a base of eight restaurants, a 5.9% increase over $76,900 for 1995. Operating margins for this group of restaurants improved to 16.9% in 1996 from 14.7% in 1995.
         J. Alexander's overall financial performance has been significantly affected by the number of new restaurants opened during the last three years during which the number of restaurants increased from five to 18. In order to maximize the quality of guest service and successfully complete the extensive training and support of J. Alexander's staff, there is typically little or no advertising or promotion of new J. Alexander's restaurant openings. Management believes that this "quiet opening" approach enhances guest experiences and contributes significantly to increases in sales over a long period of time. However, because this approach often results in slow sales growth until a new restaurant's reputation grows and because of the expenses associated with the Company's emphasis on training and quality of operations during the opening months of operation, the financial performance of newer restaurants typically trails that of more mature restaurants and the Company expects newly opened restaurants to experience operating losses in their initial months of operation. In addition, some of the Company's newer restaurants have not experienced the increases in sales expected by management, thus compounding the effect of these new restaurants on financial performance. Restaurant operating income as a percentage of sales decreased in 1997 as compared to 1996 and in 1996 as compared to 1995 as a result of these effects. To illustrate the effects of new restaurants on results of operations, losses incurred at the restaurant level in the year of opening totaled approximately $900,000 for the four restaurants opened in 1997 and $300,000 for the five restaurants opened in 1996. The four restaurants opened in 1995 operated at approximately a breakeven level on this basis. Generally results in the Company's restaurants improve significantly after their first full year of operations.
         Largely due to the effects of new restaurant openings, all categories of costs and expenses, with the exception of cost of sales, increased as a percentage of sales in 1997 as compared to 1996 and in 1996 as compared to 1995. Cost of sales, which includes food and alcoholic beverage costs, decreased as a percentage of sales in both 1997 and 1996 as compared to the prior years due primarily to management emphasis on cost controls in this area. Also, this expense category is less sensitive to the effect of lower sales volumes than the other categories which have large fixed components.
         Of the 14 restaurants which had been open for at least one full year at December 28, 1997, management considers eight of them to be at acceptable sales levels which averaged $83,600 per restaurant per week in 1997. The remaining six restaurants, three of which were opened in 1995 and three in 1996, are below sales levels which management considers acceptable and averaged $61,600 per week in 1997. In order to meet the Company's long term profitability objectives, all
J. Alexander's restaurants need to reach or exceed approximately the level of sales of the eight restaurants discussed above. All of the Company's under-performing restaurants discussed above currently have positive sales trends and management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.
         Because the breakeven point for J. Alexander's is relatively high due to the high fixed costs necessary to deliver and sustain the high levels of food quality, service and ambiance which are critical components of the J. Alexander's concept, management believes that the primary issue faced by the Company in returning it to profitability is the improvement of sales in several of its restaurants, particularly its newer restaurants. In 1997 guest service support was increased in some of the Company's newer restaurants in order to ensure the highest quality of operations. Additionally menu prices were reduced in some of the restaurants which were not posting satisfactory guest count increases. While these strategies increased the Company's losses for 1997, guest counts to date have increased significantly in these restaurants. In March of 1998 the Company increased menu prices in all of its restaurants by an average of approximately 3%. Some additional, but smaller, menu price increases are planned for the summer of 1998. Other actions which should improve 1998 results include the implementation of operational systems designed to provide quicker service and increase table turns and the negotiation of national contracts for purchase of certain of the Company's food items.
         The Company has lowered its development plans for 1998 and 1999 to two restaurants to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. The lower expansion rate will also reduce start-up related expenses.
         Management remains optimistic about the long-term prospects for J. Alexander's. It believes that actions taken in 1997 and the recent menu price increase will have a positive impact on financial performance for 1998. However, only modest improvements are expected in the first quarter of 1998 as compared to the fourth quarter of 1997 as the price increase was not implemented until late in the first quarter. Further improvements are expected throughout the remainder of 1998; however, based on its current assessment of the Company's business, management does not believe the Company will be profitable before the fourth quarter of 1998.

WENDY'S RESTAURANT OPERATIONS
         Results of the Company's Wendy's restaurant operations before allocation of general and administrative expenses, pre-opening costs and net interest expense are set forth in the following table. Results for 1996 include the period through November 21, 1996.

                                                                                   Years Ended
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                               December 29, 1996         December 31, 1995
-------------------------------------------------------------------------------------------------------------------
                                                                     Amount   % of Sales      Amount     % of Sales
-------------------------------------------------------------------------------------------------------------------
Net sales                                                           $48,774      100.0%       $53,694      100.0%
Restaurant costs and expenses:
   Cost of sales                                                     17,258       35.4         18,612       34.7
   Labor and related costs                                           14,222       29.2         15,407       28.7
   Depreciation and amortization of
     restaurant property and equipment                                1,074        2.2          1,907        3.5
   Royalties                                                          1,952        4.0          2,149        4.0
   Other operating expenses                                           7,098       14.6          7,527       14.0
-------------------------------------------------------------------------------------------------------------------
                                                                     41,604       85.3         45,602       84.9
-------------------------------------------------------------------------------------------------------------------
Restaurant operating income                                          $7,170       14.7%        $8,092       15.1%
===================================================================================================================

         In November 1996, the Company sold 52 of its Wendy's Old Fashioned Hamburgers restaurants to Wendy's International, Inc. for $28.3 million in cash plus the assumption of capitalized lease obligations and the long-term debt totaling approximately $2.5 million. The remaining six restaurants have been sold or closed. The Company operated 58 Wendy's restaurants at December 31, 1995.
         Total Wendy's sales decreased by $4,920,000, or 9.2%, in 1996 compared to 1995, due primarily to the sale referenced in the preceding paragraph. Weighted average sales per unit decreased by 0.7% in 1996. Competition in the quick-service restaurant industry in general and intense retail price competition by other major hamburger chains, combined with the continued development of new Wendy's restaurants by other franchisees in certain of the Company's market areas, were significant factors in management's decision to divest its Wendy's business.
         As a percentage of sales, restaurant operating income in the Wendy's division decreased to 14.7% in 1996 from 15.1% in 1995, as increases in cost of sales, labor and other operating expenses more than offset a decrease in depreciation expense. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", no depreciation or amortization expense related to the Wendy's assets held for disposal was recorded during the last half of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include management training costs and all other costs above the restaurant level for J. Alexander's (and, before 1997, Wendy's) operations, decreased by $1,307,000, or 18.4%, in 1997 compared to 1996 due to the disposition of the Wendy's operations. As expected, however, general and administrative expenses increased as a percentage of sales to 10.1% in 1997 from 7.8% in 1996, because these expenses did not decrease in proportion to the reduction in revenues resulting from the Wendy's divestiture; a large portion of these costs is related to the operation and development of J. Alexander's restaurants. General and administrative expenses are expected to decrease as a percentage of sales in 1998 as compared to 1997 due to the higher sales levels for the Company resulting from new J. Alexander's restaurants opened in 1997 and 1998.
         General and administrative expenses as a percentage of sales decreased to 7.8% in 1996 from 8.5% in 1995 due to the higher total sales level for the Company.

PRE-OPENING EXPENSE
         In 1997 the Company changed its accounting policy to expense all pre-opening costs as incurred rather than deferring and amortizing them over a period of twelve months from each restaurant's opening. This change resulted in a charge of $885,000 to record the cumulative effect as of the beginning of 1997. In 1996 the Company changed its amortization period for pre-opening costs from twenty-four months to twelve months. Due to the change in accounting principle and the lowering of the Company's development rate to two restaurants for 1998, pre-opening expenses, which management estimates will be approximately $350,000 per restaurant, should be significantly less in 1998 than in 1997, both in terms of the dollar amount and as a percentage of sales.

INTEREST INCOME AND EXPENSE
         Interest expense decreased by $617,000 in 1997 compared to 1996 due to the elimination of long-term obligations associated with the Company's Wendy's restaurant operations and a reduction in average balances outstanding under the Company's line of credit as a result of the use of a portion of the proceeds from the Wendy's divestiture to retire the outstanding balance at that time and to fund a portion of the Company's capital needs for 1997. Interest expense increased by $231,000 in 1996 compared to 1995, as interest related to borrowings under the Company's line of credit more than offset an increase in interest expense capitalized in connection with new restaurant development.
         Interest income increased by $79,000 in 1997 compared to 1996 due to increased investment balances resulting from the Wendy's divestiture. Interest income decreased by $472,000 in 1996 compared to 1995 primarily due to lower investment balances resulting from the development of new restaurants.

INCOME TAXES
         Under the provisions of SFAS No. 109 "Accounting for Income Taxes", the Company had gross deferred tax assets of $5,213,000 and $4,285,000 and gross deferred tax liabilities of $948,000 and $1,492,000 at December 28, 1997 and December 29, 1996, respectively. The deferred tax assets at December 28, 1997 relate primarily to $6,226,000 of net operating loss carryforwards and $1,982,000 of tax credit carryforwards available to reduce future federal income taxes.
         The recognition of deferred tax assets depends on the likelihood of taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets must be reduced to the extent future income is not likely to be generated. In 1995, management concluded that future taxable income should be sufficient to realize all of the Company's deferred tax assets and reduced the beginning of the year valuation allowance by $2,085,000 (of which $303,000 was credited to additional paid-in capital). No allowance was deemed necessary during 1996 and earnings for the year were taxed at an effective rate of 37.1%.
         Due to the loss incurred in 1997 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of operating costs being fixed or semi-fixed in nature, management was unable to conclude that it was more likely than not that its existing deferred tax assets would be realized and in the fourth quarter of 1997 increased the beginning of the year valuation allowance for these assets by $2,393,000. At December 28, 1997, the Company has recorded a valuation allowance for deferred tax assets of $3,865,000. Approximately $12 million of future taxable income would be needed to realize the Company's tax credit and net operating loss carryforwards at December 28, 1997. These carryforwards expire in the years 1998 through 2012. Approximately $2,250,000 of taxable income would be needed to realize the carryforwards which expire in 1998 and $2,000,000 to use those which expire in 1999.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's primary need for capital has historically been and is expected to continue to be capital expenditures for the development of new restaurants. Capital expenditures totaled $16,619,000, $22,589,000 and $20,255,000 for 1997, 1996 and 1995, respectively, and were primarily for the development of new J. Alexander's restaurants. Also included in these amounts were capital expenditures for the Wendy's division of $1,717,000 for 1996 and $4,640,000 for 1995 which included facilities upgrades and miscellaneous equipment replacements as well as the development of three new restaurants in 1995. The Company's capital expenditures for new restaurants have significantly exceeded the cash flow generated from operations for the last three years, with the difference being funded primarily by the use of funds on hand at the beginning of 1995, proceeds from the sale of the Company's Wendy's operations in 1996 and use of the Company's bank line of credit.
         The Company plans to continue to develop new J. Alexander's restaurants, but at a reduced rate, at least for the present. Two restaurants, both of which will be on leased land, will be opened in 1998 and a like number is tentatively planned for 1999. The average cost of constructing a J. Alexander's building in 1997 was approximately $2,000,000. A lower cost building, which is expected to cost approximately $1,500,000, has been developed by the Company for use in selected markets. The first of these buildings is under construction and will open in 1998. The cost of equipping a J. Alexander's restaurant is approximately $625,000 to $675,000. The principal variable in the cost of a restaurant is the decision of whether to own or lease a restaurant site and, if the decision is to own, the cost of land in the particular market. In general, the Company prefers to own its sites because of the long-term value of owning the assets. For restaurants opened during 1997, the cost of land ranged from $800,000 to $1,150,000. In addition, site preparation and improvement costs are expected to range from approximately $275,000 to $350,000 per restaurant.
         Management estimates that total capital expenditures for the Company for 1998 will be $4 million to $6 million, the variance depending primarily on the amount, if any, spent for restaurants to be opened in 1999.
         In 1997 the Company utilized most of its cash and cash equivalents on hand at the beginning of the year and a portion of its line of credit for the development of new restaurants. The use of substantial amounts of cash and cash equivalents for new restaurant development in 1997 resulted in a working capital deficit of $6,536,000 at December 28, 1997. In 1997 the Company had a cash flow deficit from operations of $2,150,000 primarily resulting from payment of accrued expenses associated with the Wendy's operations and the results of operations of the Company's J. Alexander's restaurants. The Company does not believe that this deficit impairs the overall financial condition of the Company because it expects cash flow from operations to improve as its results from operations improve and to be adequate to meet current obligations, including a scheduled sinking fund payment of $1,864,000 in 1998 on its Convertible Subordinated Debentures. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.
         The Company maintains a bank line of credit which is expected to be used as the Company's primary means for funding of capital expenditures in 1998 and 1999 and which will also provide liquidity for meeting working capital or other needs. At December 28, 1997, borrowings outstanding under this line of credit were $6,223,000. As a result of the reduction in the Company's plans for new restaurant development, the Company's loan agreement was amended in March of 1998 to reduce the commitment amount from $30 million to $20 million. In addition, because the Company would not have complied with one of the covenants in the credit agreement, that covenant was deleted. In its place, the Company and the bank lender agreed on certain new covenants which require the Company to achieve specified results of operations and specified levels of EBITDA (earnings before interest, taxes, depreciation and amortization) to senior debt. Based on the Company's current assessment of its business, the Company believes it will comply with those new covenants. The amendments to the credit agreement contain certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restrict the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit following the execution of the amendment will be LIBOR plus three percent. The line of credit was extended through July 1, 2000 and includes an option to convert outstanding borrowings to a term loan at that time. The Company believes that amounts available for borrowing under the line of credit will be sufficient to fund the development of J. Alexander's restaurants for 1998 and 1999.

IMPACT OF ACCOUNTING CHANGES
         There are no pending accounting pronouncements that, when adopted, are expected to have a material effect on the Company's results of operations or its financial condition.

IMPACT OF THE YEAR 2000 ISSUE
         The Company has completed an initial assessment of its Year 2000 information systems compliance issues and is in the process of implementing a plan to deal with these issues. Since most of the Company's internal computer applications have been recently developed or upgraded and none are main frame driven, management believes that they generally are or will be Year 2000 compliant. The Company does not expect that the cost of Year 2000 compliance issues will have a material impact on its results of operations.

IMPACT OF INFLATION AND OTHER FACTORS
         Virtually all of the Company's costs and expenses are subject to normal inflationary pressures and the Company is continually seeking ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS
         The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in the Company's Annual Report on Form 10-K. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
         Independent Auditors' Report                                                                   15
         Consolidated statements of operations - Years ended December 28, 1997,
           December 29, 1996 and December 31, 1995.                                                     16
         Consolidated balance sheets - December 28, 1997 and December 29, 1996                          17
         Consolidated statements of cash flows - Years ended December 28, 1997,
           December 29, 1996 and December 31, 1995                                                      18
         Consolidated statements of stockholders' equity - Years ended December 28, 1997,
           December 29, 1996 and December 31, 1995                                                      19
         Notes to consolidated financial statements                                                  20-30

The following consolidated financial statement schedule of J. Alexander's Corporation and subsidiaries is included in Item 14(d):

         Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
J. Alexander's Corporation


         We have audited the accompanying consolidated balance sheets of J. Alexander's Corporation and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander's Corporation and subsidiaries at December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
         As discussed in Note A to the financial statements, the Company changed its method of accounting for pre-opening costs in 1997.




                                                    Ernst & Young LLP

Nashville, Tennessee
March 27, 1998

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Years Ended
----------------------------------------------------------------------------------------------------------------
                                                                 DECEMBER 28      December 29       December 31
                                                                    1997             1996              1995
----------------------------------------------------------------------------------------------------------------

Net sales                                                       $57,138,000       $90,879,000      $79,288,000

Costs and expenses:
   Cost of sales                                                 19,480,000        31,969,000       27,707,000
   Restaurant labor and related costs                            18,871,000        27,374,000       23,155,000
   Depreciation and amortization of restaurant
     property and equipment                                       2,860,000         2,958,000        2,940,000
   Royalties                                                              -         1,952,000        2,149,000
   Other operating expenses                                      10,813,000        14,410,000       11,626,000
----------------------------------------------------------------------------------------------------------------
     Total restaurant operating expenses                         52,024,000        78,663,000       67,577,000
----------------------------------------------------------------------------------------------------------------
Income from restaurant operations                                 5,114,000        12,216,000       11,711,000
General and administrative expenses                               5,793,000         7,100,000        6,778,000
Pre-opening expense                                               1,580,000         1,503,000          658,000
Gain on Wendy's disposition                                         669,000         9,400,000                -
----------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          (1,590,000)       13,013,000        4,275,000
----------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest expense                                              (1,030,000)       (1,647,000)      (1,416,000)
   Interest income                                                  186,000           107,000          579,000
   Other, net                                                        13,000           (22,000)          20,000
----------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                  (831,000)       (1,562,000)        (817,000)
----------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                (2,421,000)       11,451,000        3,458,000
Income tax (provision) benefit                                   (2,685,000)       (4,243,000)       1,558,000
----------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
   accounting principle                                          (5,106,000)        7,208,000        5,016,000
Cumulative effect of change in accounting principle                (885,000)                -                -
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $(5,991,000)      $ 7,208,000      $ 5,016,000
================================================================================================================

Basic earnings per share:
   Income (loss) before accounting change                       $      (.95)      $      1.36      $       .95
   Cumulative effect of change in accounting principle                 (.16)                -                -
----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                            $     (1.11)      $      1.36      $       .95
================================================================================================================

Diluted earnings per share:
   Income (loss) before accounting change                       $      (.95)      $      1.26      $       .92
   Cumulative effect of change in accounting principle                 (.16)                -                -
----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                            $     (1.11)      $      1.26      $       .92
================================================================================================================




See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 28       December 29
                                                                                       1997              1996
------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $134,000        $12,549,000
   Accounts and notes receivable, including current portion of
     direct financing leases, net of allowances for possible losses                   241,000            120,000
   Inventories at lower of cost (first-in, first-out method) or market                689,000            534,000
   Deferred income taxes                                                              400,000          1,364,000
   Net assets held for disposal                                                       156,000            618,000
   Prepaid expenses and other current assets                                          387,000            369,000
------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                           2,007,000         15,554,000

OTHER ASSETS
   Direct financing leases, net of unearned income of $142,000 and $146,000 at
     December 28, 1997, and December 29, 1996, respectively, and current portion      236,000            293,000
   Other                                                                              931,000            904,000
------------------------------------------------------------------------------------------------------------------
                                                                                    1,167,000          1,197,000
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation
   and amortization                                                                60,573,000         47,016,000
DEFERRED INCOME TAXES                                                                       -          1,429,000
DEFERRED CHARGES, less accumulated amortization of $875,000 and
   $2,326,000 at December 28, 1997, and December 29, 1996, respectively               674,000          1,631,000
------------------------------------------------------------------------------------------------------------------
                                                                                  $64,421,000        $66,827,000
==================================================================================================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                $3,573,000         $3,748,000
   Accrued expenses and other current liabilities                                   3,048,000          6,023,000
   Current portion of long-term debt and obligations under capital leases           1,922,000             54,000
------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                     8,543,000          9,825,000
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion
   classified as current                                                           20,231,000         15,930,000
DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS                                      652,000            611,000
STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,421,538 and 5,322,507 shares at
     December 28, 1997, and December 29, 1996, respectively                           272,000            266,000
   Preferred Stock, no par value: Authorized 1,000,000 shares; none issued                  -                  -
   Additional paid-in capital                                                      29,909,000         29,475,000
   Retained earnings                                                                5,757,000         11,748,000
------------------------------------------------------------------------------------------------------------------
                                                                                   35,938,000         41,489,000
   Note receivable - Employee Stock Ownership Plan                                   (943,000)        (1,028,000)
------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                    34,995,000         40,461,000
Commitments and Contingencies
------------------------------------------------------------------------------------------------------------------
                                                                                  $64,421,000        $66,827,000
==================================================================================================================

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended
----------------------------------------------------------------------------------------------------------------
                                                                  DECEMBER 28      December 29       December 31
                                                                     1997             1996              1995
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $(5,991,000)       $7,208,000       $5,016,000
   Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
     Depreciation and amortization of property and equipment      3,004,000         3,096,000        3,033,000
     Cumulative effect of change in accounting principle            885,000                 -                -
     Amortization of deferred charges                               134,000         1,578,000          611,000
     Employee Stock Ownership Plan expense                           85,000                 -          172,000
     Gain on Wendy's disposition                                   (669,000)       (9,400,000)               -
     Deferred income tax provision (benefit)                      2,393,000         2,441,000       (1,782,000)
     Other, net                                                      41,000           195,000          192,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                   (58,000)          135,000         (147,000)
       Increase in inventories                                     (155,000)          (78,000)        (271,000)
       (Increase) decrease in prepaid expenses and
         other current assets                                       (18,000)          115,000         (269,000)
       Increase in deferred charges                                 (61,000)       (1,377,000)      (1,111,000)
       Increase in accounts payable                                 687,000             4,000          615,000
       (Decrease) increase in accrued expenses and other
         current liabilities                                     (2,468,000)         (634,000)       1,432,000
       Increase in deferred credits                                  41,000           110,000           95,000
----------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by operating activities        (2,150,000)        3,393,000        7,586,000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                         (17,481,000)      (22,132,000)     (20,909,000)
     Proceeds from sale of Wendy's restaurant operations            625,000        28,764,000                -
     Proceeds from maturities and sales of investments                    -           505,000        1,005,000
     Other, net                                                     (17,000)          (78,000)         (37,000)
----------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by investing activities       (16,873,000)        7,059,000      (19,941,000)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds under bank line of credit agreement                11,614,000        12,544,000                -
     Payments under bank line of credit agreement                (5,391,000)      (12,544,000)               -
     Payments on long-term debt and obligations
       under capital leases                                         (55,000)         (415,000)        (393,000)
     Sale of stock and exercise of stock options                    440,000           278,000          180,000
----------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities         6,608,000          (137,000)        (213,000)
----------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                (12,415,000)       10,315,000      (12,568,000)
Cash and cash equivalents at beginning of year                   12,549,000         2,234,000       14,802,000
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $    134,000       $12,549,000       $2,234,000
================================================================================================================



See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                          Note
                                                                                       Receivable-
                                                                                        Employee
                                                         Additional      Retained         Stock          Total
                               Outstanding     Common      Paid-In       Earnings       Ownership    Stockholders'
                                 Shares         Stock      Capital       (Deficit)        Plan          Equity
-------------------------------------------------------------------------------------------------------------------
BALANCES AT
   JANUARY 1, 1995             5,240,481     $262,000   $28,718,000      $(476,000)   $(1,200,000)   $27,304,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan            36,491        2,000       481,000              -              -        483,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                -            -             -              -        172,000        172,000
Net income                             -            -             -      5,016,000              -      5,016,000
-------------------------------------------------------------------------------------------------------------------

BALANCES AT
   DECEMBER 31, 1995           5,276,972      264,000    29,199,000      4,540,000     (1,028,000)    32,975,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan            45,535        2,000       276,000              -              -        278,000
Net income                             -            -             -      7,208,000              -      7,208,000
-------------------------------------------------------------------------------------------------------------------

BALANCES AT
   DECEMBER 29, 1996           5,322,507      266,000    29,475,000     11,748,000     (1,028,000)    40,461,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan            99,031        6,000       434,000              -              -        440,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                -            -             -              -         85,000         85,000
Net loss                               -            -             -     (5,991,000)             -     (5,991,000)
-------------------------------------------------------------------------------------------------------------------

BALANCES AT
   DECEMBER 28, 1997           5,421,538     $272,000   $29,909,000     $5,757,000      $(943,000)   $34,995,000
===================================================================================================================








See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1997 presentation.

FISCAL YEAR: The Company's fiscal year ends on the Sunday closest to December 31 and each quarter consists of thirteen weeks.

CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash equivalents of $10,066,000 at December 29, 1996 consisted principally of commercial paper, banker's acceptances and federal government agency securities and were carried at cost, which approximates fair value.

PROPERTY AND EQUIPMENT: Depreciation and amortization are provided on the straight-line method over the following estimated useful lives: buildings - 20 to 25 years, restaurant and other equipment - three to 10 years, and capital leases and leasehold improvements - lesser of life of assets or terms of leases.

DEFERRED CHARGES: Costs in excess of net assets acquired are being amortized over 40 years using the straight-line method. Debt issue costs are amortized principally by the interest method over the life of the related debt.

INCOME TAXES: The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109 requires that deferred tax assets and liabilities be established based on the difference between the financial statement and income tax bases of assets and liabilities measured at tax rates that will be in effect when the differences reverse.

EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the requirements of SFAS No. 128.

PRE-OPENING COSTS: Effective December 30, 1996, the Company changed its method of accounting for pre-opening costs to expense these costs as incurred and recorded the cumulative effect of this change in accounting principle resulting in an after tax charge of $885,000 ($.16 per share) in fiscal 1997. The impact in fiscal 1997 in addition to the cumulative effect was to decrease net income by $282,000 ($.05 per share). The pro forma effect of the change in accounting for pre-opening costs would have been to decrease net income by $511,000 ($.09 per share) for the year ended December 29, 1996 and increase net income by $93,000 ($.02 per share) for the year ended December 31, 1995. The Company believes expensing pre-opening costs as incurred is preferable because the future economic benefits resulting from costs of pre-opening activities have indeterminate lives and, therefore, any related amortization periods would be arbitrary.
         Prior to fiscal 1996, pre-opening costs associated with the start-up of new restaurants were deferred and amortized over the restaurant's first 12 months (Wendy's) or 24 months (J. Alexander's) of operations. During the fourth quarter of 1996, the Company changed its period of amortization from 24 months to 12 months relative to its J. Alexander's restaurants resulting in approximately $450,000 of additional pre-opening amortization during 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
                  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

                  Long-term debt: The carrying amount of the Company's borrowings with variable interest rates approximates their fair value. The fair value of the Company's convertible subordinated debentures was determined based on quoted market prices (see Note E). Due to the immaterial amounts involved, fair value of other fixed rate long-term debt was estimated to approximate its carrying amount.
                  Contingent liabilities: In connection with the sale of its Mrs. Winner's Chicken & Biscuit restaurant operations and the disposition of its Wendy's restaurant operations, the Company remains secondarily liable for certain real and personal property leases. The Company does not believe it is practicable to estimate the fair value of these contingencies and does not believe any significant loss is likely.

DEVELOPMENT COSTS: Certain direct and indirect costs are capitalized in conjunction with acquiring and developing new J. Alexander's restaurant sites and amortized over the life of the related building. Development costs of $307,000, $335,000 and $182,000 were capitalized during 1997, 1996 and 1995, respectively.

SELF-INSURANCE: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan and, for portions of 1995 through 1997, except for the state of Ohio, for workers' compensation claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain estimation processes applicable to the insurance industry and, where applicable, based on Company experience.

ADVERTISING COSTS: The Company charges costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $255,000, $1,778,000 and $1,980,000 in 1997, 1996 and 1995, respectively.

STOCK BASED COMPENSATION: The Company accounts for its stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, typically recognizes no compensation expense for such arrangements.

USE OF ESTIMATES IN FINANCIAL STATEMENTS: Judgment and estimation are utilized by management in certain areas in the preparation of the Company's financial statements. Some of the more significant areas include the valuation allowance relative to the Company's deferred tax assets, reserves for self-insurance of group medical claims and workers' compensation benefits and, for 1996 and 1997, accruals related to the exit of the Wendy's business. Management believes that such estimates have been based on reasonable assumptions and that such reserves are adequate.

IMPAIRMENT: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property and equipment and intangibles.

NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

         In 1996, the Company sold 52 of its 58 Wendy's Old Fashioned Hamburgers restaurants to Wendy's International, Inc. for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totaling approximately $2.5 million. This transaction generated a pre-tax gain of $9.4 million in 1996. The six restaurants not sold as part of the November 1996 transaction were sold or closed.
         In connection with the sale of its Wendy's restaurants, the Company established various accruals for termination benefits and other costs associated with its exit from the Wendy's business, with such accruals totaling $2,029,000 at December 29, 1996. During 1997, the Company made net cash payments of $833,000 related to these accruals. In addition, the Company recognized $669,000 in additional gains related to the Wendy's divestiture during 1997, primarily due to the sale of two properties for amounts greater than their carrying values, a favorable insurance settlement and other adjustments to the accruals established during 1996. At December 28, 1997, the Company continues to maintain accruals related to the exit of the Wendy's business totaling $527,000.

NOTE C - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   YEARS ENDED
-------------------------------------------------------------------------------------------------------------------
                                                                DECEMBER 28        December 29        December 31
                                                                   1997                1996              1995
-------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Income (loss) before cumulative effect of change in accounting
     principle                                                 $(5,106,000)         $7,208,000        $5,016,000
Cumulative effect of change in accounting principle               (885,000)                  -                 -
-------------------------------------------------------------------------------------------------------------------
Net income  (loss) (numerator for basic
     earnings per share)                                        (5,991,000)          7,208,000         5,016,000
Effect of dilutive securities                                            -             799,000                 -
-------------------------------------------------------------------------------------------------------------------
Net income (loss) after assumed conversions (numerator
     for diluted earnings per share)                           $(5,991,000)         $8,007,000        $5,016,000
===================================================================================================================

DENOMINATOR:
Weighted average shares (denominator for basic earnings
     per share)                                                  5,409,000           5,303,000         5,257,000

Effect of dilutive securities:
     Employee stock options                                              -             167,000           221,000
     Convertible debentures                                              -             880,000                 -
-------------------------------------------------------------------------------------------------------------------
         Dilutive potential common shares                                -           1,047,000           221,000
-------------------------------------------------------------------------------------------------------------------

Adjusted weighted average shares and assumed conversions
     (denominator for diluted earnings per share)                5,409,000           6,350,000         5,478,000
===================================================================================================================

Basic earnings per share:
     Income (loss) before accounting change                         $(0.95)              $1.36             $0.95
     Cumulative effect of change in accounting principle             (0.16)                  -                 -
-------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                              $(1.11)              $1.36             $0.95
===================================================================================================================

Diluted earnings per share:
     Income (loss) before accounting change                         $(0.95)              $1.26             $0.92
     Cumulative effect of change in accounting principle             (0.16)                  -                 -
-------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                              $(1.11)              $1.26             $0.92
===================================================================================================================

         For additional disclosures regarding the Convertible Subordinated Debentures and the employee stock options, see Notes E and H, respectively.
         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net loss in 1997, all 664,650 options outstanding were excluded from the computation of diluted earnings per share. For 1996 and 1995, options to purchase approximately 203,000 and 64,000 shares of common stock, respectively, ranging in price from $7.50 to $13.00, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE D - PROPERTY AND EQUIPMENT

         Balances of major classes of property and equipment are as follows:

                                                                           DECEMBER 28             December 29
                                                                              1997                    1996
-------------------------------------------------------------------------------------------------------------------
Land                                                                       $13,033,000             $ 9,696,000
Buildings                                                                   30,637,000              21,482,000
Buildings under capital leases                                                 276,000                 276,000
Leasehold improvements                                                       8,284,000               5,901,000
Restaurant and other equipment                                              12,612,000              10,165,000
Construction in progress (estimated additional cost
   to complete at December 28, 1997, $2,208,000)                             3,053,000               4,063,000
-------------------------------------------------------------------------------------------------------------------
                                                                            67,895,000              51,583,000
Less allowances for depreciation and amortization                            7,322,000               4,567,000
-------------------------------------------------------------------------------------------------------------------
                                                                           $60,573,000             $47,016,000
===================================================================================================================



NOTE E - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Long-term debt and obligations under capital leases at December 28, 1997, and December 29, 1996, are summarized below:

                                                                DECEMBER 28, 1997             December 29, 1996
-------------------------------------------------------------------------------------------------------------------
                                                              CURRENT      LONG-TERM        Current    Long-Term
-------------------------------------------------------------------------------------------------------------------
Convertible Subordinated Debentures, 8.25%, due 2003        $1,864,000    $13,750,000      $     -     $15,614,000
Bank credit agreement, at variable interest rates ranging
   from 7.14% to 7.19%, available through 07/01/2000                 -      6,223,000            -               -
Obligations under capital leases, 9.75% to 11.50%
   interest, payable through 2005                               58,000        258,000       54,000         316,000
-------------------------------------------------------------------------------------------------------------------
                                                            $1,922,000    $20,231,000      $54,000     $15,930,000
===================================================================================================================

         Aggregate maturities of long-term debt, including required sinking fund payments, for the five years succeeding December 28, 1997, are as follows: 1998
- $1,864,000; 1999 - $1,875,000; 2000 - $8,098,000; 2001 - $1,875,000; 2002 -
$1,875,000.
         The Convertible Subordinated Debentures due 2003 are convertible into common stock of the Company at any time prior to maturity at $17.75 per share, subject to adjustment in certain events. At December 28, 1997, 879,662 shares of common stock were reserved for issuance upon conversion of the outstanding debentures. The debentures are redeemable upon not less than 30 days' notice at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued interest to the redemption date. The effective interest rate on the debentures is 8.68%. The Debenture Indenture provides for annual sinking fund payments commencing June 1, 1993, which will retire at least 75% of the original $25,000,000 principal amount of debentures prior to maturity. The Company has previously purchased a portion of the debentures on the open market which, pursuant to the terms of the Debenture Indenture, were used in satisfaction of sinking fund requirements and were sufficient to satisfy those requirements through 1997.
         During 1995, the Company entered into an unsecured bank line of credit agreement for up to $30,000,000 of revolving credit for the purpose of financing future capital expenditures. At December 28, 1997, borrowings outstanding under this line of credit totaled $6,223,000. No borrowings were outstanding under the agreement at December 29, 1996.
         As a result of the reduction in the Company's plans for new restaurant development, the original loan agreement was amended in March of 1998 to reduce the commitment amount from $30 million to $20 million. In addition, because the Company would not have complied with one of the covenants in the credit agreement, that covenant was deleted. In its place, the Company and the bank lender agreed on certain new covenants which require the Company to achieve specified results of operations and specified levels of EBITDA (earnings before interest, taxes, depreciation and amortization) to senior debt. The amendment to the credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit following the execution of the amendment is LIBOR plus three percent. In addition, a fee of 1/2% on any unused portion of the facility is payable on a quarterly basis. The line of credit was extended through July 1, 2000 and includes an option to convert outstanding borrowings to a term loan at that time.
         Cash interest payments amounted to $1,483,000, $2,033,000 and $1,732,000, in 1997, 1996 and 1995, respectively. Interest costs of $453,000,
$386,000 and $316,000 were capitalized as part of building and leasehold costs in 1997, 1996, and 1995, respectively.
         The carrying value and estimated fair value of the Company's long-term debt totaled $15,614,000 and $14,053,000, respectively, at December 28, 1997.

NOTE F - LEASES

         At December 28, 1997, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.
         Real estate lease terms are generally for 15 to 25 years and, in many cases, provide for rent escalations and for one or more five-year renewal options. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Certain real property leases provide for contingent rentals based upon 5% of net sales. In addition, the Company is lessee under other noncancellable operating leases, principally for office space.
         Accumulated amortization of buildings under capital leases totaled $215,000 at December 28, 1997, and $201,000 at December 29, 1996. Amortization of leased assets is included in depreciation and amortization expense.
         Total rental expense amounted to:

                                                                                 Years Ended
--------------------------------------------------------------------------------------------------------------
                                                                  DECEMBER 28    December 29    December 31
                                                                     1997           1996           1995
--------------------------------------------------------------------------------------------------------------
Minimum rentals under operating leases                            $1,218,000       $1,996,000    $1,800,000
Contingent rentals                                                    63,000          366,000       395,000
Less: Sublease rentals                                              (260,000)        (264,000)     (313,000)
--------------------------------------------------------------------------------------------------------------
                                                                  $1,021,000       $2,098,000    $1,882,000
==============================================================================================================


         At December 28, 1997, future minimum lease payments under capital leases and noncancellable operating leases with initial terms of one year or more are as follows:

                                                                                      Capital     Operating
                                                                                       Leases        Leases
--------------------------------------------------------------------------------------------------------------
1998                                                                                  $89,000    $1,393,000
1999                                                                                   69,000     1,399,000
2000                                                                                   56,000     1,415,000
2001                                                                                   56,000     1,434,000
2002                                                                                   55,000     1,353,000
Thereafter                                                                            118,000    12,252,000
--------------------------------------------------------------------------------------------------------------
                                        Total minimum payments                        443,000   $19,246,000
--------------------------------------------------------------------------------------------------------------
                                         Less imputed interest                       (127,000)
--------------------------------------------------------------------------------------------------------------
                      Present value of minimum rental payments                        316,000
                  Less current maturities at December 28, 1997                        (58,000)
--------------------------------------------------------------------------------------------------------------
                    Long-term obligations at December 28, 1997                       $258,000
==============================================================================================================

         Minimum future rentals receivable under subleases for operating leases at December 28, 1997, amounted to $1,743,000.
         In addition to the leases summarized above, the Company previously leased five Wendy's restaurant properties from a corporation principally owned by a Director of the Company and his wife at an aggregate minimum annual rental of approximately $265,000 plus contingent rentals based on sales. Contingent rent payments totaled $43,000 and $49,000 in 1996 and 1995, respectively. These leases were assigned to Wendy's International, Inc. in November 1996.

NOTE G - INCOME TAXES

         At December 28, 1997, the Company had net operating loss carryforwards of $6,226,000 for income tax purposes that expire in the years 2000 through 2012. Tax credit carryforwards (consisting primarily of investment and jobs tax credits which expire in the years 1998 through 2001 and FICA tips credits which expire in the years 2009 through 2012) of $1,982,000 are also available to reduce future federal income taxes.
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 28, 1997, and December 29, 1996, are as follows:

                                                                                   DECEMBER 28     December 29
                                                                                      1997             1996
--------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Tax over book depreciation                                                     $   423,000      $  653,000
   Pre-opening costs                                                                        -         301,000
   Other - net                                                                        525,000         538,000
--------------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                                   948,000       1,492,000
--------------------------------------------------------------------------------------------------------------

Deferred tax assets:
   Capital/finance leases                                                               7,000           8,000
   Deferred compensation accruals                                                     172,000         178,000
   Self-insurance accruals                                                             99,000          67,000
   Wendy's disposition accruals                                                        60,000         927,000
   Net operating loss carryforwards                                                 2,117,000         968,000
   Tax credit carryforwards                                                         1,982,000       1,840,000
   Other - net                                                                        776,000         297,000
--------------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                                      5,213,000       4,285,000
   Valuation allowance for deferred tax assets                                     (3,865,000)              -
--------------------------------------------------------------------------------------------------------------
                                                                                    1,348,000       4,285,000
--------------------------------------------------------------------------------------------------------------
   Net deferred tax assets                                                        $   400,000      $2,793,000
==============================================================================================================

         SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Prior to 1993, the Company maintained a valuation allowance at an amount necessary to fully reserve its net deferred tax asset balances, after giving consideration to deferred tax assets that can be realized through offsets to existing taxable temporary differences. In the fourth quarter of 1995, 1994 and 1993, the beginning of the year valuation allowance was reduced in order to reflect a change in circumstances which resulted in a judgment that a corresponding amount of the Company's deferred tax assets would be realized in future years. The 1995 adjustment totaled $2,085,000, of which $303,000 was credited to additional paid-in capital.
         Management evaluated the need for a valuation allowance for deferred tax assets for 1996 and concluded that all of the deferred tax assets would more likely than not be realized through the future reversal of existing taxable temporary differences within their carryforward period and the future earnings of the Company and, as a result, a valuation allowance was not considered appropriate as of December 29, 1996.

         In the fourth quarter of 1997, management concluded that, based upon results of operations during 1997 and its near-term forecast of future taxable earnings, a valuation allowance was appropriate relative to its deferred tax assets as of December 28, 1997. The beginning of the year valuation allowance was increased by $2,393,000 which, when combined with the impact of 1997's operations, resulted in a valuation allowance of $3,865,000 at December 28, 1997. Net deferred tax assets of $400,000 as of December 28, 1997 represent estimated refunds available through carryback of net operating losses generated in fiscal 1997.
         Significant components of the income tax provision (benefit) are as follows:

                                                                                  Years Ended
-------------------------------------------------------------------------------------------------------------------
                                                                  DECEMBER 28     December 29     December 31
                                                                      1997            1996            1995
-------------------------------------------------------------------------------------------------------------------
Currently payable:
     Federal                                                          $31,000      $1,100,000         $80,000
     State                                                            261,000         702,000         144,000
-------------------------------------------------------------------------------------------------------------------
         Total                                                        292,000       1,802,000         224,000
Deferred                                                            2,393,000       2,441,000      (1,782,000)
-------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                     $2,685,000      $4,243,000     $(1,558,000)
===================================================================================================================

         The Company's consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

                                                                                  Years Ended
-------------------------------------------------------------------------------------------------------------------
                                                                  DECEMBER 28     December 29     December 31
                                                                     1997            1996            1995
-------------------------------------------------------------------------------------------------------------------
Tax expense (benefit) computed at federal statutory rate (34%)    $(1,124,000)     $3,893,000      $1,176,000
State and local income taxes                                          172,000         463,000         144,000
Alternative minimum tax                                                     -               -          80,000
Non-deductible expenses                                                98,000         121,000          19,000
Benefit of net operating loss carryforwards and tax credits          (326,000)       (234,000)     (1,195,000)
Valuation (recognition) of deferred tax assets                      3,865,000               -      (1,782,000)
-------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                    $ 2,685,000      $4,243,000     $(1,558,000)
===================================================================================================================

         Income tax payments were $1,126,000, $1,098,000 and $175,000 in 1997,
1996 and 1995, respectively.

NOTE H - STOCK OPTIONS AND BENEFIT PLANS

         Under the Company's 1994 Employee Stock Incentive Plan, officers and key employees of the Company may be granted options to purchase shares of the Company's common stock. In addition, the 1990 Stock Option Plan for Outside Directors provides for the granting of options to purchase the Company's common stock at the fair market price at the date of the grant to members of the Company's Board of Directors who are not employees. Options to purchase the Company's common stock also remain outstanding under the Company's 1982 Incentive Stock Option Plan and 1985 Stock Option Plan, although the Company no longer has the ability to grant additional options under these plans.
         A summary of options under the Company's option plans is as follows:

                                                                                                         Weighted
                                                                                                          Average
                                                                                                         Exercise
Options                                                                Shares       Option Prices          Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1995                                        441,424       $1.38-   $13.00        $5.71
     Issued                                                           146,700        7.56-     9.75         9.63
     Exercised                                                        (15,166)       1.38-     7.63         1.95
     Expired or canceled                                              (10,250)       7.25-    11.50         9.39
-------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1995                                      562,708        1.38-    13.00         6.85
     Issued                                                             5,000        9.88                   9.88
     Exercised                                                        (26,521)       1.38-     7.25         4.96
     Expired or canceled                                              (11,900)       7.25-    10.38         9.20
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 29, 1996                                      529,287        1.38-    13.00         6.83
     Issued                                                           326,600        5.69-     8.75         6.79
     Exercised                                                        (93,419)       1.38-     7.63         4.19
     Expired or canceled                                              (97,818)       7.38-    11.69         7.58
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 28, 1997                                      664,650       $1.50-   $13.00        $6.75
===================================================================================================================

         Options exercisable and shares available for future grant are as follows:

                                                                  DECEMBER 28       December 29      December 31
                                                                     1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
Options exercisable                                                 269,439           380,734          313,393
Shares available for grant                                          218,384           228,850          226,450
===================================================================================================================

         The following table summarizes information about stock options outstanding at December 28, 1997:

                               Options Outstanding                                      Options Exercisable
------------------------------------------------------------------------------   --------------------------------
                        Number                                                       Number
                    Outstanding at          Weighted             Weighted         Exercisable at      Weighted
    Range of          December 28       Average Remaining    Average Exercise      December 28        Average
 Exercise Prices         1997           Contractual Life           Price              1997         Exercise Price
------------------------------------------------------------------------------   --------------------------------
 $1.50-    $3.81        111,500           2.2 years               $1.69               111,500            $1.69
  5.69                  204,250           9.9 years                5.69                     -                -
  7.25-     7.88         79,750           6.6 years                7.43                69,756             7.43
  8.19-     8.75        117,350           9.2 years                8.64                     -                -
  9.75-    10.50        146,300           6.9 years               10.00                82,683            10.20
 11.69-    13.00          5,500           6.3 years               12.05                 5,500            12.05
------------------------------------------------------------------------------   --------------------------------
$ 1.50-   $13.00        664,650                                                       269,439
==============================================================================   ================================

         Options exercisable at December 29, 1996 and December 31, 1995 had weighted average exercise prices of $6.02 and $4.94, respectively.
         In 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.04%, 6.85% and 6.43%; no annual dividend yield; volatility factors of .3619,
 .3812 and .3849 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                Years Ended
-------------------------------------------------------------------------------------------------------------------
                                                           DECEMBER 28            December 29         December 31
                                                              1997                   1996                1995
-------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                 $(6,503,000)           $7,009,000         $4,889,000
Pro forma earnings per share
     Basic                                                  $     (1.20)           $     1.32         $      .93
     Diluted                                                $     (1.20)           $     1.23         $      .89

         The weighted average fair value per share for options granted during 1997, 1996 and 1995 was $4.09, $6.27 and $6.05, respectively.
         The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company's common stock are available for issuance. Shares issued under the plan totaled 15,760, 19,014 and 21,355, in 1997, 1996, and 1995, respectively.
         The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $113,000, $67,000 and $61,000 in 1997, 1996 and 1995, respectively.
         The Company has a Savings Incentive and Salary Deferral Plan under
Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant's salary, the Company makes a minimum 10% matching contribution to the plan. The Company's matching contribution for 1997 totaled $22,000, or 25% of eligible participant contributions. For 1996 and 1995, the Company made a 20% matching contribution to the plan and recognized expense of $24,000 and $23,000, respectively.

NOTE I - EMPLOYEE STOCK OWNERSHIP PLAN

         In 1992, the Company established an Employee Stock Ownership Plan
(ESOP) by purchasing 457,055 shares of Company common stock from the Massey Company, a trust created by the late Jack C. Massey, the Company's former Board Chairman, and the Jack C. Massey Foundation at $3.75 per share for an aggregate purchase price of $1,714,000. The Company funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. The note receivable from the ESOP has been reported as a reduction from the Company's stockholders' equity. Terms of the original ESOP note called for repayment in ten annual principal payments of approximately $172,000 plus interest on the outstanding principal balance at an annual rate of 9%. The Company made a contribution to the ESOP in 1995, allowing the ESOP to make its scheduled loan repayment to the Company and resulting in net compensation expense to the Company of $172,000 with a corresponding reduction in the ESOP note receivable. Due to the sale of its Wendy's restaurant operations, the Company elected not to make a contribution to the ESOP in 1996. As a result, no ESOP expense was reflected for that year.
         In 1997, the Company modified its loan to the ESOP and made a contribution to the ESOP, allowing the ESOP to make its scheduled loan repayment to the Company. This contribution resulted in net compensation expense to the Company of $85,000, with a corresponding reduction in the ESOP note receivable. The terms of the modified ESOP note call for interest at an annual rate of 10% and for repayment of the ESOP note's remaining principal in annual amounts ranging from $122,000 to $197,000 over the period 1998 through 2003.

         All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant's account to vest. Allocation of stock is made to participants' accounts as the ESOP's loan is repaid and is in proportion to each participant's compensation for each year. Shares allocated under the ESOP were 229,606 and 182,822 at December 28, 1997 and December 29, 1996, respectively.
         For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

NOTE J - SHAREHOLDER RIGHTS PLAN

         The Company's Board of Directors has adopted a shareholder rights plan to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.
         The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of common stock) one-hundredth of a share of no par value Series A Junior Preferred (a "Unit") at an exercise price of $12.00 per Unit. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 1999. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

NOTE K - COMMITMENTS AND CONTINGENCIES

         As a result of the disposition of its Wendy's operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eighteen years. The total amount of lease payments remaining on these leases at December 28, 1997 was approximately $5.7 million. In connection with the sale of its Mrs. Winner's Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real and personal property leases with remaining terms of one to eight years. The total amount of lease payments remaining on these leases at December 28, 1997, was approximately $2.7 million. Additionally, in connection with the previous disposition of certain other Wendy's restaurant operations, primarily the southern California Wendy's restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of two to nine years. The total amount of lease payments remaining on these leases as of December 28, 1997, was approximately $1.5 million.
         The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE L - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities included the following:

                                                             DECEMBER 28           December 29
                                                                 1997                 1996
--------------------------------------------------------------------------------------------------
Taxes, other than income taxes                                 $961,000            $  802,000
Salaries and wages                                              324,000               322,000
Insurance                                                       905,000               754,000
Interest                                                        120,000               120,000
Wendy's disposition accruals                                    527,000             2,029,000
Other                                                           211,000             1,996,000
--------------------------------------------------------------------------------------------------
                                                             $3,048,000            $6,023,000
==================================================================================================

NOTE M - BUSINESS SEGMENTS

         For the years ended December 28, 1997, December 29, 1996, and December 31, 1995, retail food operations constituted a dominant segment in accordance with SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise".

                         QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 28, 1997, and December 29, 1996 (dollars in thousands, except per share amounts):

                                                                  1997 QUARTERS ENDED
-------------------------------------------------------------------------------------------------------------------
                                                  MARCH 30(1)      JUNE 29(1)      SEPTEMBER 28(1)   DECEMBER 28
-------------------------------------------------------------------------------------------------------------------
Net sales                                           $14,032         $13,459             $14,143        $15,504
Income from restaurant operations                     1,714           1,416               1,094            890
Net income                                          $  (712)(2)     $   (45)(3)         $  (599)(4)    $(4,635)(5)
Basic earnings per share:
     Income (loss) before accounting change         $   .03         $  (.01)            $  (.11)       $  (.85)
     Cumulative effect of change in accounting
         principle                                     (.16)              -                   -              -
-------------------------------------------------------------------------------------------------------------------
     Net loss                                       $  (.13)        $  (.01)            $  (.11)       $  (.85)
===================================================================================================================

Diluted earnings per share:
     Income (loss) before accounting change        $    .03       $    (.01)          $    (.11)     $    (.85)
     Cumulative effect of change in accounting
         principle                                     (.16)              -                   -              -
-------------------------------------------------------------------------------------------------------------------
     Net loss                                      $   (.13)       $   (.01)           $   (.11)     $    (.85)
===================================================================================================================


                                                                  1996 Quarters Ended
-------------------------------------------------------------------------------------------------------------------
                                                 March 31           June 30       September 29       December 29
-------------------------------------------------------------------------------------------------------------------
Net sales                                           $21,687         $23,369             $25,584          $20,239
Income from restaurant operations                     2,792           3,233               3,812            2,379
Net income                                              306             525                 370(6)         6,007(7)
Basic earnings per share                            $   .06         $   .10             $   .07          $  1.13
Diluted earnings per share                          $   .06         $   .10             $   .07          $   .98


(1) Restated to reflect the change in the Company's accounting policy for pre-opening costs to expense them as incurred effective with the beginning of fiscal 1997.
(2) Includes an $885 charge to earnings to reflect the cumulative effect of the change in the Company's accounting policy for pre-opening costs to expense them as incurred.
(3) Includes pretax gain of $369 related to disposal of Wendy's restaurant operations in 1996.
(4) Includes pretax gain of $300 related to disposal of Wendy's restaurant operations in 1996.
(5) Includes deferred tax expense of $2,393 related to an adjustment of the Company's beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Account Standards (SFAS) No.
    109.
(6) Includes expenses of $542 related to the disposal of Wendy's restaurant operations. Also includes no depreciation for the Wendy's restaurants, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", a reduction in expense of $542.
(7) Includes pretax gain of $9,942 related to disposal of Wendy's restaurant operations. Also includes no depreciation for the Wendy's restaurants, a reduction in expense of $316, and an additional $458 in pre-opening expense related to a change in the amortization period for such costs, from 24 months to 12 months, during the fourth quarter of 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required under this item with respect to directors of the Company is incorporated herein by reference to the "Proposal No. 1: Election of Directors" section and the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 19, 1998. (See also "Executive Officers of the Company" under Part I of this Form 10-K.)

ITEM 11.  EXECUTIVE COMPENSATION

   The information required under this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 19, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required under this item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 19, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 19, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)          See Item 8.
      (a)(2) The information required under Item 14, subsection (a)(2) is set forth in a supplement filed as part of this report beginning on page F-1.

 (a)(3) Exhibits:

     (3)(a)(1) Charter (Exhibit 3(a) of the Registrant's Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

     (3)(a)(2)        Amendment to Charter dated February 7, 1997 (Exhibit
                      (3)(a)(2) of the Registrant's Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

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

      (10)(f) Asset Purchase Agreement dated October 25, 1996 by and between VCE Restaurants, Inc., Volunteer Capital Corporation and Wendy's International, Inc. (Exhibit 10.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference).

      (10)(g) Amended and restated secured promissory note dated November 21, 1997 from the J. Alexander's Corporation Employee Stock Ownership Trust to Registrant.

      (10)(h) Amendment to Loan Agreement dated March 27, 1998, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and NationsBank of Tennessee, N.A.

      (10)(i)         Line of Credit note dated March 27, 1998, by and between
                      J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and NationsBank of Tennessee, N.A.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      (10)(j) Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 10, 1994, is incorporated herein by reference).

      (10)(k) Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

      (10)(l) 1982 Incentive Stock Option Plan (incorporated by reference to pages B-1 through B-6 of Registration Statement No 2-78140).

      (10)(m) Amended and restated 1982 Employee Stock Purchase Plan (incorporated by reference from the Registrant's Current Report on Form 8-K filed March 29, 1996).

      (10)(n) 1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1985, and Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 11, 1993.)

      (10)(o) 1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

      (10)(p) 1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

      (10)(q) Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

       (18) Letter from Independent Auditors addressing the Company's change of accounting principle related to pre-opening costs.

       (21)           List of subsidiaries of Registrant.

       (23)           Consent of Independent Auditors.

(b)  Reports on Form 8-K:

     During the quarter ended December 28, 1997, the Company filed no reports on Form 8-K.

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

                                           J. ALEXANDER'S CORPORATION


Date      3/27/98
      ---------------
                                           By: /s/Lonnie J. Stout II
                                           ---------------------------------
                                           Lonnie J. Stout II
                                           Chairman, President and Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                   Capacity                                    Date
              ----                                   --------                                    ----


/s/Lonnie J. Stout II                Chairman, President, Chief Executive Officer               3/27/98
---------------------------------      and Director
   Lonnie J. Stout II



/s/R. Gregory Lewis                  Vice President and Chief Financial Officer                 3/27/98
---------------------------------      (Principal Financial Officer)
   R. Gregory Lewis



/s/Mark A. Parkey                    Controller
---------------------------------      (Principal Accounting Officer)                           3/27/98
   Mark A. Parkey



/s/Earl Beasley, Jr.                 Director                                                    3/27/98
---------------------------------
   Earl Beasley, Jr.



/s/E. Townes Duncan                  Director                                                   3/27/98
---------------------------------
   E. Townes Duncan



                                     Director
---------------------------------
   Garland G. Fritts



/s/John L.M. Tobias                  Director                                                   3/27/98
---------------------------------
   John L.M. Tobias

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(A)(2), (C) AND (D)

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                       FISCAL YEAR ENDED DECEMBER 28, 1997

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

             COL. A                                           COL. B                  COL. C                  COL. D       COL. E
             ------                                        ----------        ---------------------------    ----------    ---------
                                                                                    Additions

                                                            Balance at       Charged to       Charged to                  Balance
                                                            Beginning        Costs and     Other Accounts   Deductions-    at End
            Description                                     of Period         Expenses        Describe       Describe     of Period
            -----------                                     ---------         --------        --------       --------     ---------

Year ended December 28, 1997:
   Valuation allowance for deferred tax assets                  $0          $3,865,000(1)        $0              $0     $3,865,000

Year ended December 29, 1996:
   Valuation allowance for deferred tax assets                  $0               $0              $0              $0         $0

Year ended December 31, 1995:
   Valuation allowance for deferred tax assets               $3,071,000          $0              $0         $3,071,000(2)   $0



(1) Includes a $2,393,000 increase to the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a 100% valuation allowance, after making allowance for $400,000 in estimated refunds available through carryback of net operating losses generated in 1997, was appropriate as of December 28, 1997.

(2) Includes a $2,085,000 reduction in the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a corresponding amount of the Company's deferred tax assets will be realized in future years. The remainder of the reduction results primarily from changes in the deferred tax items.

                           J. ALEXANDER'S CORPORATION

                                  EXHIBIT INDEX


Reference Number
per Item 601 of
Regulation S-K                        Description
--------------                        -----------

     (10)(g)                          Amended and restated secured promissory note
                                      dated November 21, 1997 from the J. Alexander's
                                      Corporation Employee Stock Ownership Trust to
                                      Registrant

     (10)(h)                          Amendment to Loan Agreement dated March 27, 1998,
                                      by and between J. Alexander's Corporation, J.
                                      Alexander's Restaurants, Inc. and NationsBank of
                                      Tennessee, N.A.

     (10)(i)                          Line of Credit note dated March 27, 1998, by and
                                      between J. Alexander's Corporation, J. Alexander's
                                      Restaurants, Inc. and NationsBank of Tennessee, N.A.

     (18)                             Letter from Ernst & Young LLP, independent auditors,
                                      addressing the Company's change of accounting
                                      principle related to pre-opening costs.

     (21)                             List of subsidiaries of Registrant.

     (23)                             Consent of Ernst & Young LLP, independent auditors

     (27)                             Financial Data Schedule (FOR SEC USE ONLY)