Form 10-Q
period 1998-03-29
ALEXANDERS J CORP
filed 1998-05-13
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

For quarterly period ended         March 29, 1998
                           ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________.

Commission file number               1-8766
                       ----------------------------------------------------

                           J. ALEXANDER'S CORPORATION
             ------------------------------------------------------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

       Common Stock Outstanding - 5,421,298 shares at May 11, 1998.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                    MARCH 29   December 28
                                                                      1998        1997
                                                                  -----------  -----------
                                                                  (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents .................................      $   916      $   134
   Accounts and notes receivable, including current portion of
     direct financing leases .................................          160          241
   Inventories ...............................................          697          689
   Deferred income taxes .....................................          400          400
   Prepaid expenses and other current assets .................          474          387
   Net assets held for disposal ..............................          156          156
                                                                    -------      -------
     TOTAL CURRENT ASSETS ....................................        2,803        2,007

OTHER ASSETS .................................................        1,108        1,167

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $8,183 and $7,322 at
   March 29, 1998, and December 28, 1997, respectively .......       61,170       60,573

DEFERRED CHARGES, less amortization ..........................          652          674
                                                                    -------      -------

                                                                    $65,733      $64,421
                                                                    =======      =======

                                                                           MARCH 29     December 28
                                                                             1998           1997
                                                                           --------     -----------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................      $  3,748       $  3,573
   Accrued expenses and other current liabilities ...................         3,990          3,048
   Current portion of long-term debt and obligations under
     capital leases .................................................         1,918          1,922
                                                                           --------       --------
     TOTAL CURRENT LIABILITIES ......................................         9,656          8,543

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................        21,524         20,231

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS ....................           662            652

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,421,298 and 5,421,538 shares at
     March 29, 1998, and December 28, 1997, respectively ............           272            272
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................            --             --
   Additional paid-in capital .......................................        29,909         29,909
   Retained earnings ................................................         4,653          5,757
                                                                           --------       --------
                                                                             34,834         35,938

   Note receivable - Employee Stock Ownership Plan ..................          (943)          (943)
                                                                           --------       --------
     TOTAL STOCKHOLDERS' EQUITY .....................................        33,891         34,995
                                                                           --------       --------

                                                                           $ 65,733       $ 64,421
                                                                           ========       ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Quarter Ended
                                                                  -------------
                                                             MARCH 29       March 30
                                                               1998           1997
                                                             --------       --------
Net sales .............................................      $ 17,512       $ 14,032

Costs and expenses:
   Cost of sales ......................................         6,192          4,759
   Restaurant labor and related costs .................         5,965          4,442
   Depreciation and amortization of restaurant property
     and equipment ....................................           853            642
   Other operating expenses ...........................         3,364          2,475
                                                             --------       --------
     Total restaurant operating expenses ..............        16,374         12,318
                                                             --------       --------
Income from restaurant operations .....................         1,138          1,714
General and administrative expenses ...................         1,495          1,158
Pre-opening expense ...................................           311            220
                                                             --------       --------
Operating income (loss) ...............................          (668)           336
                                                             --------       --------
Other income (expense):
   Interest expense ...................................          (418)          (247)
   Interest income ....................................            --            116
   Other, net .........................................           (18)            22
                                                             --------       --------
     Total other income (expense) .....................          (436)          (109)
                                                             --------       --------

Income (loss) before income taxes .....................        (1,104)           227
Income tax provision ..................................            --             54
                                                             --------       --------
Income (loss) before cumulative effect of change in
   accounting principle ...............................        (1,104)           173
Cumulative effect of change in accounting principle ...            --           (885)
                                                             --------       --------
Net loss ..............................................      $ (1,104)      $   (712)
                                                             ========       ========

Basic earnings per share:
   Income (loss) before accounting change .............      $   (.20)      $    .03
   Cumulative effect of change in accounting principle             --           (.16)
                                                             --------       --------
   Net loss ...........................................      $   (.20)      $   (.13)
                                                             ========       ========

Diluted earnings per share:
   Income (loss) before accounting change .............      $   (.20)      $    .03
   Cumulative effect of change in accounting principle             --            (16)
                                                             --------       --------
   Net loss ...........................................      $   (.20)      $   (.13)
                                                             ========       ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)


                                                                  Quarter Ended
                                                             MARCH 29       March 30
                                                               1998           1997
                                                             --------       --------
Net cash provided (used) by operating activities .......      $ 1,034       $   (231)

Net cash (used) by investing activities:
   Purchase of property and equipment ..................       (1,613)        (4,206)
   Other investing activities ..........................           72            (11)
                                                              -------       --------
                                                               (1,541)        (4,195)

Net cash provided by financing activities:
   Payments on debt and obligations under capital leases          (15)           (13)
   Proceeds under bank line of credit agreement.........        6,476             --
   Payments under bank line of credit agreement.........       (5,172)            --
   Other financing activities ..........................           --            232
                                                              -------       --------
                                                                1,289            219

Increase (decrease) in Cash and Cash Equivalents .......          782         (4,207)

Cash and cash equivalents at beginning of period .......          134         12,549
                                                              -------       --------

Cash and Cash Equivalents at End of Period .............      $   916       $  8,342
                                                              =======       ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1998 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.


NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

         In connection with the sale of its Wendy's restaurants in 1996, the Company established various accruals for termination benefits and other costs associated with its exit from the Wendy's business. At March 29, 1998, the Company continues to maintain accruals related to the exit of the Wendy's business totaling $474,000.

NOTE C - PRE-OPENING COSTS

         Effective with the beginning of fiscal 1997, the Company changed its method of accounting for pre-opening costs from amortizing such costs over 12 months subsequent to the restaurant's opening date to expensing these costs as incurred and recorded the cumulative effect of this change in accounting principle resulting in an after tax charge of $885,000 ($.16 per share) in the first quarter of fiscal 1997, as restated. The impact of this change in the first quarter of fiscal 1997, in addition to the cumulative effect, was to decrease the net loss by $110,000 ($.02 per share). The Company believes expensing pre-opening costs as incurred is preferable because the future economic benefits resulting from costs of pre-opening activities have indeterminate lives and, therefore, any related amortization periods would be arbitrary.

NOTE D - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                            Quarter Ended
                                                               MARCH 29      March 30
                                                                 1998          1997
                                                               --------      --------
NUMERATOR:
Income (loss) before cumulative effect of change in
     accounting principle ...............................      $(1,104)      $   173
Cumulative effect of change in accounting principle .....           --          (885)
                                                               -------       -------
Net loss (numerator for basic earnings per share) .......       (1,104)         (712)
Effect of dilutive securities ...........................           --            --
                                                               -------       -------
Net loss after assumed conversions (numerator for diluted
     earnings per share) ................................      $(1,104)      $  (712)
                                                               =======       =======

DENOMINATOR:
Weighted average shares (denominator for basic earnings
     per share) .........................................        5,421         5,356
Effect of dilutive securities:
     Employee stock options .............................           --           139
                                                               -------       -------
Adjusted weighted average shares and assumed conversions
     (denominator for diluted earnings per share) .......        5,421         5,495
                                                               =======       =======

Basic earnings per share:
     Income (loss) before accounting change .............      $  (.20)      $   .03
     Cumulative effect of change in accounting principle            --          (.16)
                                                               -------       -------
     Net loss ...........................................      $  (.20)      $  (.13)
                                                               =======       =======

Diluted earnings per share:
     Income (loss) before accounting change .............      $  (.20)      $   .03
     Cumulative effect of change in accounting principle            --          (.16)
                                                               -------       -------
     Net loss ...........................................      $  (.20)      $  (.13)
                                                               =======       =======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net loss for the quarter ended March 29, 1998, all 662,650 options outstanding were excluded from the computation of diluted earnings per share. For the quarter ended March 30, 1997, options to purchase 235,850 shares of common stock, ranging in price from $9.75 to $13.00, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE E: COMPREHENSIVE INCOME

         As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's results of operations or shareholders' equity. During the first quarter of 1998 and 1997, total comprehensive income amounted to losses of $1,104,000 and $712,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                                         Quarter Ended
                                                                    MARCH 29       March 30
                                                                      1998           1997
                                                                    --------       --------
Net sales ....................................................        100.0%         100.0%
Costs and expenses:
     Cost of sales ...........................................         35.4           33.9
     Restaurant labor and related costs ......................         34.1           31.7
     Depreciation and amortization of restaurant property and
         equipment ...........................................          4.9            4.6
     Other operating expenses ................................         19.2           17.6
                                                                    -------        -------
         Total restaurant operating expenses .................         93.5           87.8

Income from restaurant operations ............................          6.5           12.2

General and administrative expenses ..........................          8.5            8.3
Pre-opening expense ..........................................          1.8            1.6
                                                                    -------        -------
Operating income (loss) ......................................         (3.8)           2.4

Other income (expense):
     Interest expense ........................................         (2.4)          (1.8)
     Interest income .........................................           --            0.8
     Other, net ..............................................         (0.1)           0.2
                                                                    -------        -------
         Total other income (expense) ........................         (2.5)          (0.8)

Income (loss) before income taxes ............................         (6.3)           1.6
Income tax provision .........................................           --            0.4
                                                                    -------        -------
Income (loss) before cumulative effect of change in accounting
     principle ...............................................         (6.3)           1.2
Cumulative effect of change in accounting principle ..........           --           (6.3)
                                                                    -------        -------
Net loss .....................................................         (6.3)%         (5.1)%
                                                                    =======        =======

Restaurants open at end of period ............................           19             14
                                                                    =======        =======

Weighted average weekly sales per restaurant:
     All restaurants .........................................      $73,900        $77,100
     Same store restaurants ..................................       76,900         77,100

NET SALES

         Net sales increased $3,480,000, or 24.8%, for the first quarter of 1998, as compared to the same period of 1997, due to the opening of new restaurants. Same store sales, which include comparable sales for the 14 restaurants open for more than 12 months, decreased by .3% for the quarter. Weighted average weekly sales for all restaurants declined by 4.2% as compared to the first quarter of 1997 primarily as a result of lower sales volumes in new restaurants.

         Sales volumes in several of the Company's restaurants, including three opened in 1997, are currently below management's expectations. The Company has undertaken a number of initiatives to improve sales in these restaurants and most of them are currently showing positive sales trends. Steps taken to improve sales include increased emphasis on improving service levels to the very high standards set by the Company and the implementation of operational systems designed to provide quicker service and increase table turns. A menu price increase of approximately 3% was implemented in March of 1998 and a similar increase is planned for May 1998. Same store sales have continued to strengthen in the second quarter and were up approximately 2% for the month of April.

COSTS AND EXPENSES

         Restaurant costs and expenses increased to 93.5% of net sales for the first quarter of 1998, compared to 87.8% for the corresponding quarter of 1997, primarily due to the effects of new restaurant openings as described above. Consequently, restaurant operating income as a percentage of sales decreased to 6.5% from 12.2%. Restaurant operating income for the 1998 same store group of 14 restaurants decreased to 11.3% of sales in 1998 from 12.2% in the first quarter of 1997. An increase in the other operating expenses category accounted for most of the decrease in the same store operating margin, which was attributable to increases in repair and maintenance expenditures, property taxes and certain other expenses.

         Because of the high level of costs necessary to deliver and sustain the high levels of food quality, service and ambiance which are components of the J. Alexander's concept, management believes that it is critical that sales be improved significantly in a number of the Company's restaurants in order to achieve an acceptable level of profitability. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include management training costs and all other costs above the restaurant level, were 8.5% of sales for the first quarter of 1998, compared to 8.3% of sales for the same period of the prior year. Relocation of restaurant management personnel and increased corporate office rent resulting from the expiration and renegotiation of the Company's office space lease in mid-1997 were two of the primary factors contributing to this increase. General and administrative expenses are not expected to increase significantly for the remainder of 1998 and, as a percentage of sales, are expected to be below the 1997 level for the remainder of the year.

PRE-OPENING EXPENSE

         In 1997 the Company changed its accounting policy for pre-opening costs to expense them as incurred, rather than deferring and amortizing them over a period of 12 months from each restaurant's opening. This change was effective as of the beginning of 1997 and resulted in a charge of $885,000 in the first quarter of 1997 to record its cumulative effect. The increase in pre-opening expense in the first quarter of 1998 compared to the first quarter of 1997, as restated to reflect the new accounting policy, was due to the timing of restaurant openings and related costs in the respective periods.

OTHER INCOME (EXPENSE)

         Interest expense increased by $171,000 during the first quarter of 1998 compared to the same period of the prior year due to the use of the Company's line of credit to fund development of new restaurants in 1997 and due to lower amounts of capitalized interest resulting from the Company's lower new unit development rate for 1998.

         There was no interest income for the first quarter of 1998 compared to $116,000 for the same period of 1997 due to the use in 1997 of the remaining proceeds from the Company's Wendy's divestiture in 1996 to fund a portion of the cost of developing new J. Alexander's restaurants.

INCOME TAXES

         No income tax benefit was recorded on the pre-tax loss for the first quarter of 1998 as management was unable to conclude that it was more likely than not that the carryforwards generated by this and previous losses would be realized. A tax provision of 23.8% of pre-tax income was recorded for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1998, the Company had cash flow from operations of $1,034,000 as compared to a cash flow deficit from operations of $231,000 in the first quarter of 1997. Cash and cash equivalents increased from $134,000 at year end 1997 to $916,000 at March 29, 1998.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, on June 1, 1998, the Company will be required to meet an annual sinking fund payment of approximately $1,875,000 in connection with its Convertible Subordinated Debentures, a portion of which will be satisfied through the delivery of bonds purchased in the open market subsequent to the end of the first quarter.

         The Company opened one new restaurant in March of 1998 and plans to open one additional restaurant during the year. Capital expenditures for the first quarter of 1998 were $1,487,000. For the full year, management estimates that capital expenditures will be $4 million to $6 million, the variance depending primarily on the amount, if any, expended for restaurants to be opened in 1999.

         The Company maintains a bank line of credit which is expected to be used as the Company's primary means for funding of capital expenditures in 1998 and 1999 and which will also provide liquidity for meeting working capital or other needs. At March 29, 1998, borrowings outstanding under this line of credit were approximately $7,500,000. As a result of the reduction in the Company's plans for new restaurant development, the Company's loan agreement was amended in March of 1998 to reduce the commitment amount from $30 million to $20 million. In addition, because the Company would not have complied with one of the covenants in the credit agreement, that covenant was deleted. In its place, the Company and the bank lender agreed on certain new covenants which require the Company to achieve specified results of operations and specified levels of EBITDA (earnings before interest, taxes, depreciation and amortization) to senior debt. Based on the Company's current assessment of its business, the Company believes it will comply with those new covenants. The amendments to the credit agreement contain certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restrict the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit following the execution of the amendment will be LIBOR plus three percent. The line of credit was extended through July 1, 2000 and includes an option to convert outstanding borrowings to a term loan at that time. The Company believes that amounts available for borrowing under the line of credit will be sufficient to fund the development of J. Alexander's restaurants for 1998 and 1999.

FORWARD-LOOKING STATEMENTS

         Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company's ability to increase sales in certain of its restaurants; the Company's ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; changes in consumer tastes; and government regulations.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit (27) Financial Data Schedule (for SEC use only)

        (b) No reports on Form 8-K were filed for the quarter ended March 29, 1998.

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

                           J. ALEXANDER'S CORPORATION




                           /s/ Lonnie J. Stout II
                           -----------------------------------------------
                           Lonnie J. Stout II
                           Chairman, President and Chief Executive Officer




                           /s/ R. Gregory Lewis
                           -----------------------------------------------
                           R. Gregory Lewis
                           Vice-President and Chief Financial Officer






Date: May 12, 1998

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit No.                                               Page No.
-----------                                               --------
    (27)          Financial Data Schedules            (For SEC Use Only)