Form 10-Q
period 1998-06-28
ALEXANDERS J CORP
filed 1998-08-12
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934

For quarterly period ended         June 28, 1998
                           ---------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to ________________ .

Commission file number         1-8766
                       ----------------------

                           J. ALEXANDER'S CORPORATION
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

                                  (615)269-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

       Common Stock Outstanding - 5,431,354 shares at August 11, 1998.


Page 1 of 15 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                  JUNE 28            December 28
                                                                                   1998                 1997
                                                                                 --------             --------
                                                                                (Unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................................            $    826             $    134
   Accounts and notes receivable, including current portion of
     direct financing leases ........................................                 116                  241
   Inventories ......................................................                 745                  689
   Deferred income taxes ............................................                 400                  400
   Prepaid expenses and other current assets ........................                 414                  387
   Net assets held for disposal .....................................                 156                  156
                                                                                 --------             --------
     TOTAL CURRENT ASSETS ...........................................               2,657                2,007

OTHER ASSETS ........................................................                 916                1,167

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $9,082 and $7,322 at
   June 28, 1998, and December 28, 1997, respectively ...............              61,327               60,573

DEFERRED CHARGES, less amortization .................................                 626                  674
                                                                                 --------             --------
                                                                                 $ 65,526             $ 64,421
                                                                                 ========             ========

                                                                                  JUNE 28            December 28
                                                                                   1998                 1997
                                                                                 --------             --------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................            $  3,611             $  3,573
   Accrued expenses and other current liabilities ...................               3,459                3,048
   Current portion of long-term debt and obligations under
     capital leases .................................................               1,926                1,922
                                                                                 --------             --------
     TOTAL CURRENT LIABILITIES ......................................               8,996                8,543

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................              22,324               20,231

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS ....................                 680                  652

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,421,354 and 5,421,538 shares at
     June 28, 1998, and December 28, 1997, respectively .............                 272                  272
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................                  --                   --
   Additional paid-in capital .......................................              29,909               29,909
   Retained earnings ................................................               4,288                5,757
                                                                                 --------             --------
                                                                                   34,469               35,938

   Note receivable - Employee Stock Ownership Plan ..................                (943)                (943)
                                                                                 --------             --------
     TOTAL STOCKHOLDERS' EQUITY .....................................              33,526               34,995
                                                                                 --------             --------

                                                                                 $ 65,526             $ 64,421
                                                                                 ========             ========







See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Six Months Ended                 Quarter Ended
                                                -----------------------         ------------------------
                                                JUNE 28         June 29         JUNE 28         June 29
                                                  1998            1997            1998            1997
                                                --------        --------        --------        --------
Net sales ...............................       $ 35,607        $ 27,491        $ 18,095        $ 13,459

Costs and expenses:
   Cost of sales ........................         12,510           9,264           6,318           4,505
   Restaurant labor and related costs ...         11,969           8,825           6,004           4,383
   Depreciation and amortization of
     restaurant property and equipment ..          1,778           1,307             925             665
   Other operating expenses .............          6,747           4,965           3,383           2,490
                                                --------        --------        --------        --------
     Total restaurant operating expenses          33,004          24,361          16,630          12,043
                                                --------        --------        --------        --------
Income from restaurant operations .......          2,603           3,130           1,465           1,416
General and administrative expenses .....          2,783           2,487           1,288           1,329
Pre-opening expense .....................            364             610              53             390
Gain on Wendy's disposition .............             --             369              --             369
                                                --------        --------        --------        --------
Operating income (loss) .................           (544)            402             124              66
                                                                --------        --------        --------
Other income (expense):
   Interest expense .....................           (907)           (460)           (489)           (213)
   Interest income ......................             --             173              --              57
   Other, net ...........................            (18)             42              --              20
                                                --------        --------        --------        --------
     Total other income (expense) .......           (925)           (245)           (489)           (136)
                                                --------        --------        --------        --------

Income (loss) before income taxes .......         (1,469)            157            (365)            (70)
Income tax provision (benefit) ..........             --              29              --             (25)
                                                --------        --------        --------        --------
Income (loss) before cumulative effect
   of change in accounting principle ....         (1,469)            128            (365)            (45)
Cumulative effect of change in
   accounting principle .................             --            (885)             --              --
                                                --------        --------        --------        --------
Net loss ................................       $ (1,469)       $   (757)       $   (365)       $    (45)
                                                ========        ========        ========        ========

Basic earnings per share:
   Income (loss) before accounting change       $   (.27)       $    .02        $   (.07)       $   (.01)
   Cumulative effect of change in
     accounting principle ...............             --            (.16)             --              --
                                                --------        --------        --------        --------
   Net loss .............................       $   (.27)       $   (.14)       $   (.07)       $   (.01)
                                                ========        ========        ========        ========

Diluted earnings per share:
   Income (loss) before accounting change       $   (.27)       $    .02        $   (.07)       $   (.01)
   Cumulative effect of change in
     accounting principle ...............             --            (.16)             --              --
                                                --------        --------        --------        --------
   Net loss .............................       $   (.27)       $   (.14)       $   (.07)       $   (.01)
                                                ========        ========        ========        ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)


                                                                  Six Months Ended
                                                               ------------------------
                                                               JUNE 28         June 29
                                                                 1998            1997
                                                               --------        --------

Net cash provided (used) by operating activities .......       $  1,079        $   (250)

Net cash (used) by investing activities:
   Purchase of property and equipment ..................         (2,793)         (9,068)
   Other investing activities ..........................            309              23
                                                               --------        --------
                                                                 (2,484)         (9,045)

Net cash provided by financing activities:
   Payments on debt and obligations under capital leases         (1,893)            (26)
   Proceeds under bank line of credit agreement ........         15,326              --
   Payments under bank line of credit agreement ........        (11,337)             --
   Other financing activities ..........................              1             382
                                                               --------        --------
                                                                  2,097             356

Increase (decrease) in Cash and Cash Equivalents .......            692          (8,939)

Cash and cash equivalents at beginning of period .......            134          12,549
                                                               --------        --------

Cash and Cash Equivalents at End of Period .............       $    826        $  3,610
                                                               ========        ========





See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1998 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.

NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

         In connection with the sale of its Wendy's restaurants in 1996, the Company established various accruals for termination benefits and other costs associated with its exit from the Wendy's business. At June 28, 1998, the Company continues to maintain accruals related to the exit of the Wendy's business totaling $266,000.

NOTE C - PRE-OPENING COSTS

         Effective with the beginning of fiscal 1997, the Company changed its method of accounting for pre-opening costs from deferring these costs and amortizing them over 12 months subsequent to the restaurant's opening date to expensing these costs as incurred and recorded the cumulative effect of this change in accounting principle resulting in an after tax charge of $885,000 ($.16 per share) in the first quarter of fiscal 1997, as restated. In addition to the cumulative effect, the impact of this change was to decrease the net loss by $110,000 ($.02 per share) for the first quarter of 1997, while increasing pre-opening expense for the second quarter of 1997 by $84,000 ($.01 per share).

NOTE D - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                          Six Months Ended              Quarter Ended
                                                               ----------------------       -----------------------
                                                               JUNE 28        June 29       JUNE 28        June 29
                                                                1998           1997           1998           1997
                                                               -------        -------        -------        -------
NUMERATOR:
Income (loss) before cumulative effect of change
     in accounting principle ...........................       $(1,469)       $   128        $  (365)       $   (45)
Cumulative effect of change in accounting principle ....            --           (885)            --             --
                                                               -------        -------        -------        -------
Net loss (numerator for basic earnings per share) ......        (1,469)          (757)          (365)           (45)
Effect of dilutive securities ..........................            --             --             --             --
                                                               -------        -------        -------        -------
Net loss after assumed conversions (numerator for
     diluted earnings per share) .......................       $(1,469)       $  (757)       $  (365)       $   (45)
                                                               =======        =======        =======        =======

DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) ...............................         5,421          5,381          5,421          5,422
Effect of dilutive securities:
     Employee stock options ............................            --            123             --             --
                                                               -------        -------        -------        -------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) ........................................         5,421          5,504          5,421          5,422
                                                               =======        =======        =======        =======

Basic earnings per share:
     Income (loss) before accounting change ............       $  (.27)       $   .02        $  (.07)       $  (.01)
     Cumulative effect of change in accounting principle            --           (.16)            --             --
                                                               -------        -------        -------        -------
     Net loss ..........................................       $  (.27)       $  (.14)       $  (.07)       $  (.01)
                                                               =======        =======        =======        =======

Diluted earnings per share:
     Income (loss) before accounting change ............       $  (.27)       $   .02        $  (.07)       $  (.01)
     Cumulative effect of change in accounting principle            --           (.16)            --             --
                                                               -------        -------        -------        -------
     Net loss ..........................................       $  (.27)       $  (.14)       $  (.07)       $  (.01)
                                                               =======        =======        =======        =======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the six months ended June 29, 1997, options to purchase 241,000 shares of common stock, ranging in price from $8.75 to $13.00, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Due to the net losses incurred during the first six months of 1998, as well as the second quarter of both 1998 and 1997, all outstanding options were excluded from the computation of diluted earnings per share for these periods. Options for the purchase of 645,000 shares of common stock were outstanding at June 28, 1998, compared with 482,000 outstanding at June 29, 1997.

NOTE E - COMPREHENSIVE INCOME

         As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's results of operations or stockholders' equity. During the first six months of 1998 and 1997, total comprehensive income amounted to losses of $1,469,000 and $757,000, respectively. For the second quarter of 1998 and 1997, comprehensive income amounted to losses of $365,000 and $45,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                         Six Months Ended                 Quarter Ended
                                                    -------------------------       -------------------------
                                                      JUNE 28        June 29         JUNE 28         June 29
                                                       1998            1997            1998            1997
                                                    ---------       ---------       ---------       ---------
Net sales ...................................           100.0%          100.0%          100.0%          100.0%
Costs and expenses:
     Cost of sales ..........................            35.1            33.7            34.9            33.5
     Restaurant labor and related costs .....            33.6            32.1            33.2            32.6
     Depreciation and amortization of
         restaurant property and equipment ..             5.0             4.8             5.1             4.9
     Other operating expenses ...............            18.9            18.1            18.7            18.5
                                                    ---------       ---------       ---------       ---------
         Total restaurant operating expenses             92.7            88.6            91.9            89.5
                                                    ---------       ---------       ---------       ---------
Income from restaurant operations ...........             7.3            11.4             8.1            10.5
General and administrative expenses .........             7.8             9.0             7.1             9.9
Pre-opening expense .........................             1.0             2.2             0.3             2.9
Gain on Wendy's disposition .................              --             1.3              --             2.7
                                                    ---------       ---------       ---------       ---------
Operating income (loss) .....................            (1.5)            1.5             0.7             0.5
                                                    ---------       ---------       ---------       ---------
Other income (expense):
     Interest expense .......................            (2.5)           (1.7)           (2.7)           (1.6)
     Interest income ........................              --             0.6              --             0.4
     Other, net .............................            (0.1)            0.2              --             0.1
                                                    ---------       ---------       ---------       ---------
         Total other income (expense) .......            (2.6)           (0.9)           (2.7)           (1.0)
                                                    ---------       ---------       ---------       ---------

Income (loss) before income taxes ...........            (4.1)            0.6            (2.0)           (0.5)
Income tax provision (benefit) ..............              --             0.1              --            (0.2)
                                                    ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of
     change in accounting principle .........            (4.1)            0.5            (2.0)           (0.3)
Cumulative effect of change in accounting
     principle ..............................              --            (3.2)             --              --
                                                    ---------       ---------       ---------       ---------
Net loss ....................................            (4.1)%          (2.8)%          (2.0)%          (0.3)%
                                                    =========       =========       ---------       ---------

Restaurants open at end of period ...........              19              15

Weighted average weekly sales per restaurant:
     All restaurants ........................       $  73,600       $  75,100       $  73,300       $  73,100
     Same store restaurants .................       $  76,600       $  75,300       $  76,400       $  73,500

NET SALES

         Net sales increased 29.5% and 34.4% for the first six months and second quarter of 1998, as compared to the same periods of 1997, due primarily to the opening of new restaurants. Same store sales, which include comparable sales for the 14 restaurants open for more than 12 months, averaged $76,600 and $76,400 per week for the first six months and second quarter of 1998, representing increases of 1.7% and 3.9% over the $75,300 and $73,500 recorded during the corresponding periods of 1997. The increase in same store sales during the 1998 periods is largely attributed to increased guest counts. Weighted average weekly sales for all restaurants, which reflect the impact of lower sales volumes in new restaurants, were $73,600 and $73,300 for the first six months and second quarter of 1998, compared to $75,100 and $73,100 for the corresponding periods in 1997.

         Sales volumes in several of the Company's restaurants are currently below management's expectations. The Company has undertaken a number of initiatives to improve sales in these restaurants and most of them continue to reflect positive sales trends noted during the first quarter of 1998. Steps taken to improve sales include increased emphasis on improving service levels to the very high standards set by the Company, the implementation of operational systems designed to provide quicker service and increase table turns, and, in selected locations, local marketing programs. Menu price increases of approximately 3% were implemented in March, May and July of 1998. Same store sales trends have continued to remain positive in the third quarter.

COSTS AND EXPENSES

         Primarily due to the performance of newer restaurants which, as discussed in previous filings, generally perform at lower sales and margin levels than more mature restaurants, restaurant costs and expenses increased to 92.7% and 91.9% of net sales for the first six months and second quarter of 1998, compared to 88.6% and 89.5% for the corresponding periods in 1997. Consequently, restaurant operating income as a percentage of sales decreased to 7.3% and 8.1% for the first six months and second quarter of 1998, compared to 11.4% and 10.5% during the same periods in 1997. Restaurant operating income for the same store group of 14 restaurants decreased to 11.5% of net sales for the first six months of 1998, down slightly from 11.7% realized during the 1997 period. For the second quarter of 1998, same store restaurant operating income totaled 11.6%, an increase from 11.1% reflected during the second quarter of 1997. A decrease in labor and related costs, due principally to favorable experience associated with the Company's workers' compensation and group insurance programs, accounted for most of the improvement in the same store operating margin for the second quarter.

         Because of the high level of fixed costs necessary to deliver and sustain the high levels of food quality, service and ambiance which are components of the J. Alexander's concept, management believes that it is critical that sales be improved significantly in a number of the Company's restaurants in order to achieve an acceptable level of profitability. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include management training costs and all other costs above the restaurant level, totaled 7.8% and 7.1% of net sales during the first six months and second quarter of 1998, down from 9.0% and 9.9% recorded during the corresponding periods of 1997. The decreases during the 1998 periods include the effects of favorable experience under the Company's workers' compensation program for the current and prior policy years which, when coupled with operating efficiencies achieved at higher sales levels, more than offset increases in management training costs, relocation costs for restaurant management personnel and corporate office rent resulting from the expiration and renegotiation of the Company's office space lease in mid-1997. General and administrative expenses as compared to the second quarter of 1998 are expected to increase somewhat for the remainder of the year but, as a percentage of sales, are expected to remain significantly below the 1997 level.

PRE-OPENING EXPENSE

         In 1997 the Company changed its accounting policy for pre-opening costs to expense them as incurred, rather than deferring and amortizing them over a period of 12 months from each restaurant's opening. This change was effective as of the beginning of 1997 and resulted in a charge of $885,000 in the first quarter of 1997 to record its cumulative effect. The decreases in pre-opening expense in the first six months and second quarter of 1998, compared to the corresponding periods of 1997, as restated to reflect the new accounting policy, were due to the timing of restaurant openings and related costs in the respective periods as well as to the reduced number of restaurants scheduled to open in the last half of 1998 as compared to 1997.

OTHER INCOME (EXPENSE)

         Interest expense increased by $447,000 and $276,000 during the first six months and second quarter of 1998 compared to the same periods of the prior year due to the use of the Company's line of credit to fund development of new restaurants and due to lower amounts of capitalized interest resulting from the Company's lower new unit development rate.

         There was no interest income for the first six months and second quarter of 1998 compared to $173,000 and $57,000 for the same periods of 1997 due to the use in 1997 of the remaining proceeds from the Company's Wendy's divestiture in 1996 to fund a portion of the cost of developing new J. Alexander's restaurants.

INCOME TAXES

         No income tax benefits were recorded on the pre-tax losses for the first six months and second quarter of 1998 as management was unable to conclude that it was more likely than not that the carryforwards generated by these and previous losses would be realized. For the 1997 periods, a tax provision of 18.5% of pre-tax income was recorded for the first six months, including a tax benefit of 35.7% of pre-tax income which was recorded for the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1998, the Company had cash flow from operations of $1,079,000 as compared to a cash flow deficit from operations of $250,000 during the first six months of 1997. Cash and cash equivalents increased from $134,000 at year end 1997 to $826,000 at June 28, 1998.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has a $1,875,000 sinking fund payment due annually on June 1 related to its Convertible Subordinated Debentures.

         The Company opened a new restaurant in Louisville, Kentucky during March 1998 and plans to open one additional restaurant in Baton Rouge, Louisiana during the third quarter of 1998. Capital expenditures for the first six months of 1998 were $2,667,000 and, for the full year, management estimates that capital expenditures will total approximately $4.5 million excluding the amounts, if any, expended for restaurants to be opened in 1999.

         The Company maintains a $20 million bank line of credit which is expected to be used as the Company's primary means for funding of capital expenditures in 1998 and 1999 and which will also provide liquidity for meeting working capital or other needs. At June 28, 1998, borrowings outstanding under this line of credit were $10,213,000. The line of credit agreement contains certain covenants which require the Company to achieve specified results of operations and specified levels of EBITDA (earnings before interest, taxes, depreciation and amortization) to senior debt. Based on the Company's current assessment of its business, the Company believes it will comply with those covenants. The credit agreement also contains limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is LIBOR plus three percent. The line of credit expires on July 1, 2000 and includes an option to convert outstanding borrowings to a term loan at that time. The Company believes that amounts available for borrowing under the line of credit will be sufficient to fund the development of J. Alexander's restaurants for 1998 and 1999.

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

PART II - OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

           (a) Annual meeting held May 19, 1998.

           (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

           (c) At the Annual Meeting conducted May 19, 1998, the shareholders voted on the election of directors. A summary of the vote is as follows:

                   Beasley           Duncan             Fritts           Stout         Tobias
                  ---------         ---------          ---------       ---------      ---------
For               4,526,505         4,528,605          4,518,005       4,499,333      4,520,115
Withhold
  Authority          87,762            85,662             96,262         114,934         94,152



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit (27)       Financial Data Schedule (for SEC use only)

          (b) No reports on Form 8-K were filed for the quarter ended June 28, 1998.

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

















Date: August 11, 1998

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit No.                                                      Page No.
-----------                                                      --------

  (27)              Financial Data Schedule                 (For SEC Use Only)