Form 10-Q
period 1998-09-27
ALEXANDERS J CORP
filed 1998-11-12
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934
For quarterly period ended         September 27, 1998
                           ---------------------------------------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to ______________________.

Commission file number               1-8766
                       --------------------------------------------------------

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

                                  (615)269-1900
                                  --------------
              (Registrant's telephone number, including area code)


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

       Common Stock Outstanding - 5,431,354 shares at November 9, 1998.


Page 1 of 17 pages.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                         SEPTEMBER 27       December 28
                                                                             1998              1997
                                                                             ----              ----
                                                                          (Unaudited)

                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents..........................................     $   981            $   134
   Accounts and notes receivable, including current portion of
     direct financing leases..........................................         131                241
   Inventories........................................................         677                689
   Deferred income taxes..............................................         400                400
   Prepaid expenses and other current assets..........................         496                387
   Net assets held for disposal.......................................         156                156
                                                                           -------            -------
     TOTAL CURRENT ASSETS.............................................       2,841              2,007

OTHER ASSETS..........................................................         874              1,167

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $10,006 and $7,322 at
   September 27, 1998, and December 28, 1997, respectively............      61,962             60,573

DEFERRED CHARGES, less amortization...................................         599                674
                                                                           -------            -------

                                                                           $66,276            $64,421
                                                                           =======            =======

                                                                                  SEPTEMBER 27       December 28
                                                                                      1998              1997
                                                                                      ----              ----
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable.............................................................      $ 3,585          $ 3,573
   Accrued expenses and other current liabilities...............................        3,370            3,048
   Current portion of long-term debt and obligations under
     capital leases.............................................................        1,922            1,922
                                                                                      -------          -------
     TOTAL CURRENT LIABILITIES..................................................        8,877            8,543

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current.................................       23,535           20,231

DEFERRED COMPENSATION AND OTHER DEFERRED CREDITS................................          700              652

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,431,354 and 5,421,538 shares at
     September 27, 1998, and December 28, 1997, respectively....................          272              272
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued.....................................................................           --               --
   Additional paid-in capital...................................................       29,930           29,909
   Retained earnings............................................................        3,905            5,757
                                                                                      -------          -------
                                                                                       34,107           35,938

   Note receivable - Employee Stock Ownership Plan.....................                  (943)            (943)
                                                                                      -------          -------
     TOTAL STOCKHOLDERS' EQUITY........................................                33,164           34,995
                                                                                      -------          -------

                                                                                      $66,276          $64,421
                                                                                      =======          =======




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Nine Months Ended                   Quarter Ended
                                                   SEPTEMBER 27    September 28      SEPTEMBER 27    September 28
                                                      1998              1997             1998            1997
                                                      ----              ----             ----            ----
Net sales...................................         $53,694          $41,634          $18,087         $14,143

Costs and expenses:
   Cost of sales............................          18,651           13,985            6,141           4,721
   Restaurant labor and related costs.......          18,002           13,639            6,033           4,814
   Depreciation and amortization of
     restaurant property and equipment......           2,707            2,049              929             742
   Other operating expenses.................          10,043            7,737            3,296           2,772
                                                     -------          -------          -------         -------
     Total restaurant operating expenses....          49,403           37,410           16,399          13,049
                                                     -------          -------          -------         -------
Income from restaurant operations...........           4,291            4,224            1,688           1,094
General and administrative expenses.........           4,065            4,058            1,282           1,571
Pre-opening expense.........................             660            1,161              296             551
Gain on Wendy's disposition.................              --              669               --             300
                                                     -------          -------          -------         -------
Operating income (loss) ....................            (434)            (326)             110            (728)
                                                     -------          -------          -------         -------
Other income (expense):
   Interest expense.........................          (1,405)            (690)            (498)           (230)
   Interest income..........................              --              186               --              13
Other, net..................................             (13)              62                5              20
                                                     -------          -------          -------         -------
     Total other expense....................          (1,418)            (442)            (493)           (197)
                                                     -------          -------          -------         -------

Loss before income taxes....................          (1,852)            (768)            (383)           (925)
Income tax benefit..........................              --             (297)              --            (326)
                                                     -------          -------          -------         -------
Loss before cumulative effect
   of change in accounting principle........          (1,852)            (471)            (383)           (599)
Cumulative effect of change in
   accounting principle.....................              --             (885)              --              --
                                                     -------          -------          -------         -------
Net loss....................................         $(1,852)         $(1,356)         $  (383)        $  (599)
                                                     =======          =======          =======         =======

Basic earnings per share:
   Loss before accounting change............         $  (.34)         $  (.09)         $  (.07)        $  (.11)
   Cumulative effect of change in
     accounting principle...................              --             (.16)              --              --
                                                     -------          -------          -------         -------
   Net loss.................................         $  (.34)         $  (.25)         $  (.07)        $  (.11)
                                                     =======          =======          =======         =======

Diluted earnings per share:
   Loss before accounting change............         $  (.34)         $  (.09)         $  (.07)        $  (.11)
   Cumulative effect of change in
     accounting principle...................              --             (.16)              --              --
                                                     -------          -------          -------         -------
   Net loss.................................         $  (.34)         $  (.25)         $  (.07)        $  (.11)
                                                     =======          =======          =======         =======

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                         Nine Months Ended
                                                                    SEPTEMBER 27     September 28
                                                                        1998              1997
                                                                        ----              ----
Net cash provided (used) by operating activities.................     $  1,635          $   (805)

Net cash (used) by investing activities:
   Purchase of property and equipment............................       (4,437)          (13,548)
   Other investing activities....................................          324               (23)
                                                                      --------          --------
                                                                        (4,113)          (13,571)

Net cash provided by financing activities:
   Payments on debt and obligations under capital leases.........       (1,909)              (40)
   Proceeds under bank line of credit agreement..................       22,242             3,191
   Payments under bank line of credit agreement..................      (17,029)             (966)
   Other financing activities....................................           21               416
                                                                      --------          --------
                                                                         3,325             2,601

Increase (decrease) in Cash and Cash Equivalents.................          847           (11,775)

Cash and cash equivalents at beginning of period.................          134            12,549
                                                                      --------          --------

Cash and Cash Equivalents at End of Period.......................     $    981          $    774
                                                                      ========          ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1998 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1997.

NOTE B - SALE OF WENDY'S RESTAURANT OPERATIONS

         In connection with the sale of its Wendy's restaurants in 1996, the Company established various accruals for termination benefits and other costs associated with its exit from the Wendy's business. At September 27, 1998, the Company continues to maintain accruals related to the exit of the Wendy's business totaling $260,000.

NOTE C - PRE-OPENING COSTS

         Effective with the beginning of fiscal 1997, the Company changed its method of accounting for pre-opening costs from deferring these costs and amortizing them over 12 months subsequent to the restaurant's opening date to expensing these costs as incurred and recorded the cumulative effect of this change in accounting principle resulting in an after tax charge of $885,000 ($.16 per share) in the first quarter of fiscal 1997, as restated. In addition to the cumulative effect, the impact of this change on quarterly results for 1997 was as follows:

                                   Pre-opening expense           Per share impact
                                   Increase (decrease)           Increase (decrease)
                                   -------------------           -------------------
         First quarter                $(110,000)                        $ .02
         Second quarter                  84,000                          (.01)
         Third quarter                  245,000                          (.03)
                                      ---------
                                      $ 219,000
                                      =========

NOTE D - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except per share amounts)                 Nine Months Ended                Quarter Ended
                                                         -----------------                -------------
                                                   SEPTEMBER 27   September 28     SEPTEMBER 27    September 28
                                                       1998            1997           1998             1997
                                                       ----            ----           ----             ----
NUMERATOR:
Loss before cumulative effect of
     change in accounting principle ..........       $(1,852)       $    (471)       $  (383)       $  (599)
Cumulative effect of change in accounting
     principle ...............................            --             (885)            --             --
                                                     -------        ---------        -------        -------
Net loss (numerator for basic earnings per
     share) ..................................        (1,852)          (1,356)          (383)          (599)
Effect of dilutive securities ................            --               --             --             --
                                                     -------        ---------        -------        -------
Net loss after assumed conversions (numerator
     for diluted earnings per share) .........       $(1,852)       $  (1,356)       $  (383)       $  (599)
                                                     =======        =========        =======        =======

DENOMINATOR:
Weighted average shares (denominator for
     basic earnings per share) ...............         5,431            5,422          5,431          5,422
Effect of dilutive securities:
     Employee stock options ..................            --               --             --             --
                                                     -------        ---------        -------        -------
Adjusted weighted average shares and
     assumed conversions (denominator for
     diluted earnings per share) .............         5,431            5,422          5,431          5,422
                                                     =======        =========        =======        =======

Basic earnings per share:
     Loss before accounting change ...........       $  (.34)       $    (.09)       $  (.07)       $  (.11)
     Cumulative effect of change in accounting
         principle ...........................            --             (.16)            --             --
                                                     -------        ---------        -------        -------
     Net loss ................................       $  (.34)       $    (.25)       $  (.07)       $  (.11)
                                                     =======        =========        =======        =======

Diluted earnings per share:
     Loss before accounting change ...........       $  (.34)       $    (.09)       $  (.07)       $  (.11)
     Cumulative effect of change in accounting
         principle ...........................            --             (.16)            --             --
                                                     -------        ---------        -------        -------
     Net loss ................................       $  (.34)       $    (.25)       $  (.07)       $  (.11)
                                                     =======        =========        =======        =======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net losses incurred during the first nine months of both 1998 and 1997, as well as the third quarter of both 1998 and 1997, all outstanding options were excluded from the computation of diluted earnings per share for these periods. Options for the purchase of 633,000 shares of common stock were outstanding at September 27, 1998, compared with 465,000 outstanding at September 28, 1997.

NOTE E - COMPREHENSIVE INCOME

         As of December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's results of operations or stockholders' equity. During the first nine months of 1998 and 1997, total comprehensive income amounted to losses of $1,852,000 and $1,356,000, respectively. For the third quarter of 1998 and 1997, comprehensive income amounted to losses of $383,000 and $599,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:


                                                                 Nine Months Ended             Quarter Ended
                                                               SEPT 27      Sept 28        SEPT 27       Sept 28
                                                                1998         1997            1998          1997
                                                               -------      -------        --------      --------
Net sales............................................           100.0%       100.0%         100.0%        100.0%
Costs and expenses:
     Cost of sales...................................            34.7         33.6           34.0          33.4
     Restaurant labor and related costs..............            33.5         32.8           33.4          34.0
     Depreciation and amortization of
         restaurant property and equipment...........             5.0          4.9            5.1           5.2
     Other operating expenses........................            18.7         18.6           18.2          19.6
                                                                -----        -----          -----         -----
         Total restaurant operating expenses.........            92.0         89.9           90.7          92.3
                                                                -----        -----          -----         -----
Income from restaurant operations....................             8.0         10.1            9.3           7.7
General and administrative expenses..................             7.6          9.7            7.1          11.1
Pre-opening expense..................................             1.2          2.8            1.6           3.9
Gain on Wendy's disposition..........................              --          1.6             --           2.1
                                                                -----        -----          -----         -----
Operating income (loss)..............................            (0.8)        (0.8)           0.6          (5.1)
                                                                -----        -----          -----         -----
Other income (expense):
     Interest expense................................            (2.6)        (1.7)          (2.7)         (1.6)
     Interest income.................................              --          0.4             --           0.1
     Other, net......................................              --          0.1             --           0.1
                                                                -----        -----          -----         -----
         Total other income (expense)................            (2.6)        (1.1)          (2.7)         (1.4)
                                                                -----        -----          -----         -----

Income (loss) before income taxes....................            (3.4)        (1.8)          (2.1)         (6.5)
Income tax provision (benefit).......................              --          0.7             --           2.3
                                                                -----        -----          -----         -----
Income (loss) before cumulative effect of
     change in accounting principle..................            (3.4)        (1.1)          (2.1)         (4.2)
Cumulative effect of change in accounting
     principle.......................................              --         (2.1)            --            --
                                                                -----        -----          -----         -----
Net loss ............................................            (3.4)%       (3.3)%         (2.1)%        (4.2)%
                                                                =====        =====          -----         -----

Restaurants open at end of period....................              20           16

Weighted average weekly sales per restaurant:
     All restaurants.................................         $73,300      $73,400        $72,600       $70,400
     Same store restaurants..........................         $76,100      $73,600        $75,100       $70,500


NET SALES
         Net sales increased 29.0% and 27.9% for the first nine months and third quarter of 1998, as compared to the same periods of 1997, due primarily to the opening of new restaurants. Same store sales, which include comparable sales for the 16 restaurants open for more than 12 months, averaged $76,100 and $75,100 per week for the first nine months and third quarter of 1998, representing increases of 3.4% and 6.5% over the $73,600 and $70,500 recorded during the corresponding periods of 1997. The increase in same store sales during the 1998 periods is attributed to increased guest counts and menu price increases of approximately 3% which were implemented in each of March, May and July of 1998. Same store sales trends have continued to remain positive in the fourth quarter. Weighted average weekly sales for all restaurants, which reflect the impact of lower sales volumes in new restaurants, were $73,300 and $72,600 for the first nine months and third quarter of 1998, compared to $73,400 and $70,400 for the corresponding periods in 1997.

         Sales volumes in several of the Company's restaurants are currently below management's expectations. However, the Company has undertaken a number of initiatives to improve sales in these restaurants and most of them have shown significant improvement throughout 1998. Steps taken to improve sales include increased emphasis on improving service levels to the very high standards set by the Company, the implementation of operational systems designed to provide quicker service and increase table turns, and, in selected locations, local marketing programs.

COSTS AND EXPENSES
         Primarily due to the performance of newer restaurants which, as discussed in previous filings, generally perform at lower sales and margin levels than more mature restaurants, restaurant costs and expenses increased to 92.0% of net sales for the first nine months of 1998 compared to 89.9% in 1997. Consequently, restaurant operating income as a percentage of sales decreased to 8.0% for the first nine months of 1998 compared to 10.1% in the corresponding period of 1997.

         For the quarter ended September 27, 1998, restaurant costs and expenses decreased to 90.7% of net sales compared to 92.3% for the corresponding quarter in 1997. Consequently, restaurant operating income as a percentage of net sales increased to 9.3% in 1998 compared to 7.7% in 1997. The improvement in margins during the third quarter of 1998 is primarily related to other operating expenses, as management's emphasis on expense control, combined with operating efficiencies achieved at higher sales levels, more than offset increased utilities expense and rental expense associated with new restaurant development.

         Restaurant operating income for the same store group of 16 restaurants totaled 11.4% and 11.2% for the first nine months and third quarter of 1998, compared to 10.4% and 8.0% during the same periods in 1997. Improved operating margins for both the first nine months and third quarter of 1998 are primarily attributed to the 3.4% and 6.5% sales increases recorded during the 1998 periods. Operating efficiencies were realized at the higher sales levels in labor, depreciation and amortization and other operating expenses and more than offset slight increases related to the cost of sales during the 1998 periods.

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

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 7.6% and 7.1% of net sales during the first nine months and third quarter of 1998, down from 9.7% and 11.1% recorded during the corresponding periods of 1997. The decreases during the 1998 periods include the effects of favorable experience under the Company's workers' compensation program for the current and prior policy years and the Company's self-insured group medical insurance program which, when coupled with operating efficiencies achieved at higher sales levels, more than offset increases in management training costs, relocation costs for restaurant management personnel and, with respect to the nine-month comparison, increased corporate office rent resulting from the expiration and renegotiation of the Company's office space lease in mid-1997. Management anticipates that general and administrative expenses will increase somewhat during the fourth quarter of 1998 but, as a percentage of sales, will remain significantly below the 1997 level.

PRE-OPENING EXPENSE
         In 1997 the Company changed its accounting policy for pre-opening costs to expense them as incurred, rather than deferring and amortizing them over a period of 12 months from each restaurant's opening. This change was effective as of the beginning of 1997 and resulted in a charge of $885,000 in the first quarter of 1997 to record its cumulative effect. The decreases in pre-opening expense in the first nine months and third quarter of 1998, compared to the corresponding periods of 1997, as restated to reflect the new accounting policy, were due to the timing of restaurant openings and related costs in the respective periods as well as to the reduced number of restaurants opened in the last half of 1998 as compared to 1997.

OTHER INCOME (EXPENSE)
         Interest expense increased by $715,000 and $268,000 during the first nine months and third quarter of 1998 compared to the same periods of the prior year due to the use of the Company's line of credit to fund development of new restaurants and due to lower amounts of capitalized interest resulting from the Company's lower new unit development rate.

         There was no interest income for the first nine months and third quarter of 1998 compared to $186,000 and $13,000 for the same periods of 1997 due to the use in 1997 of the remaining proceeds from the Company's Wendy's divestiture in 1996 to fund a portion of the cost of developing new J. Alexander's restaurants.

INCOME TAXES
         No income tax benefits were recorded on the pre-tax losses for the first nine months and third quarter of 1998 as management was unable to conclude that it was more likely than not that the carryforwards generated by these and previous losses would be realized. For the 1997 periods, tax benefits totaling 38.7% and 35.2% of pre-tax income were recorded for the first nine months and third quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES
         During the first nine months of 1998, the Company had cash flow from operations of $1,635,000 as compared to a cash flow deficit from operations of $805,000 during the first nine months of 1997. Cash and cash equivalents increased from $134,000 at year end 1997 to $981,000 at September 27, 1998.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has a $1,875,000 sinking fund payment due annually on June 1 related to its Convertible Subordinated Debentures.

         The Company has opened new restaurants in Louisville, Kentucky (March) and Baton Rouge, Louisiana (September) during 1998. Capital expenditures for the first nine months of 1998 were $4,311,000 and, for the full year, management estimates that capital expenditures will total approximately $4.5 million.

         The Company maintains a $20 million bank line of credit which is expected to be used as the Company's primary means for funding of capital expenditures in 1998 and 1999 and which will also provide liquidity for meeting working capital or other needs. At September 27, 1998, borrowings outstanding under this line of credit were $11,436,000. The line of credit agreement contains certain covenants which require the Company to achieve specified results of operations and specified levels of EBITDA (earnings before interest, taxes, depreciation and amortization) to senior debt. Based on the Company's current assessment of its business, the Company believes it will comply with those covenants. The credit agreement also contains limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is LIBOR plus three percent. The line of credit expires on July 1, 2000 and includes an option to convert outstanding borrowings to a term loan at that time. The Company believes that amounts available for borrowing under the line of credit will be sufficient to fund the development of J. Alexander's restaurants for 1998 and 1999.

IMPACT OF THE YEAR 2000 ISSUE
         INTRODUCTION. The term "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The following information was prepared to comply with the guidelines for Year 2000 disclosure that the Securities and Exchange Commission (the Commission) issued in an Interpretive Release, effective August 4, 1998. These guidelines required significantly more and detailed information than was previously required by the Commission.

         THE COMPANY'S STATE OF READINESS. The Company's key financial, informational and operational systems have been assessed and detailed plans have been developed to address system modifications required by September 30, 1999. These systems include information technology systems ("IT"). The Company has assessed its major IT vendors and technology providers and is in the process of testing its systems to determine Year 2000 compliance. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance.

         To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. If the telecommunications carriers, public utilities and other Material Relationships do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition.

         The Company has begun an assessment of all Material Relationships to determine risk and assist in the development of contingency plans. This effort is to be completed by June 30, 1999.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with Year 2000 system changes as the costs are incurred except for system change costs that the Company would otherwise capitalize. To date, the Company has incurred costs of approximately $10,000 in connection with its Year 2000 compliance plan ("Year 2000 Plan") and estimates it will spend an additional $50,000 to $150,000 to complete its Year 2000 Plan. The financial impact of these expenses has not been material, and the Company does not expect future remediation costs to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as Material Relationships, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

         RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company will soon begin the testing phase of its Year 2000 Plan. However, until testing is substantially in process the Company cannot fully assess the risks of its Year 2000 issue. As a result of the testing process, the Company may identify areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status of the implementation of the Company's Year 2000 Plan, and should not be construed to mean that there is no area of the Company's business which is at risk of a Year 2000 related disruption. As noted above, many of the Company's business critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse affect on the Company's financial condition and results of operations.

         THE COMPANY'S CONTINGENCY PLANS. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are determined to be susceptible to a substantive risk of a disruption resulting from a Year 2000 related event. Because the Company has yet to begin testing, and accordingly has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that the testing process may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans, to the extent practicable, for such areas of business as and if such determinations are made.

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

        (b) No reports on Form 8-K were filed for the quarter ended September 27, 1998.

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








Date: November 10, 1998

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS




Exhibit No.                                                      Page No.
-----------                                                      --------
   (27)                Financial Data Schedules             (For SEC Use Only)
