Form 10-K
period 1999-01-03
ALEXANDERS J CORP
filed 1999-03-23
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended January 3, 1999.

                                       or

   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to _____________.

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the New York Stock Exchange of such stock as of March 22, 1999, was $16,565,644, assuming that (i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander's Corporation Employee Stock Ownership Plan are shares owned by an "affiliate".

       The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 22, 1999, was 6,517,601.

                                     PART I

ITEM 1. BUSINESS

       J. Alexander's Corporation (the "Company") operates as a proprietary concept 20 J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Kansas, Alabama, Michigan, Illinois, Colorado, Texas, Kentucky and Louisiana. J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar. Management believes quality food, outstanding service and value are critical to the success of J. Alexander's.

       Prior to 1997, the Company was also a franchisee of Wendy's International, Inc. ("Wendy's International"). However, in November 1996, the Company sold 52 of its 58 Wendy's Old Fashioned Hamburgers restaurants to Wendy's International. The six restaurants not acquired by Wendy's International in November 1996 were sold or closed.

       Unless the context requires otherwise, all references to the Company include J. Alexander's Corporation and its subsidiaries.

                      J. ALEXANDER'S RESTAURANT OPERATIONS

       General. J. Alexander's is a quality casual dining restaurant with a contemporary American menu. J. Alexander's strategy is to provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and which are served by a courteous, friendly and well-trained service staff. The Company believes that quality food, outstanding service and value are critical to the success of J. Alexander's.

       Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Sunday through Thursday and 11:00 a.m. to 12:00 midnight on Friday and Saturday. Entrees available at lunch and dinner generally range in price from $5.95 to $21.95. The Company estimates that the average check per customer, excluding alcoholic beverages, is approximately $14.35. J. Alexander's net sales during fiscal 1998 were $74.2 million, of which alcoholic beverage sales accounted for approximately 15%.

       The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997 and two restaurants in 1998. The Company plans to open an additional J. Alexander's during 1999 in West Bloomfield, Michigan, and is finalizing its plans for a restaurant in Cincinnati, Ohio, with construction expected to start in the fall of 1999.

       Menu. The J. Alexander's menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company's commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. Midwestern, Corn-fed Choice Beef, aged a minimum of 21 days; and imported Italian pasta, topped with fresh grated parmesan cheese, is used. Emphasis on quality is present throughout the entire J. Alexander's menu. Desserts such as chocolate cake and carrot cake are prepared in-house, and each restaurant bakes its featured croissants.

       Guest Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander's concept. The management staff of each restaurant are referred to as "coaches" and the other employees as "champions". The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander's restaurant typically employs five fully-trained concept coaches and two kitchen coaches. Many of the coaches have previous experience in full-service restaurants and all complete an intensive J. Alexander's development program, generally lasting for 19 weeks, involving all aspects of restaurant operations.

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

       Restaurant and Site Selection. The J. Alexander's restaurants built from 1992 through a portion of 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior of these restaurants typically combines brick, fieldstone and copper with awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. Consistent with the Company's intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the "warehouse" style building described above. The
J. Alexander's in Troy, Michigan is located inside the prestigious Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander's features a stucco style exterior and includes a number of other unique design features as the result of being converted from another freestanding restaurant building acquired by the Company. Beginning with the Memphis, Tennessee restaurant opened in December 1996, most
J. Alexander's restaurants have been built based on a building design intended to provide a high level of curb appeal using exterior craftsman-style architecture with unique natural materials such as stone, stained woods and weathering copper. The Company developed a lower cost building in conjunction with its entry into the Baton Rouge market during 1998 and plans to utilize a similar building for its restaurant to be constructed in West Bloomfield, Michigan during 1999. The design of the new building features interior finishes and materials which reflect the blend of international and Craftsman architecture. Elements such as steel, concrete, stone and glass are subtly incorporated to give a contemporary feel to the space and provide an overall comfortable ambiance.

       Management estimates that total capital expenditures for the Company for 1999 will be $3.5 million to $5.5 million, the variance depending primarily on the amount expended for restaurants to be opened in 2000. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander's restaurant is currently approximately $2.6 million to $2.9 million. In general, the Company prefers to own its sites because of the long-term value of owning these assets. While both of the restaurants opened in 1998 were located on leased land, the cost of land for restaurants opened in 1997 ranged from $800,000 to $1,150,000.

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

                                  SERVICE MARK

       The Company has registered the service mark J. Alexander's Restaurant with the United States Patent and Trademark Office and believes that it is of material importance to the Company's business.

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

                                    PERSONNEL

       As of January 3, 1999, the Company employed approximately 1,900 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

       The Company Faces Challenges in Opening New Restaurants. The Company's continued growth depends on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company's experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty
J. Alexander's restaurants, of which six have been open for less than two years. Because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

       The Company Faces Intense Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

       The Company May Experience Fluctuations in Quarterly Results. The Company's quarterly results of operations are affected by timing of the opening of new J. Alexander's restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. The Company's business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company's profitability from increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

       Government Regulation and Licensing May Delay New Restaurant Openings or Affect Operations. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander's restaurant would adversely affect the revenues for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company's control, which may include increases in the minimum hourly wage requirements, workers' compensation insurance rates and unemployment and other taxes. If the Company experiences difficulties in obtaining or fails to obtain required licensing or other regulatory approvals, this delay or failure could delay or prevent the opening of a new J. Alexander's restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the new restaurants.

       The Company May Not be in Compliance with New York Stock Exchange Rules. On March 23, 1999, the Company announced a proposed rights offering to current shareholders, entitling all holders of record of the Company's common stock on April 5, 1999 to receive a distribution of one nontransferable right for each share of common stock held, with each right entitling the holder to purchase 0.2 share of common stock for $3.75 per share. The Company also announced the sale to Solidus, LLC of 1,086,266 shares of common stock at $3.75 per share. No shareholder approval is required under Tennessee corporate law or federal securities laws for the Company's sale of common stock to Solidus, LLC or for the Rights Offering. It is possible that the New York Stock Exchange may assert that shareholder approval is required under its guidelines or that the Company is otherwise not in compliance with New York Stock Exchange requirements relating to market capitalization or operating results. It is possible that the New York Stock Exchange may consider whether to delist the Company's common stock. If the New York Stock Exchange delists the Company's common stock, the Company would apply for listing of the common stock for trading on the Nasdaq Stock Market's National Market or Small Cap Market.

       The Company May Encounter Problems With Year 2000 Compliance. The term "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. The Company's key financial, informational and operational systems have been assessed for Year 2000 compliance, and detailed plans have been developed to address system modifications required by September 30, 1999. These systems include information technology systems ("IT"). The Company has assessed its major IT vendors and technology providers and is in the process of testing its systems to determine Year 2000 compliance. In addition, the Company is in the process of assessing its non-IT systems that utilize embedded technology, such as microcontrollers, and reviewing them for Year 2000 compliance. Because the Company's testing phase is not yet substantially in process, and accordingly it has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business.

       To operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to rectify their Year 2000 issues to the extent they affect the Company. If the telecommunications carriers, public utilities and other Material Relationships do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition. The Company has begun an assessment of all material relationships to determine risk and assist in the development of contingency plans. This effort is to be completed by June 30, 1999. The Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as Material Relationships, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

ITEM 2. PROPERTIES

       As of January 3, 1999, the Company had 20 J. Alexander's casual dining restaurants in operation. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:

                                                   Site Leased
                              Site and Building   and Building        Space
                                Owned by the      Owned by the    Leased to the
                                   Company           Company         Company         Total
                                   -------           -------         -------         -----
J. Alexander's Restaurants:
     Alabama                          1                 0               0              1
     Colorado                         1                 0               0              1
     Florida                          2                 1               0              3
     Illinois                         1                 0               0              1
     Kansas                           1                 0               0              1
     Michigan                         1                 0               1              2
     Ohio                             3                 1               0              4
     Tennessee                        3                 0               1              4

     Texas                            0                 1               0              1
     Kentucky                         0                 1               0              1
     Louisiana                        0                 1               0              1
                                     --                --              --             --
     Total                           13                 5               2             20
                                     ==                ==              ==             ==

(a) In addition to the above, the Company leases five of its former Wendy's properties which are in turn leased to others.
(b) See Item 1. for additional information concerning the Company's restaurants.

         All of the Company's J. Alexander's restaurant lease agreements may be renewed at the end of the initial term (generally 15 to 20 years) for periods of five or more years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant's gross sales in excess of specified amounts. These leases usually require the Company to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.

         Corporate offices for the Company are located in leased office space in Nashville, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 18, 1999, the Company was not a party to any pending legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The common stock of J. Alexander's Corporation is listed on the New York Stock Exchange under the symbol JAX. The approximate number of record holders of the Company's common stock at January 3, 1999, was 1,650. The following table summarizes the price range of the Company's common stock for each quarter of 1998 and 1997, as reported from price quotations from the New York Stock Exchange:

                                    1998                       1997
                                    ----                       ----
                               Low          High          Low       High
                               ---          ----          ---       ----
         1st Quarter          $4 7/16      $6 1/16       $8          $9 7/8
         2nd Quarter           4 5/16       5 5/16        7 5/8       9
         3rd Quarter           2 1/2        4 13/16       6 3/4       8 1/4
         4th Quarter           2 1/4        4 5/16        4 5/16      7 1/4



         The Company has never paid cash dividends on its common stock. The Company intends to retain earnings to invest in the Company's business. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended January 3, 1999:

                                                                        Years Ended
                                                                        -----------
                                                 JANUARY 3     December 28     December 29   December 31  January 1
(Dollars in thousands, except per share data)     1999(1)          1997            1996         1995        1995
----------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                          $74,200        57,138        90,879       79,288       65,695
Income from restaurant operations                  $ 6,710         5,114        12,216       11,711       10,375
General and administrative expenses                $ 5,815         5,793         7,100        6,778        6,249
Pre-opening expense                                $   660         1,580         1,503          658          342
Net income (loss)                                  $(1,485)(2)    (5,991)(3)     7,208(5)     5,016(6)     4,830(7)
Depreciation and amortization                      $ 4,067         3,138 (4)     4,674        3,644        2,760
Cash flow from operations                          $ 4,149        (2,150)        3,393        7,586        5,706
Capital expenditures                               $ 4,914        16,619        22,589       20,255       11,276

FINANCIAL POSITION
Cash and investments                               $ 1,022           134        12,549        2,739       16,312
Property and equipment, net                        $61,440        60,573        47,016       46,915       29,776
Total assets                                       $65,120        64,421        66,827       60,140       53,306
Long-term obligations                              $21,361        20,231        15,930       18,512       18,847
Stockholders' equity                               $33,731        34,995        40,461       32,975       27,304

PER SHARE DATA
Basic earnings (loss) per share                    $  (.27)        (1.11)         1.36          .95          .93
Diluted earnings (loss) per share                  $  (.27)        (1.11)         1.26          .92          .90
Stockholders' equity                               $  6.21          6.45          7.60         6.25         5.21
Market price at year end                           $  4.00          4.81          8.50         9.50         6.00

J. ALEXANDER'S RESTAURANT DATA
Net sales                                          $74,200        57,138        42,105       25,594       14,704
Weighted average annual sales per restaurant       $ 3,809         3,772         3,885        3,980        3,735
Units open at year end                                  20            18            14            9            5

(1) Includes 53 weeks of operations, compared to 52 weeks for all other years presented.
(2) Includes a pre-tax gain of $264 related to the Company's divestiture of its Wendy's restaurants in 1996.
(3) Includes an $885 charge to earnings to reflect the cumulative effect of the change in the Company's accounting policy for pre-opening costs to expense them as incurred. Also includes deferred tax expense of $2,393 related to an adjustment of the Company's beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) and a pre-tax gain of $669 related to the Company's divestiture of its Wendy's restaurants in 1996.
(4) Excludes pre-opening expense which was expensed as incurred effective with the beginning of fiscal 1997.
(5) Includes pre-tax gain of $9,400 related to the Company's divestiture of its Wendy's restaurants during 1996.
(6) Includes tax benefit of $1,782 related to recognition of deferred tax assets in accordance with SFAS No. 109.
(7) Includes tax benefit of $2,100 related to recognition of deferred tax assets in accordance with SFAS No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

         For fiscal 1998, J. Alexander's Corporation incurred a loss before income taxes of $1,485,000. This compares to a loss in 1997 of $2,421,000 before income taxes and the cumulative effect of a change in accounting principle. The 1997 results include a gain of $669,000 related to the divestiture of the Company's Wendy's operations in 1996 as further discussed below. An additional gain of $264,000 was recorded on the divestiture in 1998. The loss before the Wendy's gains, income taxes and cumulative effect adjustment decreased by $1,341,000 in 1998 compared to 1997, as higher restaurant operating income and reduced pre-opening expenses more than offset increased net interest expense and a slight increase in general and administrative expenses during 1998. The Company's net loss of $1,485,000 for 1998 includes no income tax benefit, and all of the Company's deferred tax assets, consisting primarily of net operating loss carryforwards and various tax credit carryforwards, are fully reserved at January 3, 1999.

         The Company's 1997 loss of $2,421,000 before income taxes and the cumulative effect of a change in accounting principle compares to income before income taxes of $11,451,000 in 1996. The 1996 results included a gain from the divestiture of the Wendy's division of $9,400,000. Income before Wendy's gains, income taxes and the cumulative effect adjustment decreased by $5,141,000 in 1997 compared to 1996, as a nominal increase in 1997 in restaurant operating income from J. Alexander's restaurants combined with decreases in general and administrative expenses and in net interest expense were not adequate to offset the loss of restaurant operating income resulting from the Wendy's divestiture. The Company's net loss of $5,991,000 for 1997 included an increase of $2,393,000 in the valuation allowance for deferred tax assets and an $885,000 charge to reflect the cumulative effect of a change in the Company's accounting principle for pre-opening costs to expense them as incurred.

         During the fourth quarter of 1996, the Company sold substantially all of the assets of its franchised Wendy's Old Fashioned Hamburgers restaurant operations to Wendy's International, Inc. for $28.3 million in cash plus the assumption of capitalized lease obligations and long-term debt totaling approximately $2.5 million. The sale to Wendy's International, Inc. included 52 Wendy's restaurants and the Company's remaining six Wendy's restaurants were sold or closed. Management reached the decision to sell the Wendy's operations because it believed that focusing all of the Company's capital and resources exclusively on its casual dining business offered the greatest potential for long-term return for its shareholders. However, as a result of the divestiture, sales and income from restaurant operations were significantly reduced in 1997 and 1998 and the divestiture is expected to continue to have a negative impact on earnings until the lost revenue and operating income from the Wendy's operations can be replaced by the successful development and operation of J. Alexander's restaurants. During 1996 the Company's Wendy's restaurants generated restaurant operating income of $7,170,000 on sales of $48,774,000 through November 21 of that year.

J. Alexander's Restaurant Operations

         The Company operated 20 J. Alexander's restaurants at January 3, 1999, compared with 18 at December 28, 1997, and 14 at December 29, 1996. Results of the J. Alexander's restaurant operations before allocation of general and administrative expenses, pre-opening expense and net interest expense were as follows:

                                                                      Years Ended
                                                                      -----------
(Dollars in thousands)                    JANUARY 3, 1999          December 28, 1997       December 29, 1996
                                          ---------------          -----------------       -----------------
                                         AMOUNT    % OF SALES      Amount    % of Sales      Amount    % of Sales
                                         ------    ----------      ------    ----------      ------    ----------
                                       (53 WEEKS)                (52 weeks)                (52 weeks)

Net sales                               $74,200      100.0%      $57,138      100.0%       $42,105      100.0%
Restaurant costs and expenses:
   Cost of sales                         25,410       34.2        19,480       34.1         14,711       34.9
   Labor and related costs               24,663       33.2        18,871       33.0         13,152       31.2
   Depreciation and amortization of
     restaurant property and
     equipment                            3,758        5.1         2,860        5.0          1,884        4.5
   Other operating expenses              13,659       18.4        10,813       18.9          7,312       17.4
                                        -------      -----       -------      -----        -------      -----
                                         67,490       91.0        52,024       91.0         37,059       88.0
                                        -------      -----       -------      -----        -------      -----
Restaurant operating income             $ 6,710        9.0%      $ 5,114        9.0%       $ 5,046       12.0%
                                        =======      =====       =======      =====        =======      =====

         Total sales from J. Alexander's restaurants increased in both 1998 and 1997 compared to the prior years, primarily as a result of new restaurant openings. Also fiscal 1998 contained 53 weeks of operations compared to 52 weeks for both 1997 and 1996. Average weekly sales per restaurant increased 1.0% to $73,200 in 1998 from $72,500 in 1997, while 1997's average sales represented a decrease of 2.8% from $74,600 in 1996.

         Restaurant costs and expenses remained constant at 91.0% of sales in 1998 and 1997 as all expense categories for the same store restaurant group improved and offset higher costs associated with the two new restaurants opened in 1998. Restaurant costs and expenses as a percentage of sales increased in 1997 as compared to 88.0% in 1996 largely due to the effects of new restaurant openings. Cost of sales, which includes food and alcoholic beverage costs, decreased as a percentage of sales from 1996 to 1997 due primarily to management's emphasis on cost controls in this area. Also, this expense category is less sensitive to the effect of lower sales volumes than the other categories which have large fixed components.

         Same store sales and restaurant operating income, which include comparable results for all restaurants open for more than twelve months, increased in both 1998 and 1997 as compared to the prior years. Same store sales for 1998 averaged $76,300 per week on a base of 17 restaurants, a 4.8% increase over $72,800 for 1997. The increase in same store sales during 1998 is attributed to menu price increases of approximately 3% which were implemented in each of March, May and July of 1998 as well as an increase of approximately 2% in guest counts. Operating margins as a percentage of sales for this group of restaurants improved to 12.3% in 1998 from 9.3% in 1997 due to the favorable effect of higher sales volumes, particularly as relates to labor costs and other operating expenses, which include certain components which are relatively fixed. Same store sales for 1997 on a base of thirteen restaurants increased by 1.2% to an average of $75,700 per week from $74,800 in 1996. For this same group of restaurants, restaurant operating income as a percentage of sales increased to 12.9% from 12.3%.

         J. Alexander's overall financial performance has been significantly affected by the number of new restaurants opened during the last four years during which time the number of restaurants increased from five to 20. In order to maximize the quality of guest service and successfully complete the extensive training and support of J. Alexander's staff, there is typically little or no advertising or promotion of new J. Alexander's restaurant openings. Management believes that this "quiet opening" approach enhances guest experiences and contributes significantly to increases in sales over a long period of time. However, because this approach often results in slow sales growth until a new restaurant's reputation grows and because of the expenses associated with the Company's emphasis on training and quality of operations during the opening months of operation, the financial performance of newer restaurants typically trails that of more mature restaurants and the Company expects newly opened restaurants to experience operating losses in their initial months of operation. In addition, some of the Company's newer restaurants have not experienced the increases in sales expected by management, thus compounding the effect of these new restaurants on financial performance. To illustrate the effects of new restaurants on results of operations, losses incurred at the restaurant level in the year of opening totaled approximately $500,000 for the two restaurants opened in 1998, $900,000 for the four restaurants opened in 1997 and $300,000 for the five restaurants opened in 1996. Results in the Company's restaurants generally improve significantly after their first full year of operation.

         Because the breakeven point for a J. Alexander's restaurant is relatively high due to the high fixed costs necessary to deliver and sustain the high levels of food quality, service and ambiance which are critical components of the J. Alexander's concept, management continues to believe that the primary issue faced by the Company in returning it to consistent profitability is the improvement of sales in several of its restaurants, particularly its newer restaurants. Management intends to accomplish this through a series of initiatives which began in 1997 when guest service support was increased in some of the Company's newer restaurants in order to ensure the highest quality of operations. Additionally menu prices were reduced in some of the restaurants which were not posting satisfactory guest count increases. While these strategies increased the Company's losses for 1997, guest counts increased significantly in these restaurants. Other actions which improved 1998 results and should continue to have a favorable impact during 1999 include the implementation of operational systems designed to provide quicker service and increase table turns and the implementation during the fourth quarter of 1998 of an extensive profit improvement plan which included certain menu and procedural changes and which took advantage of significant purchasing opportunities. This plan resulted in significant food cost savings without sacrificing product quality, while also improving the quality and efficiency of operations. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

         Beginning in 1998, the Company lowered its new restaurant development plans to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. The lower expansion rate will also reduce start-up related expenses. The Company opened two restaurants in 1998 and currently plans to open one restaurant in 1999 and two in 2000.

         Management remains optimistic about the long-term prospects for J. Alexander's. It believes that actions taken to date as well as continued emphasis on increasing sales and profits will have a positive impact on financial performance for 1999 and that the Company will be profitable in 1999.

General and Administrative Expenses

         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level for J. Alexander's (and, before 1997, Wendy's) operations, increased slightly in fiscal 1998 compared to 1997. For the 1998 year, favorable experience under the Company's workers' compensation program for the current and prior policy years and the Company's self-insured group medical insurance program largely offset increases in management training costs and relocation costs for restaurant management personnel. As a percentage of sales, general and administrative expenses decreased to 7.8% in 1998 from 10.1% in 1997 due to higher sales levels achieved.

         General and administrative expenses decreased by $1,307,000, or 18.4%, in 1997 compared to 1996 due to the disposition of the Wendy's operations. As expected, however, general and administrative expenses increased as a percentage of sales to 10.1% in 1997 from 7.8% in 1996, because these expenses did not decrease in proportion to the reduction in revenues resulting from the Wendy's divestiture.

         General and administrative expenses are expected to increase as a percentage of sales in 1999 compared to 1998 as management does not anticipate favorable insurance experiences in 1999 similar to those noted above.

Pre-Opening Expense

         In 1997 the Company changed its accounting policy to expense all pre-opening costs as incurred rather than deferring and amortizing them over a period of twelve months from each restaurant's opening. A charge of $885,000 was recorded as of the beginning of 1997 to reflect the cumulative effect of this change. In 1996 the Company changed its amortization period for pre-opening costs from twenty-four months to twelve months. Due to only two restaurants being opened in 1998, pre-opening expenses, which are approximately $350,000 per restaurant, were $920,000 less in 1998 than in 1997.

Interest Income and Expense

         Interest expense increased by $956,000 in 1998 compared to 1997 due to the use of the Company's line of credit to fund a portion of the cost of developing new restaurants and due to lower amounts of capitalized interest resulting from the Company's lower new restaurant development rate. Interest expense decreased by $617,000 in 1997 compared to 1996 due to the elimination of long-term obligations associated with the Company's Wendy's restaurant operations and a reduction in average balances outstanding under the Company's line of credit as a result of the use of a portion of the proceeds from the Wendy's divestiture to retire the outstanding balance of the line of credit at that time and to fund a portion of the Company's capital needs for 1997.

         There was no interest income in 1998 due to the use in 1997 of the remaining proceeds from the Company's Wendy's divestiture to fund a portion of the cost of developing new J. Alexander's restaurants. Interest income increased by $79,000 in 1997 compared to 1996 due to increased investment balances resulting from the Wendy's divestiture.

Income Taxes

         Under the provisions of SFAS No. 109 "Accounting for Income Taxes", the Company had gross deferred tax assets of $5,324,000 and $5,213,000 and gross deferred tax liabilities of $929,000 and $948,000 at January 3, 1999 and December 28, 1997, respectively. The deferred tax assets at January 3, 1999 relate primarily to $4,962,000 of net operating loss carryforwards and $3,101,000 of tax credit carryforwards available to reduce future federal income taxes.

         The recognition of deferred tax assets depends on the likelihood of taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets must be reduced through use of a valuation allowance to the extent future income is not likely to be generated in such amounts. No allowance was deemed necessary during 1996 and earnings for the year were taxed at an effective rate of 37.1%.

          Due to the loss incurred in 1997 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of operating costs being fixed or semi-fixed in nature, management was unable to conclude that it was more likely than not that its existing deferred tax assets would be realized and in the fourth quarter of 1997 increased the beginning of the year valuation allowance for these assets by $2,393,000. At December 28, 1997, the Company's valuation allowance for deferred tax assets was $3,865,000.

         During 1998, management was again unable to conclude that it was more likely than not that its existing deferred tax assets would be realized. At January 3, 1999, the Company has recorded a valuation allowance for deferred tax assets of $4,395,000. Approximately $14,100,000 of future taxable income would be needed to realize the Company's tax credit and net operating loss carryforwards at January 3, 1999. These carryforwards expire in the years 1999 through 2013. Approximately $2,250,000 of taxable income would be needed to realize the carryforwards which expire in 1999 and $1,400,000 to use those which expire in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for capital has historically been and is expected to continue to be capital expenditures for the development of new restaurants. This need has been reduced, however, as a result of the Company's lower new restaurant development rate beginning in 1998. Capital expenditures totaled $4,914,000, $16,619,000 and $22,589,000 for 1998, 1997 and 1996,
respectively, and were primarily for the development of new J. Alexander's restaurants. Also included in these amounts were capital expenditures for the Wendy's division of $1,717,000 for 1996 which included facilities upgrades and miscellaneous equipment replacements. The Company's capital expenditures for new restaurants significantly exceeded the cash flow generated from operations for the last three years, with the difference being funded primarily by proceeds from the sale of the Company's Wendy's operations in 1996 and use of the Company's bank line of credit.

         For 1999, the Company plans to construct and open one restaurant on leased land in West Bloomfield, Michigan at a cost of approximately $2.9 million. Management estimates that total capital expenditures for the Company for 1999 will be $3.5 million to $5.5 million, the variance depending primarily on the amount expended for restaurants to be opened in 2000.

         While a working capital deficit of $7,078,000 existed as of January 3, 1999, the Company does not believe that this deficit impairs the overall financial condition of the Company because it expects cash flow from operations to be adequate to meet current obligations, including a scheduled sinking fund payment of $1,875,000 in 1999 on its Convertible Subordinated Debentures. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures through its expiration date of July 1, 2000 and which will also provide liquidity for meeting working capital or other needs. At January 3, 1999, borrowings outstanding under this line of credit were $9,270,000. The line of credit agreement contains certain covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at January 3,1999 and, based on a current assessment of its business, believes it will continue to comply with those covenants through July 1, 2000. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2000.

         In March 1999 the Company developed a plan for raising additional equity capital to further strengthen its financial position and, as part of this plan, completed a private sale of 1,086,266 shares of common stock for approximately $4.1 million. In addition, the Company is filing a registration statement for a proposed rights offering pursuant to which shareholders of the Company on the record date for distribution of the rights will be given the opportunity to purchase up to 1,086,267 shares of common stock at a price of $3.75 per share, which is the same price per share as stock sold in the private sale. If the maximum number of shares are sold pursuant to the rights offering, the Company will receive net proceeds of approximately $3.9 million. Proceeds from the above transactions have been or will be used to repay borrowings outstanding under the Company's line of credit. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement. The Company believes that raising additional equity capital and repaying a portion of its outstanding debt will benefit the Company by reducing its debt to equity ratio and reducing interest expense and that it will provide greater flexibility to the Company in providing for future financing needs.

IMPACT OF ACCOUNTING CHANGES

         There are no pending accounting pronouncements that, when adopted, are expected to have a material effect on the Company's results of operations or its financial condition.

IMPACT OF THE YEAR 2000 ISSUE

         INTRODUCTION. The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

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

         RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has begun the testing phase of its Year 2000 Plan. However, until testing is substantially in process the Company cannot fully assess the risks of its Year 2000 issue. As a result of the testing process, the Company may identify areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status of the implementation of the Company's Year 2000 Plan, and should not be construed to mean that there is no area of the Company's business which is at risk of a Year 2000 related disruption. As noted above, many of the Company's business critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

         THE COMPANY'S CONTINGENCY PLANS. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are determined to be susceptible to substantial risk of a disruption resulting from a Year 2000 related event. Because the Company's testing phase is not substantially in process, and accordingly it has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that the testing process may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans, to the extent practicable, for such areas of business as and if such determinations are made.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Form 10-K. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. The Company utilizes a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes E and F to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

          Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key beef and seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain products can be volatile, the Company believes that it has the ability to identify and access alternative products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are beef, seafood, produce, pork and dairy products among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies, would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
         Independent Auditors' Report                                                             16
         Consolidated statements of operations - Years ended January 3, 1999,
           December 28, 1997 and December 29, 1996                                                17
         Consolidated balance sheets - January 3, 1999 and December 28, 1997                      18

         Consolidated statements of cash flows - Years ended January 3, 1999,
           December 28, 1997 and December 29, 1996                                                19
         Consolidated statements of stockholders' equity - Years ended January 3, 1999,
           December 28, 1997 and December 29, 1996                                                20
         Notes to consolidated financial statements                                            21-30

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
J. Alexander's Corporation

         We have audited the accompanying consolidated balance sheets of J. Alexander's Corporation and subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander's Corporation and subsidiaries at January 3, 1999 and December 28, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note A to the financial statements, the Company changed its method of accounting for pre-opening costs in 1997.


                                         /s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 1999

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended
                                                                              -----------
                                                             JANUARY 3        December 28       December 29
                                                               1999              1997              1996
                                                               ----              ----              ----
Net sales                                                   $74,200,000       $57,138,000      $90,879,000

Costs and expenses:
   Cost of sales                                             25,410,000        19,480,000       31,969,000
   Restaurant labor and related costs                        24,663,000        18,871,000       27,374,000
   Depreciation and amortization of restaurant
     property and equipment                                   3,758,000         2,860,000        2,958,000
   Royalties                                                         --                --        1,952,000
   Other operating expenses                                  13,659,000        10,813,000       14,410,000
                                                            -----------       -----------      -----------
     Total restaurant operating expenses                     67,490,000        52,024,000       78,663,000
                                                            -----------       -----------      -----------
Income from restaurant operations                             6,710,000         5,114,000       12,216,000
General and administrative expenses                           5,815,000         5,793,000        7,100,000
Pre-opening expense                                             660,000         1,580,000        1,503,000
Gain on Wendy's disposition                                     264,000           669,000        9,400,000
                                                            -----------       -----------      -----------
Operating income (loss)                                         499,000        (1,590,000)      13,013,000
                                                            -----------       -----------      -----------
Other income (expense):
   Interest expense                                          (1,986,000)       (1,030,000)      (1,647,000)
   Interest income                                                   --           186,000          107,000
   Other, net                                                     2,000            13,000          (22,000)
                                                            -----------       -----------      -----------
     Total other income (expense)                            (1,984,000)         (831,000)      (1,562,000)
                                                            -----------       -----------      -----------

Income (loss) before income taxes                            (1,485,000)       (2,421,000)      11,451,000
Income tax provision                                                 --        (2,685,000)      (4,243,000)
                                                            -----------       -----------      -----------
Income (loss) before cumulative effect of change in
   accounting principle                                      (1,485,000)       (5,106,000)       7,208,000
Cumulative effect of change in accounting principle                  --          (885,000)              --
                                                            -----------       -----------      -----------
Net income (loss)                                           $(1,485,000)      $(5,991,000)     $ 7,208,000
                                                            ===========       ===========      ===========

Basic earnings per share:
   Income (loss) before accounting change                         $(.27)            $(.95)           $1.36
   Cumulative effect of change in accounting principle               --              (.16)              --
                                                                  -----              ----          -------
   Net income (loss)                                              $(.27)           $(1.11)           $1.36
                                                                   ====             =====             ====
Diluted earnings per share:
   Income (loss) before accounting change                         $(.27)            $(.95)           $1.26
   Cumulative effect of change in accounting principle               --              (.16)              --
                                                                  -----              ----           ------
   Net income (loss)                                              $(.27)           $(1.11)           $1.26
                                                                   ====             =====             ====


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JANUARY 3           December 28
                                                                                     1999                 1997
                                                                                     ----                 ----
                                                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $ 1,022,000        $   134,000
   Accounts and notes receivable, including current portion of
     direct financing leases, net of allowances for possible losses                    77,000            241,000
   Inventories at lower of cost (first-in, first-out method) or market                800,000            689,000
   Deferred income taxes                                                                   --            400,000
   Net assets held for disposal                                                            --            156,000
   Prepaid expenses and other current assets                                          324,000            387,000
                                                                                  -----------        -----------
     TOTAL CURRENT ASSETS                                                           2,223,000          2,007,000

OTHER ASSETS                                                                          887,000          1,167,000

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation
   and amortization                                                                61,440,000         60,573,000

DEFERRED CHARGES, less accumulated amortization of $995,000 and
   $875,000 at January 3, 1999, and December 28, 1997, respectively                   570,000            674,000
                                                                                  -----------        -----------
                                                                                  $65,120,000        $64,421,000
                                                                                  ===========        ===========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $ 3,491,000        $ 3,573,000
   Accrued expenses and other current liabilities                                   3,893,000          3,048,000
   Current portion of long-term debt and obligations under capital leases           1,917,000          1,922,000
                                                                                  -----------        -----------
      TOTAL CURRENT LIABILITIES                                                     9,301,000          8,543,000

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion
   classified as current                                                           21,361,000         20,231,000

OTHER LONG-TERM LIABILITIES                                                           727,000            652,000

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 5,431,335 and 5,421,538 shares at
     January 3, 1999, and December 28, 1997, respectively                             272,000            272,000
   Preferred Stock, no par value: Authorized 1,000,000 shares; none issued                 --                 --
   Additional paid-in capital                                                      30,007,000         29,909,000
   Retained earnings                                                                4,272,000          5,757,000
                                                                                  -----------        -----------
                                                                                   34,551,000         35,938,000
   Note receivable - Employee Stock Ownership Plan                                   (820,000)          (943,000)
                                                                                  -----------        -----------

     TOTAL STOCKHOLDERS' EQUITY                                                    33,731,000         34,995,000
                                                                                  -----------        -----------
Commitments and Contingencies
                                                                                  $65,120,000        $64,421,000
                                                                                  ===========        ===========


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended
                                                                                   -----------
                                                                   JANUARY 3       December 28       December 29
                                                                     1999             1997              1996
                                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ (1,485,000)     $ (5,991,000)    $  7,208,000
   Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
     Depreciation and amortization of property and equipment      3,936,000         3,004,000        3,096,000
     Cumulative effect of change in accounting principle                 --           885,000               --
     Amortization of deferred charges                               131,000           134,000        1,578,000
     Employee Stock Ownership Plan expense                          123,000            85,000               --
     Gain on Wendy's disposition                                   (264,000)         (669,000)      (9,400,000)
     Deferred income tax provision                                       --         2,393,000        2,441,000
     Other, net                                                     125,000            41,000          195,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                   502,000           (58,000)         135,000
       Increase in inventories                                     (111,000)         (155,000)         (78,000)
       (Increase) decrease in prepaid expenses and
         other current assets                                        63,000           (18,000)         115,000
       Increase in deferred charges                                 (27,000)          (61,000)      (1,377,000)
       Increase in accounts payable                                  44,000           687,000            4,000
       Increase (decrease) in accrued expenses and other
         current liabilities                                      1,037,000        (2,468,000)        (634,000)
       Increase in other long-term liabilities                       75,000            41,000          110,000
                                                               ------------      ------------     ------------
         Net cash provided (used) by operating activities         4,149,000        (2,150,000)       3,393,000
                                                               ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (5,040,000)      (17,481,000)     (22,132,000)
     Proceeds from sale of Wendy's restaurant operations            228,000           625,000       28,764,000
     Proceeds from maturities and sales of investments                   --                --          505,000
     Other, net                                                     328,000           (17,000)         (78,000)
                                                               ------------      ------------     ------------
         Net cash (used) provided by investing activities        (4,484,000)      (16,873,000)       7,059,000
                                                               ------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds under bank line of credit agreement                28,961,000        11,614,000       12,544,000
     Payments under bank line of credit agreement               (25,914,000)       (5,391,000)     (12,544,000)
     Payments on long-term debt and obligations
       under capital leases                                      (1,922,000)          (55,000)        (415,000)
     Sale of stock and exercise of stock options                     98,000           440,000          278,000
                                                               ------------      ------------     ------------
         Net cash provided (used) by financing activities         1,223,000         6,608,000         (137,000)
                                                               ------------      ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    888,000       (12,415,000)      10,315,000
Cash and cash equivalents at beginning of year                      134,000        12,549,000        2,234,000
                                                               ------------      ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  1,022,000      $    134,000     $ 12,549,000
                                                               ============      ============     ============



See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Note
                                                                                                   Receivable-
                                                                                                   Employee
                                                                  Additional                         Stock             Total
                                   Outstanding       Common        Paid-In          Retained      Ownership       Stockholders'
                                     Shares          Stock         Capital          Earnings         Plan             Equity
                                     ------          -----         -------          --------         ----             ------
BALANCES AT
   DECEMBER 31, 1995                5,276,972     $  264,000     $ 29,199,000     $  4,540,000    $1,028,000)     $ 32,975,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan                 45,535          2,000          276,000               --            --           278,000
Net income                                 --             --               --        7,208,000            --         7,208,000
                                   ----------     ----------     ------------     ------------    ----------      ------------
BALANCES AT
   DECEMBER 29, 1996                5,322,507        266,000       29,475,000       11,748,000     1,028,000)       40,461,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan                 99,031          6,000          434,000               --            --           440,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                    --             --               --               --        85,000            85,000
Net loss                                   --             --               --       (5,991,000)           --        (5,991,000)
                                   ----------     ----------     ------------     ------------    ----------      ------------
BALANCES AT
   DECEMBER 28, 1997                5,421,538        272,000       29,909,000        5,757,000      (943,000)       34,995,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan                  9,797             --           98,000               --            --            98,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                    --             --               --               --       123,000           123,000
Net loss                                   --             --               --       (1,485,000)           --        (1,485,000)
                                   ----------     ----------     ------------     ------------    ----------      ------------
BALANCES AT
   JANUARY 3, 1999                  5,431,335     $  272,000     $ 30,007,000     $  4,272,000    $ (820,000)     $ 33,731,000
                                   ==========     ==========     ============     ============    ==========      ============



See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1998 presentation.

FISCAL YEAR: The Company's fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 1998 included 53 weeks compared to 52 weeks for fiscal years 1997 and 1996. The fourth quarter of 1998 included 14 weeks.

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

PRE-OPENING COSTS: Effective December 30, 1996, the Company changed its method of accounting for pre-opening costs to expense these costs as incurred and recorded the cumulative effect of this change in accounting principle resulting in an after tax charge of $885,000 ($.16 per share) in fiscal 1997. The impact in fiscal 1997 in addition to the cumulative effect was to increase the net loss by $282,000 ($.05 per share). The pro forma effect of the change in accounting for pre-opening costs would have been to decrease net income by $511,000 ($.09 per share) for the year ended December 29, 1996. In April 1998, the American Institute of Certified Public Accountants issued a new accounting standard under Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". The requirements under this standard are consistent with the Company's policy which was adopted December 30, 1996. Thus, adoption of this standard had no impact on the Company's financial statements during fiscal 1998.

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

DEVELOPMENT COSTS: Certain direct and indirect costs are capitalized in conjunction with acquiring and developing new J. Alexander's restaurant sites and amortized over the life of the related building. Development costs of $292,000, $307,000 and $335,000 were capitalized during 1998, 1997 and 1996, respectively.

SELF-INSURANCE: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan and, for portions of 1996 through 1998, except for the state of Ohio, for workers' compensation claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain estimation processes applicable to the insurance industry and, where applicable, based on Company experience.

ADVERTISING COSTS: The Company charges costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $289,000, $255,000 and $1,778,000 in 1998, 1997 and 1996, respectively.

STOCK BASED COMPENSATION: The Company accounts for its stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, typically recognizes no compensation expense for such arrangements.

USE OF ESTIMATES IN FINANCIAL STATEMENTS: Judgment and estimation are utilized by management in certain areas in the preparation of the Company's financial statements. Some of the more significant areas include the valuation allowance relative to the Company's deferred tax assets, reserves for self-insurance of group medical claims and workers' compensation benefits and, accruals related to the exit of the Wendy's business. Management believes that such estimates have been based on reasonable assumptions and that such reserves are adequate.

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

COMPREHENSIVE INCOME: In 1998, the Company adopted a new disclosure pronouncement, SFAS No. 130, "Reporting Comprehensive Income". The Company had no items of comprehensive income and, accordingly, adoption of the Statement had no effect on the consolidated financial statements.

BUSINESS SEGMENTS: In 1998, the Company also adopted another new disclosure pronouncement, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires companies to report selected segment information when certain size tests are met. Management has determined that the Company operates in only one segment.

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

         In connection with the sale of its Wendy's restaurants, the Company established various accruals for termination benefits and other costs associated with its exit from the Wendy's business, with such accruals totaling $527,000 at December 28, 1997. During 1998 and 1997, the Company made net cash payments of $285,000 and $833,000, respectively, related to these accruals. In addition, the Company recognized $264,000 and $669,000 in additional gains related to the Wendy's divestiture during 1998 and 1997, respectively, primarily due to the sale of properties for amounts greater than their carrying values, a favorable insurance settlement and other adjustments to the accruals established during 1996. At January 3, 1999, the Company no longer maintains accruals related to the exit of the Wendy's business.

NOTE C - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  YEARS ENDED
                                                                                  -----------
                                                                JANUARY 3         December 28        December 29
                                                                  1999               1997               1996
                                                                  ----               ----               ----
NUMERATOR:
Net income (loss) before cumulative effect of change in
     accounting principle                                      $(1,485,000)        $(5,106,000)       $7,208,000
Cumulative effect of change in accounting principle                     --            (885,000)               --
                                                               -----------         -----------        ----------
Net income (loss) (numerator for basic earnings per share)      (1,485,000)         (5,991,000)        7,208,000
Effect of dilutive securities                                           --                  --           799,000
                                                               -----------         -----------        ----------

Net income (loss) after assumed conversions (numerator
     for diluted earnings per share)                           $(1,485,000)        $(5,991,000)       $8,007,000
                                                               ===========         ===========        ==========
DENOMINATOR:
Weighted average shares (denominator for basic earnings
     per share)                                                  5,426,000           5,409,000         5,303,000

Effect of dilutive securities:
     Employee stock options                                             --                  --           167,000
     Convertible debentures                                             --                  --           880,000
                                                               -----------         -----------        ----------
         Dilutive potential common shares                               --                  --         1,047,000
                                                               -----------         -----------        ----------

Adjusted weighted average shares and assumed conversions
     (denominator for diluted earnings per share)                5,426,000           5,409,000         6,350,000
                                                               ===========         ===========        ==========
Basic earnings per share:
     Income (loss) before accounting change                         $(0.27)             $(0.95)            $1.36
     Cumulative effect of change in accounting principle                --               (0.16)               --
                                                                    ------              ------             -----
     Net income (loss)                                              $(0.27)             $(1.11)            $1.36
                                                                    ======              ======             =====

Diluted earnings per share:
     Income (loss) before accounting change                         $(0.27)             $(0.95)            $1.26
     Cumulative effect of change in accounting principle                --               (0.16)               --
                                                                    ------              ------             -----
     Net income (loss)                                              $(0.27)             $(1.11)            $1.26
                                                                    ======              ======             =====


         For additional disclosures regarding the Convertible Subordinated Debentures and employee stock options, see Notes E and H, respectively.

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to net losses in 1998 and 1997, all options outstanding were excluded from the computation of diluted earnings per share. For 1996, options to purchase approximately 203,000 shares of common stock ranging in price from $7.50 to $13.00, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE D - PROPERTY AND EQUIPMENT

         Balances of major classes of property and equipment are as follows:


                                                          JANUARY 3       December 28
                                                            1999             1997
                                                            ----             ----
Land                                                   $ 13,126,000     $ 13,033,000
Buildings                                                29,158,000       28,341,000
Buildings under capital leases                              276,000          276,000
Leasehold improvements                                   15,351,000       10,580,000
Restaurant and other equipment                           14,519,000       12,612,000
Construction in progress (estimated additional cost
   to complete at January 3, 1999, $2,800,000)               63,000        3,053,000
                                                       ------------     ------------
                                                         72,493,000       67,895,000
Less allowances for depreciation and amortization       (11,053,000)      (7,322,000)
                                                       ------------     ------------
                                                       $ 61,440,000     $ 60,573,000
                                                       ============     ============

NOTE E - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Long-term debt and obligations under capital leases at January 3, 1999, and December 28, 1997, are summarized below:

                                                                   JANUARY 3, 1999             December 28, 1997
                                                                   ---------------             -----------------
                                                               CURRENT      LONG-TERM        Current       Long-Term
                                                               -------      ---------        -------       ---------
Convertible Subordinated Debentures, 8.25%, due 2003         $ 1,875,000    $11,875,000    $ 1,864,000    $13,750,000
Bank credit agreement, at variable interest rates ranging
   from 5.69% to 8.69%, available through July 1, 2000                --      9,270,000             --      6,223,000
Obligations under capital leases, 9.75% to 11.50%
   interest, payable through 2005                                 42,000        216,000         58,000        258,000
                                                             -----------    -----------    -----------    -----------
                                                             $ 1,917,000    $21,361,000    $ 1,922,000    $20,231,000
                                                             ===========    ===========    ===========    ===========


         Aggregate maturities of long-term debt, including required sinking fund payments, for the five years succeeding January 3, 1999, are as follows:
1999 - $1,917,000; 2000 - $11,178,000 (includes line of credit balance);
2001 - $1,912,000; 2002 - $1,916,000; 2003 - $6,296,000.

         The Convertible Subordinated Debentures due 2003 are convertible into common stock of the Company at any time prior to maturity at $17.75 per share, subject to adjustment in certain events. At January 3, 1999, 774,648 shares of common stock were reserved for issuance upon conversion of the outstanding debentures. The debentures are redeemable upon not less than 30 days' notice at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued interest to the redemption date. The effective interest rate on the debentures is 8.68%. The Debenture Indenture requires minimum annual sinking fund payments of $1,875,000 through 2002.

         The Company maintains an unsecured bank line of credit agreement for up to $20,000,000 of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit agreement, as amended in March 1998, totaled $9,270,000 and $6,223,000 at January 3, 1999 and December 28, 1997, respectively. No borrowings were outstanding under the agreement at December 29, 1996. The credit agreement contains covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. It also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit following the execution of the amendment in March 1998 was based on LIBOR plus three percent and for 1999 will be LIBOR plus two to three percent, depending on the ratio of senior debt to EBITDA achieved by the Company. All amounts outstanding under the line become due on July 1, 2000, unless the Company exercises its option to convert outstanding borrowings to a term loan prior to that time.

         Cash interest payments amounted to $2,011,000, $1,483,000 and $2,033,000, in 1998, 1997 and 1996, respectively. Interest costs of $96,000,
$453,000 and $386,000 were capitalized as part of building and leasehold costs in 1998, 1997, and 1996, respectively.

         The carrying value and estimated fair value of the Company's Convertible Subordinated Debentures were $13,750,000 and $12,100,000, respectively, at January 3, 1999.

NOTE F - LEASES

         At January 3, 1999, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

         Real estate lease terms are generally for 15 to 20 years and, in many cases, provide for rent escalations and for one or more five-year renewal options. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Certain real property leases provide for contingent rentals based upon a percentage of sales. In addition, the Company is lessee under other noncancellable operating leases, principally for office space.

         Accumulated amortization of buildings under capital leases totaled $229,000 at January 3, 1999, and $215,000 at December 28, 1997. Amortization of leased assets is included in depreciation and amortization expense.

         Total rental expense amounted to:

                                                          Years Ended
                                                          -----------
                                            JANUARY 3     December 28     December 29
                                              1999           1997            1996
                                              ----           ----            ----
Minimum rentals under operating leases    $ 1,566,000     $ 1,218,000     $ 1,996,000
Contingent rentals                             69,000          63,000         366,000
Less: Sublease rentals                       (260,000)       (260,000)       (264,000)
                                          -----------     -----------     -----------
                                          $ 1,375,000     $ 1,021,000     $ 2,098,000
                                          ===========     ===========     ===========

         At January 3, 1999, future minimum lease payments under capital leases and noncancellable operating leases with initial terms of one year or more are as follows:

                                                                 Capital     Operating
                                                                 Leases       Leases
                                                                 ------       ------
1999                                                            $ 69,000   $ 1,437,000
2000                                                              56,000     1,565,000
2001                                                              56,000     1,584,000
2002                                                              55,000     1,510,000
2003                                                              55,000     1,543,000
Thereafter                                                        63,000    13,381,000
                                                                --------   -----------
                               Total minimum payments            354,000   $21,020,000
                                                                --------   ===========
                                Less imputed interest            (96,000)
                                                                --------
             Present value of minimum rental payments            258,000
               Less current maturities at January 3, 1999        (42,000)
               Long-term obligations at January 3, 1999         $216,000
                                                                ========

         Minimum future rentals receivable under subleases for operating leases at January 3, 1999, amounted to $1,485,000.

NOTE G - INCOME TAXES

         At January 3, 1999, the Company had net operating loss carryforwards of $4,962,000 for income tax purposes that expire in the years 2000 through 2013. Tax credit carryforwards (consisting primarily of investment and jobs tax credits which expire in the years 1999 through 2001 and FICA tips credits which expire in the years 2009 through 2013) of $3,101,000 are also available to reduce future federal income taxes.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 3, 1999, and December 28, 1997, are as follows:

                                                     JANUARY 3       December 28
                                                       1999             1997
                                                       ----             ----
Deferred tax liabilities:
   Tax over book depreciation                      $   407,000      $   423,000
   Other - net                                         522,000          525,000
                                                   -----------      -----------
     Total deferred tax liabilities                    929,000          948,000
                                                   -----------      -----------
Deferred tax assets:
   Capital/finance leases                                6,000            7,000
   Deferred compensation accruals                      194,000          172,000
   Self-insurance accruals                              65,000           99,000
   Wendy's disposition accruals                             --           60,000
   Net operating loss carryforwards                  1,687,000        2,117,000
   Tax credit carryforwards                          3,101,000        1,982,000
   Other - net                                         271,000          776,000
                                                   -----------      -----------
     Total deferred tax assets                       5,324,000        5,213,000
   Valuation allowance for deferred tax assets      (4,395,000)      (3,865,000)
                                                   -----------      -----------
                                                       929,000        1,348,000
                                                   -----------      -----------
   Net deferred tax assets                         $        --      $   400,000
                                                   ===========      ===========


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

         Management concluded again in 1998 that a valuation allowance was warranted relative to existing deferred tax assets. At January 3, 1999, the Company had no net deferred tax assets and a valuation allowance of $4,395,000.

         Significant components of the income tax provision (benefit) are as follows:

                                          Years Ended
                                          -----------
                            JANUARY 3     December 28     December 29
                             1999            1997            1996
                             ----            ----            ----
Currently payable:
     Federal              $  (94,000)     $   31,000      $1,100,000
     State                    94,000         261,000         702,000
                          ----------      ----------      ----------
         Total                    --         292,000       1,802,000
Deferred                          --       2,393,000       2,441,000
                          ----------      ----------      ----------
Income tax provision      $       --      $2,685,000      $4,243,000
                          ==========      ==========      ==========

         The Company's consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

                                                                                 Years Ended
                                                                                 -----------
                                                                    JANUARY 3     December 28       December 29
                                                                      1999            1997             1996
                                                                      ----            ----             ----
Tax expense (benefit) computed at federal statutory rate (34%)     $  (505,000)     $(1,124,000)     $ 3,893,000
State and local income taxes                                            63,000          172,000          463,000
Non-deductible expenses                                                156,000           98,000          121,000
Benefit of net operating loss carryforwards and tax credits           (244,000)        (326,000)        (234,000)
Valuation of deferred tax assets                                       530,000        3,865,000               --
                                                                   -----------      -----------      -----------
Income tax provision                                               $        --      $ 2,685,000      $ 4,243,000
                                                                   ===========      ===========      ===========

         The Company received net income tax refunds of $814,000 in 1998 and made income tax payments of $1,126,000 and $1,098,000 in 1997 and 1996, respectively.

NOTE H - STOCK OPTIONS AND BENEFIT PLANS

         Under the Company's 1994 Employee Stock Incentive Plan, officers and key employees of the Company may be granted options to purchase shares of the Company's common stock. In addition, the 1990 Stock Option Plan for Outside Directors provides for the granting of options to purchase the Company's common stock at the fair market price at the date of the grant to members of the Company's Board of Directors who are not employees. Options to purchase the Company's common stock also remain outstanding under the Company's 1982 Incentive Stock Option Plan and 1985 Stock Option Plan, although the Company no longer has the ability to issue additional shares under these plans.

         On September 30, 1998, the Company's Board of Directors offered employees, excluding the Chief Executive Officer (who asked not to be considered for the exchange offer), with options outstanding under the Company's option plans an opportunity to surrender such outstanding options in exchange for new option grants at fair market value on the grant date. Members of management were offered new option grants representing 80% of the number of shares of common stock issuable under the surrendered options. All other employees with options outstanding were offered new options for the same number of shares issuable under their surrendered options. The new options vest in one-third increments over a period of three years from the date of grant. Members of the Company's Board of Directors were not offered the opportunity to exchange their options.

         A summary of options under the Company's option plans is as follows:

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise
Options                                         Shares       Option Prices         Price
-------                                         ------       -------------         -----
Outstanding at December 31, 1995               562,708       $1.38-   $13.00      $ 6.85
     Issued                                      5,000        9.88                  9.88
     Exercised                                 (26,521)       1.38-     7.25        4.96
     Expired or canceled                       (11,900)       7.25-    10.38        9.20
                                              --------       ---------------      ------
Outstanding at December 29, 1996               529,287        1.38-    13.00        6.83
     Issued                                    326,600        5.69-     8.75        6.79
     Exercised                                 (93,419)       1.38-     7.63        4.19
     Expired or canceled                       (97,818)       7.38-    11.69        7.58
                                              --------       ---------------      ------
Outstanding at December 28, 1997               664,650        1.38-    13.00        6.75
     Issued                                    355,220        2.75-     4.97        2.79
     Exercised                                 (10,000)       2.00                  2.00
     Expired or canceled                      (331,050)       4.94-    13.00        7.45
                                              --------       ---------------      ------
Outstanding at January 3, 1999                 678,820       $1.38-   $10.50      $ 4.40
                                              ========       ===============      ======

         Options exercisable and shares available for future grant are as follows:


                                               JANUARY 3       December 28      December 29
                                                1999              1997             1996
                                                ----              ----             ----
Options exercisable                            221,171           269,439          380,734
Shares available for grant                     123,014           218,384          228,850


         The following table summarizes information about stock options outstanding at January 3, 1999:


                               Options Outstanding                                Options Exercisable
------------------------------------------------------------------------          -------------------
                       Number                                                    Number
                   Outstanding at       Weighted             Weighted        Exercisable at     Weighted
    Range of         January 3      Average Remaining    Average Exercise       January 3        Average
Exercise Prices        1999         Contractual Life          Price              1999        Exercise Price
---------------        ----         ----------------          -----              ----        --------------
 $1.38-   $ 2.19      97,500          1.1 years               $1.57              97,500          $ 1.57
  2.75               348,220          9.7 years                2.75                  --              --
  3.81-     5.69      62,750          8.5 years                5.52              22,247            5.35
  7.38-    10.50     170,350          6.3 years                9.01             101,424            8.73
 --------------     --------                                  -----            --------          ------
 $1.38-   $10.50     678,820                                  $4.40             221,171          $ 5.23
 ===============    ========                                  =====            ========          ======

         Options exercisable at December 28, 1997 and December 29, 1996 had weighted average exercise prices of $6.00 and $6.02, respectively.

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.62%, 6.04% and 6.85%; no annual dividend yield; volatility factors of .3795,
 .3619 and .3812 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              Years Ended
                                                              -----------
                                            JANUARY 3         December 28    December 29
                                              1999               1997           1996
                                              ----               ----           ----
Pro forma net income (loss)                $(2,076,000)      $(6,503,000)     $7,009,000
Pro forma earnings (loss) per share
     Basic                                 $      (.38)      $     (1.20)     $     1.32
     Diluted                               $      (.38)      $     (1.20)     $     1.23

         The weighted average fair value per share for options granted during 1998, 1997 and 1996 was $1.61, $4.09 and $6.27, respectively.

         The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company's common stock are available for issuance. Shares issued under the plan totaled 15,760 and 19,014 in 1997 and 1996, respectively. No shares were issued under the plan in 1998.

         The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $59,000, $113,000 and $67,000 in 1998, 1997 and 1996, respectively.

         The Company has a Savings Incentive and Salary Deferral Plan under
Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant's salary, the Company makes a minimum 10% matching contribution to the plan. The Company's matching contribution for 1998 totaled $29,000, or 25% of eligible participant contributions. For 1997 and 1996, the Company recognized expense of $22,000 and $24,000, respectively.

NOTE I - EMPLOYEE STOCK OWNERSHIP PLAN

         In 1992, the Company established an Employee Stock Ownership Plan
(ESOP) which purchased 457,055 shares of Company common stock from the Massey Company, a trust created by the late Jack C. Massey, the Company's former Board Chairman, and the Jack C. Massey Foundation at $3.75 per share for an aggregate purchase price of $1,714,000. The Company funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. The note receivable from the ESOP has been reported as a reduction from the Company's stockholders' equity.

         The Company has made a contribution to the ESOP each year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996 when no contribution was made. Contributions made to the ESOP resulted in net compensation expense of $123,000 and $85,000 for 1998 and 1997, respectively, with corresponding reductions in the ESOP note receivable. The terms of the ESOP note, as amended in 1997, call for interest to be paid at an annual rate of 10% and for repayment of the ESOP note's remaining principle in annual amounts ranging from $135,000 to $197,000 over the period 1999 through 2003.

         All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant's account to vest. Allocation of stock is made to participants' accounts as the ESOP's loan is repaid and is in proportion to each participant's compensation for each year. Shares allocated under the ESOP were 267,515 and 229,606 at January 3, 1999 and December 28, 1997, respectively.

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

         The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of common stock) one-hundredth of a share of no par value Series A Junior Preferred (a "Unit") at an exercise price of $12.00 per Unit. The Rights are attached to the common stock and may be exercised only if a person or group (other than Solidus, LLC and its affiliates -- See Note M -- Subsequent Events) acquires 20% of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire May 16, 1999. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

NOTE K - COMMITMENTS AND CONTINGENCIES

         As a result of the disposition of its Wendy's operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to seventeen years. The total amount of lease payments remaining on these leases at January 3, 1999 was approximately $5.0 million. In connection with the sale of its Mrs. Winner's Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real and personal property leases with remaining terms of one to seven years. The total amount of lease payments remaining on these leases at January 3, 1999, was approximately $2.2 million. Additionally, in connection with the previous disposition of certain other Wendy's restaurant operations, primarily the southern California Wendy's restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to eight years. The total amount of lease payments remaining on these leases as of January 3, 1999, was approximately $1.1 million.

         The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE L - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities included the following:

                                         JANUARY 3        December 28
                                           1999                 1997
                                           ----                 ----
Taxes, other than income taxes         $1,401,000         $  961,000
Salaries and wages                        750,000            324,000
Insurance                                 493,000            905,000
Interest                                  191,000            120,000
Wendy's disposition accruals                   --            527,000
Other                                   1,058,000            211,000
                                       ----------         ----------
                                       $3,893,000         $3,048,000
                                       ==========         ==========

NOTE M - SUBSEQUENT EVENTS

         On March 22, 1999, the Company completed a private sale of 1,086,266 shares of common stock for approximately $4.1 million to Solidus, LLC ("Solidus"). E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus. In addition, the Company is filing a registration statement for a proposed rights offering pursuant to which shareholders of the Company on the record date for distribution of the rights will be given the opportunity to purchase up to 1,086,267 shares of common stock at a price of $3.75 per share, which is the same price per share as stock sold in the private sale. If the maximum number of shares are sold pursuant to the rights offering, the Company will receive net proceeds of approximately $3.9 million. Proceeds from the above transactions have been or will be used to repay borrowings outstanding under the Company's line of credit. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement.

                         QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended January 3, 1999 and December 28, 1997 (dollars in thousands, except per share amounts):

                                                                     1998 QUARTERS ENDED
                                                  ------------------------------------------------------------
                                                  MARCH 29         JUNE 28      SEPTEMBER 27      JANUARY 3(1)
                                                  --------         -------      ------------      ------------
NET SALES                                          $17,512         $18,095         $18,087          $20,506
INCOME FROM RESTAURANT OPERATIONS                    1,138           1,465           1,688            2,419
NET INCOME (LOSS)                                   (1,104)           (365)           (383)             367(2)
BASIC EARNINGS PER SHARE                           $  (.20)        $  (.07)        $  (.07)         $   .07
DILUTED EARNINGS PER SHARE                         $  (.20)        $  (.07)        $  (.07)         $   .07

                                                                     1997 Quarters Ended
                                                 -------------------------------------------------------------
                                                 March 30(3)      June 29(3)   September 28(3)    December 28
                                                 -----------      ----------   ---------------    ------------
Net sales                                          $14,032         $13,459         $14,143          $15,504
Income from restaurant operations                    1,714           1,416           1,094              890
Net income                                         $  (712)(4)     $   (45)(5)     $  (599)(6)      $(4,635)(7)
Basic earnings per share:
     Income (loss) before accounting change        $   .03         $  (.01)        $  (.11)         $  (.85)
     Cumulative effect of change in accounting
         principle                                    (.16)             --              --               --
                                                   -------         -------         -------          -------
     Net loss                                      $  (.13)        $  (.01)        $  (.11)         $  (.85)
                                                   =======         =======         =======          =======

Diluted earnings per share:
     Income (loss) before accounting change        $   .03         $  (.01)        $  (.11)         $  (.85)
     Cumulative effect of change in accounting
         principle                                    (.16)             --              --               --
                                                   -------         -------         -------          -------
     Net loss                                      $  (.13)        $  (.01)        $  (.11)         $  (.85)
                                                   =======         =======         =======          =======


(1) Represents a 14-week quarter ending January 3, 1999, compared to 13-week quarters for all other quarters presented.
(2) Includes pre-tax gain of $264 related to disposal of Wendy's restaurant operations in 1996.
(3) Restated to reflect the change in the Company's accounting policy for pre-opening costs to expense them as incurred effective with the beginning of fiscal 1997.
(4) Includes an $885 charge to earnings to reflect the cumulative effect of the change in the Company's accounting policy for pre-opening costs to expense them as incurred.
(5) Includes pre-tax gain of $369 related to disposal of Wendy's restaurant operations in 1996.
(6) Includes pre-tax gain of $300 related to disposal of Wendy's restaurant operations in 1996.
(7) Includes deferred tax expense of $2,393 related to an adjustment of the Company's beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Account Standards (SFAS) No.109.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Five directors are to be elected at the annual meeting for a term of one year and until their successors shall be elected and qualified. All of such nominees are presently directors of the Company. The following schedule includes certain information with respect to each of the nominees.


Name                                                                    Background Information
----                                                                    ----------------------
Earl Beasley, Jr....................  Mr. Beasley, 65, has been a director of the Company since March 1991. Since
                                      1981, Mr. Beasley has been President of Homer B. Brown Co., an investment firm. Mr. Beasley was President and a director of the Company from 1971 to 1980.

E. Townes Duncan....................  Mr. Duncan, 45, has been a director of the Company since May 1989. Mr. Duncan has been President and a director of Solidus, LLC, a private investment firm, since January 1997. From 1993 to May 1997, Mr. Duncan was the Chairman of
                                      the Board and Chief Executive Officer of Comptronix Corporation, a
                                      manufacturer of printed circuit board assemblies ("Comptronix"). From 1985 to
                                      1993, Mr. Duncan was a Vice President and principal of Massey Burch
                                      Investment Group, Inc. Mr. Duncan is also a director of Sirrom Capital
                                      Corporation, a specialty finance company, and Bright Horizons Family
                                      Solutions, Inc., (formerly CorporateFamily Solutions) a childcare services company.

Garland G. Fritts...................  Mr. Fritts, 69, has been a director of the Company since December 1985. Since
                                      1993, Mr. Fritts has been a consultant for Fry Consultants, Inc., a management consulting firm. Mr. Fritts was a consultant for McManis
                                      Associates, Inc., a management consulting firm, from 1989 to 1993.

Lonnie J. Stout II..................  Mr. Stout, 52, has been a director and President and Chief Executive Officer of the Company since May 1986. Since July 1990, Mr. Stout has also served as
                                      Chairman of the Company. From 1982 to May 1984, Mr. Stout was a director of the Company, and served as Executive Vice President and Chief Financial
                                      Officer of the Company from October 1981 to May 1984.

John L.M. Tobias....................  Mr. Tobias, 78, has been a director of the Company since February 1983. He has served as President of J.M.T. Associates, Inc., an investment firm, since
                                      1979 and as that corporation's Board Chairman since January 1987.

CERTAIN PROCEEDINGS

         Mr. Duncan served as Chairman of the Board and Chief Executive Officer, and Mr. Stout served as a director of Comptronix. Comptronix filed for reorganization under Chapter 11 of the Bankruptcy Code in August 1996. In November 1996, Comptronix sold substantially all of its assets pursuant to an agreement approved by the Bankruptcy Court. Comptronix distributed all of its remaining assets, including the proceeds from the November 1996 sale, to its creditors pursuant to a plan of liquidation consummated in May 1997.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and the New York Stock Exchange. Executive officers, directors and greater than

10% shareholders are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended January 3, 1999, its executive officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements, except that Mr. Beasley failed to timely report a surrender of $1,000 principal amount of convertible debentures, which were called by the Company on June 1, 1998, and Mr. Duncan failed to timely report purchases of 1,000 shares, 300 shares and 200 shares, occurring in October, November and December, 1998, respectively, by Solidus, LLC, a company of which he is a principal manager and member. Each of the delinquent transactions of Messrs. Beasley and Duncan have since been reported to the Commission.

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


Name and Age               Background Information
------------               ----------------------
Ronald E. Farmer, 52...... Vice-President of Development since May, 1996; Director of Development from October, 1993 to May, 1996;
                           President of Dinelite Corporation, a franchisee of
                           Po Folks Restaurants, from 1987 to 1993.

R. Gregory Lewis, 46...... Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J.Michael Moore, 39....... Vice-President of Human Resources and Administration
                           since November, 1997; Director of Human Resources and
                           Administration from August 1996 to November, 1997;
                           Director of Operations of Pioneer Music Group, a
                           Nashville-based record label, April, 1996 to August,
                           1996; Director of Operations, J. Alexander's
                           Restaurants, Inc. from March, 1993 to April, 1996.

Mark A. Parkey, 36........ Controller of the Company since May 1997; Director of
                           Finance from January, 1993 to May, 1997.

Lonnie J. Stout II, 52.... Chairman since July 1990; Director, President and
                           Chief Executive Officer since May 1986.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides information as to annual, long-term or other compensation during fiscal years 1998, 1997 and 1996 for the Company's Chief Executive Officer and each of the other executive officers of the Company who were serving as executive officers at January 3, 1999 whose cash compensation exceeded $100,000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                                                AWARDS
                                                                              -------------

                                                    ANNUAL COMPENSATION         SECURITIES
                                              -------------------------------   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR      SALARY($)   BONUS($)   OPTIONS(#)      COMPENSATION($)(1)
---------------------------                    ----      ---------   --------   ----------      ------------------
Lonnie J. Stout II......................       1998      272,500     34,688       50,000             5,388(2)
   Chairman, President, Chief                  1997      258,750       --         80,000             5,623
   Executive Officer, and Director             1996      250,000       --           --               1,634

R. Gregory Lewis........................       1998      130,000     16,750       46,800             5,636(3)
   Vice-President, Chief Financial             1997      121,500       --         19,500             6,231
   Officer, and Secretary                      1996      117,000       --           --               2,425


Ronald E. Farmer........................       1998      103,500     13,375       34,200             3,078(4)
   Vice-President, Development                 1997       96,500       --           --               3,348
                                               1996       87,000       --           --               1,241

J. Michael Moore........................       1998       95,650     12,250       15,800             3,531(5)
   Vice-President, Human Resources and         1997       86,000       --           --               3,555
   Administration

(1) The ESOP shares included in this column for 1998 are valued at $4 per share, the closing price of the Company's Common Stock on December 31, 1998. The number of ESOP shares included in this column for 1998 is an approximation of the number of shares to be allocated to the participants.
(2) Includes the $1,440 premium cost of term life insurance maintained for the benefit of Mr. Stout, $600 contributed by the Company to the Company's 401(k) Plan on behalf of Mr. Stout, and 837 ESOP shares allocated to Mr. Stout.
(3) Includes the $1,248 premium cost of term life insurance maintained for the benefit of Mr. Lewis, $1,040 contributed by the Company to the Company's 401(k) Plan on behalf of Mr. Lewis and 837 ESOP shares allocated to Mr. Lewis.
(4) Includes the $994 premium cost of term life insurance maintained for the benefit of Mr. Farmer and 521 ESOP shares allocated to Mr. Farmer.
(5) Includes the $893 premium cost of term life insurance maintained for the benefit of Mr. Moore, $838 contributed by the Company to the Company's 401(k) Plan on behalf of Mr. Moore, and 450 ESOP shares allocated to Mr. Moore.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information as to options granted to the Named Officers during fiscal 1998. No stock appreciation rights ("SARs") have ever been awarded by the Company.

                                           INDIVIDUAL GRANTS
                                 ---------------------------------------
                                                  PERCENT OF
                                     NUMBER OF      TOTAL                                            GRANT DATE
                                    SECURITIES     OPTIONS                                             VALUE
                                    UNDERLYING     GRANTED TO                                        ----------
                                   OPTIONS/SARS   EMPLOYEES IN     EXERCISE OR                       GRANT DATE
                                      GRANTED       FISCAL             BASE         EXPIRATION         PRESENT
NAME                                  (#)(1)       YEAR (%)          ($/SH)            DATE          VALUE($)(2)
----                               -----------    ----------        ----------       ---------       -------------
Lonnie J. Stout II.................   50,000          14.1%             2.75        9/30/2008          79,000

R. Gregory Lewis...................   10,000                            2.75        9/30/2008          15,800
                                      36,800(3)                         2.75        9/30/2008          58,144
                                    --------                                                          -------
                                      46,800          13.2%                                            73,944

Ronald E. Farmer...................    9,000                            2.75        9/30/2008          14,220
                                      25,200(3)                         2.75        9/30/2008          39,816
                                    --------                                                          -------
                                      34,200           9.6%                                            54,036

J. Michael Moore...................    5,000                            2.75        9/30/2008           7,900
                                      10,800(3)                         2.75        9/30/2008          17,064
                                    --------                                                          -------
                                      15,800           4.4%                                            24,964


(1) One-third of the shares covered by the options granted to the Named Officers vest on the first anniversary of the date of grant and each year thereafter.
(2) Based on the Black-Scholes Option Valuation Method. The assumptions underlying this valuation are as follows: (i) a $2.75 exercise price and market price on the date of grant; (ii) a ten year expected option term;
     (iii) risk-free rate based on the current Treasury bill rate (4.60% ten year rate); (iv) volatility of .3799, based on monthly closing prices since August 1990; and (v) no annual dividend yield. The grant date value has not been discounted for the vesting schedule of the options.
(3) Represents new options issued in option exchange, described below in "Report on Exchange of Options".

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

         The following table provides information as to options exercised by the Named Officers during fiscal 1998. None of the Named Officers has held or exercised separate SARs. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of January 3, 1999. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.


                                                                  Number of Securities                Value of Unexercised
                                                                 Underlying Unexercised                  In-The-Money
                                                                      Options at                          Options At
                                   Shares                           Fiscal Year End(#)                Fiscal Year End($)(1)
 Name                            Acquired on     Value      -------------------------------  ------------------------------
 ----                            Exercise(#)   Realized($)   Exercisable     Unexercisable    Exercisable    Unexercisable
                                 -----------   -----------   -----------     -------------    -----------    -------------
Lonnie J. Stout II..............     --           --            179,741         140,259          182,850         59,400
R. Gregory Lewis................     --           --              7,500          46,800           19,185         55,598
Ronald E. Farmer................     --           --               --            34,200            --            40,630
J. Michael  Moore...............     --           --               --            15,800            --            18,770

------------------
(1) Amounts reflect the value of outstanding options based on the average of the high and low price of the Company's Common Stock on January 3, 1999.

SALARY CONTINUATION PLAN

         Since 1978, the Company has provided a salary continuation plan for eligible employees (the "Salary Plan") which will continue to operate in 1999. The Salary Plan generally provides for a retirement benefit of 50% of the employee's salary on the date of entry into the plan with adjustments based on certain subsequent salary increases. The retirement benefit is payable over 15 years commencing at age 65. The Salary Plan also provides that in the event an employee dies while in the employ of the Company after entering the Salary Plan but before retirement, his or her beneficiaries, for a period of one year, will receive 100% of such employee's salary at the applicable time under the Salary Plan. Thereafter, for a period of 10 years, or until such time as the employee would have attained age 65, whichever period is longer, the beneficiaries will receive 50% of such salary yearly. All officers and certain other key employees of the Company with three full years of service are eligible to participate in the Salary Plan, which is generally funded by life insurance purchased by the Company and payable to the Company on the death of the employee. An amount which approximates the cash value of the life insurance policy, or in some cases in which the Company currently self funds the retirement benefit, the cash value of the policy which would have been required to fund the retirement benefit, for each employee vests for the benefit of such employee at the rate of 10% per year for each year of service, including the first three years of service required for eligibility under the Salary Plan, and is payable to such employee upon termination of service with the Company for any reason other than death or retirement at age 65. Directors of the Company who are not also executive officers or employees do not participate in the Salary Plan.

         The estimated annual benefits payable upon retirement at age 65 for each of Messrs. Stout and Lewis are $107,500 and $58,500, respectively. Messrs. Farmer and Moore are each expected to receive estimated annual benefits of approximately $46,500 payable upon retirement at age 65. These amounts may be adjusted periodically pursuant to the terms of the plan.

TERMINATION BENEFITS

         Pursuant to severance benefits agreements with the Company, in the event that Mr. Stout or Mr. Lewis is terminated or resigns after a change in responsibilities, then such employee will receive an amount equal to 18 months' compensation. Based on current levels of compensation, such amount would be $416,250 for Mr. Stout and $201,000 for Mr. Lewis.

COMPENSATION OF DIRECTORS

         The directors receive a monthly director's fee of $500 plus an additional fee of $300 for each Board or Board Committee meeting attended.

         Pursuant to the 1990 Stock Option Plan for Outside Directors ("1990 Plan"), each director who is not also an officer or employee of the Company and who was serving in such capacity on October 24, 1989 was granted an option to purchase 10,000 shares of Common Stock and an additional 1,000 shares for each previous full year of service as a director. Each eligible director elected thereafter has been and will be granted an option to purchase 10,000 shares upon election, and all directors have been and will be granted an option to purchase 1,000 shares for each full year of service as a director after 1989 or their later election, as applicable. The per share exercise price of the options granted under the 1990 Plan is the fair market value of the Common Stock on the date the option is granted.

                               EXCHANGE OF OPTIONS

      On September 30, 1998, the Board of Directors approved an exchange of some option grants to employees under the Company's 1994 Employee Stock Incentive Plan and 1985 Stock Option Plan. All employees other than Lonnie J. Stout II, President and Chief Executive Officer (who asked not to be considered for the exchange offer), were eligible to surrender their outstanding grants in exchange for new grants with a new 3-year vesting period, new exercise prices and, for management employees, reduced number of shares issuable upon exercise. No directors were eligible to participate. The new options were granted at an exercise price of $2.75 per share, the closing sale price of the common stock on September 30, 1998 as reported on the New York Stock Exchange. For management employees, including the executive officers listed below, the number of shares of common stock that may be purchased when the new options are exercised is 80% of the shares issuable under the surrendered options. The new options will vest in one-third increments on the first, second and third anniversaries of the date of grant.

      The following table sets forth certain information concerning the exchange, which has been the only adjustment to option exercise prices in the past ten years.

                                                TEN YEAR OPTION EXCHANGE

                                               NUMBER OF       (NEW                                            LENGTH OF
                                              SECURITIES      EXERCISE                                         ORIGINAL
                                              UNDERLYING      PRICE)         NUMBER OF                       OPTION TERMS
                                                 NEW        MARKET PRICE    SECURITIES       EXERCISE        REMAINING AT
                                               OPTIONS      OF STOCK AT    UNDERLYING         PRICE             DATE OF
                                                ISSUED        TIME OF       OLD OPTIONS      AT TIME OF        EXCHANGE
NAME                                    DATE    (#)(1)      EXCHANGE ($)   EXCHANGED (#)     EXCHANGE ($)       (YEARS)
---------------------------------     --------  ----------   -----------   --------------    --------------   ------------

R. Gregory Lewis....................   9/30/98    36,800       2.75          9,000                7.38              5.9
  Vice President, Chief Financial                                            9,000                9.75              6.8
  Officer, and Secretary                                                     7,500                8.75              8.4
                                                                            12,000                5.69              9.1
                                                                             8,500               10.50              4.8

Ronald E. Farmer....................   9/30/98    25,200       2.75          7,500                8.75              8.4
  Vice President-Development                                                12,000                5.69              9.1
                                                                             5,000               10.38              5.1
                                                                             3,000                7.25              6.1
                                                                             4,000                9.75              6.8

J. Michael Moore...............        9/30/98    10,800       2.75          3,500                8.75              8.4
  Vice President, Human                                                     10,000                5.69              9.1
  Resources and Administration

------------
(1) Represents 80% of the number of shares of common stock issuable upon exercise of the surrendered options.

      The Board believes that permitting the exchange for new options with the exercise price at the current market price of the common stock was in the best interests of the Company and its shareholders. In the view of the Board, the decline in the market price of the common stock substantially impaired the effectiveness of the surrendered options as incentives to management's performance. It was also determined by the Board that exchanging the new options would renew the incentive for employees of the Company to acquire an equity interest in the Company, which the Board believes better aligns the long-term interests of management with those of the shareholders. Further, the Board believes that the commencement of the new vesting period would provide further incentive to employees to remain with the Company. On March 22, 1999, the closing sale price of the common stock on the New York Stock Exchange was $3.6875.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 22, 1999, certain information with respect to those persons known to the Company to be the beneficial owners (as defined by certain rules of the Securities and Exchange Commission (the "Commission") of more than five percent (5%) of the Common Stock, its only voting security, and with respect to the beneficial ownership of the Common Stock by all directors and nominees, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors of the Company as a group. Except as otherwise specified the shares indicated are presently outstanding.


                                                             AMOUNT OF              PERCENTAGE OF
                                                            COMMON STOCK             OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIALLY OWNED        COMMON STOCK(1)
------------------------------------                     ------------------        ---------------

E. Townes Duncan**....................................     1,597,166 (2)                  24.5

Solidus, LLC..........................................     1,560,666 (3)                  23.9
30 Burton Hills Blvd
Suite 100
Nashville, TN  37214

Sackett & Company.....................................       416,967 (4)                   6.3
P.O. Box 276
Corte Madera, CA  94976-0276

Dimensional Fund Advisors, Inc........................       350,600 (5)                   5.4
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

The J. Alexander's Corporation........................       334,273 (6)                   5.1
Employee Stock Ownership Trust
3401 West End Avenue, Suite 260
Nashville, TN 37203

Lonnie J. Stout II****................................      212,523  (7)                   3.2

John L.M. Tobias**....................................       48,992  (8)                    *

R. Gregory Lewis***...................................       42,741  (9)                    *

Earl Beasley, Jr.**...................................       38,218 (10)                    *

Garland G. Fritts**...................................       25,000 (11)                    *

Ronald E. Farmer***...................................        9,446 (12)                    *

J. Michael Moore***...................................        3,752 (13)                    *

All directors and executive officers as a group.......    1,979,673 (14)                  29.3


----------
*    Less than one percent.
**   Director.
***  Named Officer.
**** Director and Named Officer.

(1) Pursuant to the rules of the Commission, shares of Common Stock which certain persons presently have the right to acquire pursuant to the conversion provisions of the Company's 8 1/4% Convertible Subordinated Debentures Due 2003 ("Conversion Shares") are deemed outstanding for the purpose of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of the other persons shown in the table. Likewise, shares subject to options held by directors and executive officers of the Company which are exercisable within 60 days of the Record Date are deemed outstanding for the purpose of computing such director's or executive officer's percentage ownership and the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, each individual has sole voting and dispositive power with respect to all shares shown.

(2) Includes 9,000 shares issuable upon exercise of certain options held by Mr. Duncan, 1,180 shares that Mr. Duncan holds as custodian for his children, 700 shares owned by Mr. Duncan's wife, 2,070 shares that are held in trusts of which Mr. Duncan is trustee, and 1,560,666 shares that are owned by Solidus, LLC, a limited liability company in which Mr. Duncan is the principal manager and a member.

 (3) Solidus, LLC ("Solidus") shares voting and dispositive power with respect to 1,560,666 shares with Mr. Duncan, a principal manager and member whose beneficial ownership in such shares is shown above. Information is based on the Schedule 13D filed with the Commission by Solidus and the records of the Company.

(4) Includes 73,467 Conversion Shares. Sackett & Company ("Sackett") is a registered investment advisor. Information is based solely on the Schedule 13G filed with the Commission by Sackett.

(5) Dimensional Fund Advisors, Inc. ("DFA") is a registered investment advisor. Information is based solely on the Schedule 13G filed with the Commission by DFA.

(6) Includes 144,732 shares that have been allocated to the J. Alexander's Employee Stock Ownership Plan (the "ESOP") participants. Pursuant to the terms of the ESOP that govern the J. Alexander's Corporation Employee Stock Ownership Trust (the "Trust"), each ESOP participant instructs SunTrust Bank, Nashville, N.A., as trustee of the Trust (the "Trustee"), how to vote the shares allocated to his or her account. The ESOP provides that the Trustee shall abstain from voting allocated shares for which no written instructions are received. Shares of the Company's Common Stock held by the ESOP but not yet allocated to the accounts of the participants will be voted based on the percentage of stock allocated to the participants' accounts which is voted for and against each proposal, including in the tabulation of such percentages only those shares as to which written voting instructions were received. The Trustee has shared dispositive power with respect to the shares, subject to certain provisions of the ESOP.

(7) Includes 179,741 shares issuable upon exercise of certain options held by Mr. Stout and 7,025 ESOP shares allocated to Mr. Stout and held by the Trust, as to which Mr. Stout has sole voting power and shared dispositive power.

(8) Includes 1,126 Conversion Shares, 3,000 shares owned by Mr. Tobias' wife, and 20,000 shares issuable upon exercise of certain options held by Mr. Tobias.

(9) Includes 7,500 shares issuable upon exercise of certain options held by Mr. Lewis and 5,499 ESOP shares allocated to Mr. Lewis and held by the Trust, as to which Mr. Lewis has sole voting power and shared dispositive power.

(10) Includes 56 Conversion Shares, 1,332 shares that Mr. Beasley holds as custodian for his children, and 7,000 shares issuable upon exercise of certain options held by Mr. Beasley.

(11) Includes 7,000 shares issuable upon exercise of certain options held by Mr. Fritts.

(12) Includes 2,084 ESOP Shares allocated to Mr. Farmer and held by the Trust, as to which Mr. Farmer has sole voting power and shared dispositive power.

(13) Includes 3,377 ESOP Shares allocated to Mr. Moore and held by the Trust, as to which Mr. Moore has sole voting power and shared dispositive power.

(14) Includes 1,182 Conversion Shares, 230,241 shares issuable upon exercise of certain options held by the directors and executive officers, and 19,804 ESOP shares allocated to the executive officers and held by the Trust, as to which such officers have sole voting power and shared dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company does not have any information relevant to disclosure under
Item 404 of Regulation SK

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

      (3)(b)        Restated Bylaws as currently in effect.

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

      (4)(c) Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank (amending Rights Agreement dated May 16, 1989).

      (4)(d) Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank (amending
                    Rights Agreement dated May 16, 1989).

      (4)(e) Stock Purchase and Standstill Agreement dated March 22, 1999, by and between the Registrant and Solidus, LLC.

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

      (10)(g) Amended and Restated Secured Promissory Note dated November 21, 1997 from the J. Alexander's Corporation Employee Stock Ownership Trust to Registrant. (Exhibit
                    (10)(g) of the Registrant's Report on Form 10-K for the year ended December 28, 1997 is incorporated herein by reference).

      (10)(h) Amendment to Loan Agreement dated March 27, 1998, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and NationsBank of Tennessee, N.A. (Exhibit (10)(h) of the Registrant's Report on Form 10-K for the year ended December 28, 1997 is incorporated herein by reference).

      (10)(i)       Line of Credit Note dated March 27, 1998, by and between
                    J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and NationsBank of Tennessee, N.A. (Exhibit (10)(i) of the Registrant's Report on Form 10-K for the year ended December 28, 1997 is incorporated herein by reference).

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

       (23)         Consent of Independent Auditors.

(b)  Reports on Form 8-K:

     During the quarter ended January 3, 1999, the Company filed no reports on Form 8-K.

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

                                         J. ALEXANDER'S CORPORATION



Date:  3/22/99                           By: /s/Lonnie J. Stout II
      ----------                            --------------------------------
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


         Name                               Capacity                         Date
      ---------                           -------------                     -------
/s/Lonnie J. Stout II              Chairman, President, Chief Executive     3/22/99
------------------------------       Officer and Director
   Lonnie J. Stout II

/s/R. Gregory Lewis                Vice President and Chief Financial       3/22/99
------------------------------       Officer (Principal Financial
   R. Gregory Lewis                  Officer)

/s/Mark A. Parkey                  Controller                               3/22/99
------------------------------       (Principal Accounting Officer)
   Mark A. Parkey

/s/Earl Beasley, Jr.               Director                                 3/22/99
------------------------------
   Earl Beasley, Jr.

/s/E. Townes Duncan                Director                                 3/22/99
------------------------------
   E. Townes Duncan

/s/Garland G. Fritts               Director                                 3/22/99
------------------------------
   Garland G. Fritts

/s/John L.M. Tobias                Director                                 3/22/99
------------------------------
   John L.M. Tobias


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(2), (c) AND (d)

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                        FISCAL YEAR ENDED JANUARY 3, 1999

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES


             COL. A                                COL. B                       COL. C                COL. D      COL. E
---------------------------------------------   ------------         ----------------------------   ----------   ---------
                                                                               Additions

                                                  Balance at          Charged to      Charged to                  Balance
                                                  Beginning           Costs and    Other Accounts   Deductions-   at End
           Description                            of Period            Expenses       Describe       Describe    of Period
---------------------------------------------   -------------        ------------  ---------------- -----------  ----------
Year ended January 3, 1999:
   Valuation allowance for deferred tax assets    $3,865,000         $   530,000          $0           $0       $4,395,000


Year ended December 28, 1997:
   Valuation allowance for deferred tax assets    $        0          $3,865,000(1)       $0           $0       $3,865,000

Year ended December 29, 1996:
   Valuation allowance for deferred tax assets    $        0          $        0          $0           $0       $        0







(1) Includes a $2,393,000 increase to the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a 100% valuation allowance was appropriate as of December 28, 1997.

                           J. ALEXANDER'S CORPORATION

                                  EXHIBIT INDEX


Reference Number
per Item 601 of
Regulation S-K           Description
--------------           -----------
     (3)(b)              Restated Bylaws as currently in effect.

     (4)(c)              Amendments to Rights Agreement dated February 22, 1999.

     (4)(d)              Amendment to Rights Agreement dated March 22, 1999.

     (4)(e)              Stock Purchase and Standstill Agreement.

     (21)                List of subsidiaries of Registrant.

     (23)                Consent of Ernst & Young LLP, independent auditors

     (27)                Financial Data Schedule (FOR SEC USE ONLY)
