Form 10-K/A
period 1999-01-03
ALEXANDERS J CORP
filed 1999-05-14
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

       Management estimates that capital expenditures for 1999 for the West Bloomfield, Michigan restaurant which will be located on leased land and opened in 1999; for partial completion of the planned Cincinnati, Ohio restaurant (also to be located on leased land) for which construction is expected to begin in the fall of 1999 and will be completed in 2000; and for other additions and improvements to existing restaurants will total approximately $4.5 million. In addition, the Company is actively seeking a location for an additional restaurant to be opened in 2000. If a satisfactory location is found and successfully negotiated, any amounts expended in 1999 for this location, including land acquisition if the site were purchased, would be in addition to the amounts discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander's restaurant is currently approximately $2.6 million to $2.9 million. In general, the Company prefers to own its sites because of the long-term value of owning these assets. While both of the restaurants opened in 1998 were located on leased land, the cost of land for restaurants opened in 1997 ranged from $800,000 to $1,150,000.

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

       Alcoholic beverage control regulations require each of the Company's J. Alexander's restaurants to apply for and obtain from state authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant's operations. In certain states, the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the 11 states where J. Alexander's operates, ten have dram-shop statutes or recognize a cause of action for damages relating to sales of liquor to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit of $2 million and a limit per "common cause" of $1 million as part of its comprehensive general liability insurance. In addition, the Company's excess liability or "umbrella" policy provides aggregate and per occurrence coverage of $25 million above those limits.

       The Americans with Disabilities Act ("ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. Construction and remodeling projects since January 1992 have taken into account the requirements of the ADA. While no further expenditures relating to ADA compliance in existing restaurants are anticipated, the Company could be required to further modify its restaurants' physical facilities to comply with the provisions of the ADA.

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

         Same store sales and restaurant operating income, which include comparable results for all restaurants open for more than twelve months, increased in both 1998 and 1997 as compared to the prior years. Same store sales for 1998 averaged $76,300 per week on a base of 17 restaurants, a 4.8% increase over $72,800 for 1997. The increase in same store sales during 1998 is attributed to three separate menu price increases of approximately 3% each which were implemented in the months of March, May and July of 1998 as well as an increase of approximately 2% in guest counts. Operating margins as a percentage of sales for this group of restaurants improved to 12.3% in 1998 from 9.3% in 1997 due to the favorable effect of higher sales volumes, particularly as relates to labor costs and other operating expenses, which include certain components which are relatively fixed. Same store sales for 1997 on a base of thirteen restaurants increased by 1.2% to an average of $75,700 per week from $74,800 in 1996. For this same group of restaurants, restaurant operating income as a percentage of sales increased to 12.9% from 12.3%.

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

         General and administrative expenses in 1998 included the effect of both premium rebates and special rate discounts in the state of Ohio due to favorable experience of that state's workers' compensation fund. Further, the Company reduced certain of its estimated worker's compensation accruals, primarily for self-insured claims, for prior years as a result of favorable experience related to those estimates. Primarily because the Company does not expect similar factors to be present in 1999, general and administrative expenses are expected to increase as a percentage of sales as compared to 1998.

Pre-Opening Expense

         In 1997 the Company changed its accounting policy to expense all pre-opening costs as incurred rather than deferring and amortizing them over a period of twelve months from each restaurant's opening. A charge of $885,000 was recorded as of the beginning of 1997 to reflect the cumulative effect of this change. In 1996 the Company changed its amortization period for pre-opening costs from twenty-four months to twelve months. Due to only two restaurants being opened in 1998, pre-opening expenses, which are approximately $350,000 per restaurant, were $920,000 less in 1998 than in 1997. Pre-opening expenses are expected to be approximately $300,000 to $350,000 for 1999.

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

         In March 1999 the Company developed a plan for raising additional equity capital to further strengthen its financial position and, as part of this plan, completed a private sale of 1,086,266 shares of common stock to Solidus, LLC for approximately $4.1 million. In addition, the Company is filing a registration statement for a proposed rights offering pursuant to which shareholders of the Company on the record date for distribution of the rights will be given the opportunity to purchase up to 1,089,067 shares of common stock at a price of $3.75 per share, which is the same price per share as stock sold in the private sale. If the maximum number of shares are sold pursuant to the rights offering, the Company will receive net proceeds of approximately $3.9 million. Proceeds from the above transactions have been or will be used to repay borrowings outstanding under the Company's line of credit. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement. The Company believes that raising additional equity capital and repaying a portion of its outstanding debt will benefit the Company by reducing its debt to equity ratio and reducing interest expense and that it will provide greater flexibility to the Company in providing for future financing needs.

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

         THE COMPANY'S STATE OF READINESS. The Company has completed its assessment of its internal information technology systems and its major information technology vendors and detailed plans have been developed to address system modifications required by September 30, 1999. Generally, the Company's information systems are relatively new systems based on personal computer, rather than mainframe, technology. As a result, the Company's remediation process consists primarily of replacing personal computers which are not Year 2000 compliant and installing upgrades from certain third party software vendors which the Company has been advised will make that software Year 2000 compliant. As indicated, the assessment phase with respect to information technology systems has been completed. With respect to remediation, all of the Company's personal computers have been tested for Year 2000 compliance, and replaced as necessary. Software upgrades are expected to be installed on or before August 31, 1999, with testing completed by September 30, 1999. The Company estimates that its Year 2000 readiness initiatives with respect to its information technology systems are approximately 50% complete.

         The Company is currently in the process of assessing its non-information technology systems that utilize embedded technology such as microcontrollers and reviewing them for Year 2000 compliance. The Company will continue to assess these systems and take appropriate action with respect to non-Year 2000 compliant systems of this nature where practicable. However, the Company does not believe that non-Year 2000 compliance of these systems will have a material effect on the Company's operations.

         The Company's information systems are generally not interfaced with third party vendors. However, to operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. If the telecommunications carriers, public utilities and other Material Relationships do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition. The Company has had discussions with a limited number of its Material Relationships regarding their Year 2000 readiness and plans to further query certain of its Material Relationships in order to obtain additional information from them. The Company believes that making these inquiries nearer Year 2000 will allow it to receive the latest information from its Material Relationships regarding their state of readiness. The Company plans to complete its survey process prior to June 30, 1999, and will use information obtained from that process to further assess its risks and assist in the development of contingency plans prior to the end of 1999.

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

         THE COMPANY'S CONTINGENCY PLANS. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are determined to be susceptible to substantial risk of a disruption resulting from a Year 2000 related event. Because the Company's remediation, testing, and, with respect to Material Relationships, assessment phases are not complete, it has not fully assessed its risk from potential Year 2000 failures and has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that the testing process may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans, to the extent practicable, for such areas of business as and if such determinations are made.

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

      (4)(e) Stock Purchase and Standstill Agreement dated March 22, 1999, by and between the Registrant and Solidus, LLC.

      (4)(f) Amendment to Rights Agreement dated May 6, 1999, by and between the Registrant and SunTrust Bank (amending Rights Agreement dated May 16, 1989) (Exhibit 5 to the Registrant's Report on Form 8-A, Amendment No. 2, dated May 12, 1999, is incorporated herein by reference).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J. ALEXANDER'S CORPORATION



Date:  5/14/99                           By: /s/Lonnie J. Stout II
      ----------                            --------------------------------
                                         Lonnie J. Stout II
                                         Chairman, President and Chief Executive
                                         Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                               Capacity                         Date
      ---------                           -------------                     -------
/s/Lonnie J. Stout II              Chairman, President, Chief Executive     5/14/99
------------------------------       Officer and Director (Principal
   Lonnie J. Stout II                Executive Officer)

/s/R. Gregory Lewis                Vice President and Chief Financial       5/14/99
------------------------------       Officer (Principal Financial
   R. Gregory Lewis                  Officer)

/s/Mark A. Parkey                  Vice-President and Controller            5/14/99
------------------------------       (Principal Accounting Officer)
   Mark A. Parkey

/s/Earl Beasley, Jr.               Director                                 5/14/99
------------------------------
   Earl Beasley, Jr.

/s/E. Townes Duncan                Director                                 5/14/99
------------------------------
   E. Townes Duncan

/s/Garland G. Fritts               Director                                 5/14/99
------------------------------
   Garland G. Fritts

/s/John L.M. Tobias                Director                                 5/14/99
------------------------------
   John L.M. Tobias


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
