Form 10-Q
period 1999-04-04
ALEXANDERS J CORP
filed 1999-05-19
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended April 4, 1999
                                    -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                               ------------------   -------------------


Commission file number       1-8766
                       --------------------


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

       Common Stock Outstanding - 6,531,601 shares at May 18, 1999.



Page 1 of 16 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                          APRIL 4      January 3
                                                                            1999          1999
                                                                          --------      --------
                                                                         (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ........................................     $    292      $  1,022
   Accounts and notes receivable, including current portion of
     direct financing leases ........................................           91            77
   Inventories ......................................................          795           800
   Prepaid expenses and other current assets ........................          501           324
                                                                          --------      --------
     TOTAL CURRENT ASSETS ...........................................        1,679         2,223

OTHER ASSETS ........................................................          935           887

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $11,969 and $11,053 at
   April 4, 1999, and January 3, 1999, respectively .................       60,983        61,440

DEFERRED CHARGES, less amortization .................................          566           570
                                                                          --------      --------

                                                                          $ 64,163      $ 65,120
                                                                          ========      ========

                                                                          APRIL 4      January 3
                                                                            1999          1999
                                                                          --------      --------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................     $  3,214      $  3,491
   Accrued expenses and other current liabilities ...................        3,254         3,893
   Current portion of long-term debt and obligations under
     capital leases .................................................          491         1,917
                                                                          --------      --------
     TOTAL CURRENT LIABILITIES ......................................        6,959         9,301

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................       18,248        21,361

OTHER LONG-TERM LIABILITIES .........................................          877           727

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,531,601 and 5,431,335 shares at
     April 4, 1999, and January 3, 1999, respectively ...............          327           272
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................           --            --
   Additional paid-in capital .......................................       34,056        30,007
   Retained earnings ................................................        4,516         4,272
                                                                          --------      --------
                                                                            38,899        34,551

   Note receivable - Employee Stock Ownership Plan ..................         (820)         (820)
                                                                          --------      --------
     TOTAL STOCKHOLDERS' EQUITY .....................................       38,079        33,731
                                                                          --------      --------
                                                                          $ 64,163      $ 65,120
                                                                          ========      ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             Quarter Ended
                                                                          ----------------------
                                                                          APRIL 4       March 29
                                                                            1999          1998
                                                                          --------      --------
                                                                         (Unaudited)
Net sales ...........................................................     $ 19,208      $ 17,512

Costs and expenses:
   Cost of sales ....................................................        6,094         6,192
   Restaurant labor and related costs ...............................        6,373         5,965
   Depreciation and amortization of restaurant property
     and equipment ..................................................          920           853
   Other operating expenses .........................................        3,525         3,364
                                                                          --------      --------
     Total restaurant operating expenses ............................       16,912        16,374

General and administrative expenses .................................        1,703         1,495
Pre-opening expense .................................................           --           311
                                                                          --------      --------
Operating income (loss) .............................................          593          (668)
Other income (expense):
   Interest expense .................................................         (451)         (418)
   Other, net .......................................................          135           (18)
                                                                          --------      --------
     Total other expense ............................................         (316)         (436)
                                                                          --------      --------
Income (loss) before income taxes ...................................          277        (1,104)
Income tax provision ................................................           33            --
                                                                          --------      --------
Net income (loss) ...................................................     $    244      $ (1,104)
                                                                          ========      ========
Basic earnings (loss) per share .....................................     $    .04      $   (.20)
                                                                          ========      ========
Diluted earnings (loss) per share ...................................     $    .04      $   (.20)
                                                                          ========      ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                             Quarter Ended
                                                                          ----------------------
                                                                          APRIL 4       March 29
                                                                            1999          1998
                                                                          --------      --------
Net cash provided by operating activities ...........................     $    325      $  1,034

Net cash (used) by investing activities:
   Purchase of property and equipment ...............................         (573)       (1,613)
   Other investing activities .......................................          (45)           72
                                                                          --------      --------
                                                                              (618)       (1,541)
Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases ............       (1,433)          (15)
   Proceeds under bank line of credit agreement .....................        6,776         6,476
   Payments under bank line of credit agreement .....................       (9,882)       (5,172)
   Sale of stock and exercise of stock options ......................        4,102            --
                                                                          --------      --------
                                                                              (437)        1,289

(Decrease) increase in Cash and Cash Equivalents ....................         (730)          782

Cash and cash equivalents at beginning of period ....................        1,022           134
                                                                          --------      --------
Cash and Cash Equivalents at End of Period ..........................     $    292      $    916
                                                                          ========      ========











See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1999 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999, as amended.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                                      Quarter Ended
                                                                          APRIL 4       March 29
                                                                            1999          1998
                                                                          --------      --------

NUMERATOR:
Net income (loss) (numerator for basic earnings per share) ..........     $    277      $ (1,104)
Effect of dilutive securities .......................................           --            --
                                                                          --------      --------
Net income (loss) after assumed conversions (numerator for
     diluted earnings per share) ....................................     $    277      $ (1,104)
                                                                          ========      ========
DENOMINATOR:
Weighted average shares (denominator for basic earnings
     per share) .....................................................        5,600         5,421
Effect of dilutive securities:
     Employee stock options .........................................          173            --
                                                                          --------      --------
Adjusted weighted average shares and assumed conversions
     (denominator for diluted earnings per share) ...................        5,773         5,421
                                                                          ========      ========
Basic earnings (loss) per share .....................................     $    .04      $   (.20)
                                                                          ========      ========
Diluted earnings (loss) per share ...................................     $    .04      $   (.20)
                                                                          ========      ========

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net loss incurred during the first three months 1998, all 662,650 outstanding options were excluded from the computation of diluted earnings per share. For the quarter ended April 4, 1999, options to purchase approximately 224,000 shares of common stock ranging in price from $4.97 to $11.69, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE C - SALE OF STOCK

         On March 22, 1999, the Company completed a private sale of 1,086,266 shares of common stock for approximately $4.1 million to Solidus, LLC ("Solidus"). E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus. In addition, the Company has commenced a rights offering pursuant to which shareholders of the Company on the record date for distribution of the rights will be given the opportunity to purchase up to 1,089,067 shares of common stock at a price of $3.75 per share, which is the same price per share as stock sold in the private sale. If the maximum number of shares are sold pursuant to the rights offering, the Company will receive net proceeds of approximately $3.9 million. Proceeds from the above transactions have been or will be used to repay borrowings outstanding under the Company's line of credit. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement.

NOTE D - PROPERTY AND EQUIPMENT

         Effective as of January 4, 1999, the Company changed the estimated useful life of its buildings from 25 years to 30 years. Also, the estimated life of leasehold improvements was changed to include an amortization period based on the lesser of the lease term, generally including renewal options, or the useful life of the asset, including the longer 30 year life for structures. The effect of these changes was to increase net income for the quarter ended April 4, 1999 by approximately $66,000, or $.01 per share.

NOTE E - COMPREHENSIVE INCOME

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". The Company has no items of comprehensive income and, accordingly, adoption of the Statement has had no effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                                        Quarter Ended
                                                                   APRIL 4        March 29
                                                                    1999            1998
                                                                  ---------       ---------
Net sales ...................................................         100.0%          100.0%
Costs and expenses:
     Cost of sales ..........................................          31.7            35.4
     Restaurant labor and related costs .....................          33.2            34.1
     Depreciation and amortization of restaurant property and
         equipment ..........................................           4.8             4.9
     Other operating expenses ...............................          18.4            19.2
                                                                  ---------       ---------
         Total restaurant operating expenses ................          88.0            93.5

General and administrative expenses .........................           8.9             8.5
Pre-opening expense .........................................            --             1.8
                                                                  ---------       ---------
Operating income (loss) .....................................           3.1            (3.8)

Other income (expense):
     Interest expense .......................................          (2.3)           (2.4)
     Other, net .............................................           0.7            (0.1)
                                                                  ---------       ---------
         Total other expense ................................          (1.6)           (2.5)

Income (loss) before income taxes ...........................           1.4            (6.3)
Income tax provision ........................................          (0.2)             --
                                                                  ---------       ---------
Net income (loss) ...........................................           1.3%           (6.3)%
                                                                  =========       =========
Restaurants open at end of period ...........................            20              19
                                                                  =========       =========
Weighted average weekly sales per restaurant:
     All restaurants ........................................     $  73,900       $  73,900
     Same store restaurants .................................     $  76,900       $  74,100

NET SALES

         Net sales increased $1,696,000, or 9.7%, for the first quarter of 1999, as compared to the same period of 1998, due primarily to the opening of new restaurants. Same store sales, which include comparable sales for the 18 restaurants open for more than 12 months, averaged $76,900 for the first quarter of 1999, an increase of 3.8% over $74,100 averaged for the first quarter of 1998. The increase in same store sales during 1999 is primarily attributed to three separate menu price increases of approximately 3% each which were implemented in the months of March, May and July of 1998. Weighted average weekly sales for all restaurants totaled $73,900 for both the first quarter of 1999 as well as the corresponding period of the prior year.

         As noted in previous filings, management continues to believe that the primary issue faced by the Company in returning it to consistent profitability is the improvement of sales in several of its restaurants, particularly its newer restaurants. Management intends to accomplish this through a series of initiatives which began in 1997 when guest service support was increased in some of the Company's newer restaurants in order to ensure the highest quality of operations. Other actions taken include the implementation of operational systems designed to provide quicker service and increase table turns and the implementation during the fourth quarter of 1998 of an extensive profit improvement plan which included certain menu and procedural changes and which took advantage of significant purchasing opportunities. This plan resulted in significant food cost savings without sacrificing product quality, while also improving the quality and efficiency of operations. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

COSTS AND EXPENSES

         Restaurant costs and expenses for all restaurants decreased to 88.0% of sales during the first quarter of 1999, as compared to 93.5% for the same period during 1998. This decrease was due to a reduction in restaurant costs and expenses in the same store group of 18 restaurants from 93.2% in the first quarter of 1998 to 85.8% during the first quarter of 1999, which more than offset higher costs associated with the two new restaurants opened during 1998. Reduced cost of sales, which includes food and alcoholic beverage costs, coupled with efficiencies in labor and other operating expenses achieved at higher sales volumes and management's emphasis on expense control, were the primary factors responsible for the improvements in the same store group achieved during the 1999 period. Cost of sales for all restaurants decreased from 35.4% of sales in the 1998 quarter to 31.7% of sales in the 1999 period, primarily due to management's emphasis on increased efficiencies in this area, including the profit improvement plan discussed previously, and the menu price increases noted above.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.9% of sales during the first quarter of 1999 as compared to 8.5% of sales during the corresponding period of 1998. Management anticipates that general and administrative costs will represent a higher percentage of sales during 1999 on a comparative basis due to favorable experience in 1998 associated with the Company's workers' compensation and self-insured group medical programs that is not expected to reoccur during 1999.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. As a result of the timing of new restaurant openings, there was no pre-opening expense during the first quarter of 1999. Pre-opening expense of $311,000 during the first quarter of 1998 related to the Louisville restaurant which opened in March, 1998.

OTHER INCOME (EXPENSE)

         Interest expense increased by $33,000 during the first quarter of 1999 compared to the same period of 1998 due primarily to the use of the Company's line of credit to fund development of new restaurants and due to lower amounts of capitalized interest associated with new unit development.

         Other income increased $153,000 during the first quarter of 1999 compared to the same period during 1998, primarily due to a $90,000 gain associated with the Company's purchase of a portion of its outstanding convertible debentures.

INCOME TAXES

          The Company has recorded a tax provision for the first quarter of 1999 using an 11.9% effective tax rate. This effective tax rate differs from the federal statutory rate of 34% primarily due to a provision for certain expiring federal net operating loss and credit carryforwards, nondeductible expenses, and state income taxes, offset by a decrease in the valuation allowance and the benefit of FICA tip credits generated during 1999.

         No income tax benefit was recorded on the pre-tax loss for the first quarter of 1998, as management was unable to conclude that it was more likely than not that the carryforwards generated by this and previous losses would be realized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $325,000 and $1,034,000 during the first quarters of 1999 and 1998, respectively. Cash and cash equivalents decreased from $1,022,000 at year end 1998 to $292,000 at April 4, 1999.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, on June 1, 1999, the Company has an annual sinking fund requirement of $1,875,000 in connection with its Convertible Subordinated Debentures, approximately $1.4 million of which will be satisfied through the delivery of bonds purchased in the open market during the first quarter of 1999.

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

         While a working capital deficit of $5,280,000 existed as of April 4, 1999, the Company does not believe that this deficit impairs the overall financial condition of the Company because it expects cash flow from operations to be adequate to meet current obligations, including the scheduled sinking fund payment noted above. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures through its expiration date of July 1, 2000 and which will also provide liquidity for meeting working capital or other needs. At April 4, 1999, borrowings outstanding under this line of credit were $6,164,000. The line of credit agreement contains certain covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at April 4, 1999 and, based on a current assessment of its business, believes it will continue to comply with those covenants through July 1, 2000. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2000.

         In March 1999 the Company developed a plan for raising additional equity capital to further strengthen its financial position and, as part of this plan, completed a private sale of 1,086,266 shares of common stock to Solidus for approximately $4.1 million. The proceeds from this sale were used to reduce the Company's outstanding borrowings under its line of credit. In addition, the Company has commenced a rights offering pursuant to which shareholders of the Company on the record date for distribution of the rights will be given the opportunity to purchase up to 1,089,067 shares of common stock at a price of $3.75 per share, which is the same price per share as stock sold in the private sale. If the maximum number of shares are sold pursuant to the rights offering, the Company will receive net proceeds of approximately $3.9 million. Proceeds from the rights offering will be used to repay borrowings outstanding under the Company's line of credit. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement. The Company believes that raising additional equity capital and repaying a portion of its outstanding debt will benefit the Company by reducing its debt to equity ratio and reducing interest expense and that it will provide greater flexibility to the Company in providing for future financing needs.

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

         THE COMPANY'S STATE OF READINESS. The Company has completed its assessment of its internal information technology systems and its major information technology vendors and detailed plans have been developed to address system modifications required by September 30, 1999. Generally, the Company's information systems are relatively new systems based on personal computer, rather than mainframe, technology. As a result, the Company's remediation process consists primarily of replacing personal computers which are not Year 2000 compliant and installing upgrades from certain third party software vendors which the Company has been advised will make that software Year 2000 compliant. As indicated, the assessment phase with respect to information technology systems has been completed. With respect to remediation, all of the Company's personal computers have been tested for Year 2000 compliance, and replaced as necessary. Software upgrades are expected to be installed on or before August 31, 1999, with testing completed by September 30, 1999. The Company estimates that its Year 2000 readiness initiatives with respect to its information technology systems is approximately 60% complete.

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

         RISKS PRESENTED BY YEAR 2000 PROBLEMS. The Company has begun the testing phase of its Year 2000 Plan. However, until testing is complete the Company cannot fully assess the risks of its Year 2000 issue. As a result of the testing process, the Company may identify areas of its business that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the current status of the implementation of the Company's Year 2000 Plan, and should not be construed to mean that there is no area of the Company's business which is at risk of a Year 2000 related disruption. As noted above, many of the Company's business critical Material Relationships may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

         THE COMPANY'S CONTINGENCY PLANS. The Company's Year 2000 Plan calls for the development of contingency plans for areas of the business that are determined to be susceptible to substantial risk of a disruption resulting from a Year 2000 related event. Because the Company's remediation, testing and, with respect to Material Relationships, assessment phases are not complete, it has not fully assessed its risk from potential Year 2000 failures and has not yet developed detailed contingency plans specific to Year 2000 events for any specific area of business. The Company does, however, maintain contingency plans, outside of the scope of the Year 2000 issue, designed to address various other business interruptions. The Company is prepared for the possibility that the testing process may hereafter identify certain areas of business at risk. Consistent with its Year 2000 Plan, the Company will develop specific Year 2000 contingency plans, to the extent practicable, for such areas of business as and if such determinations are made.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the disclosures set forth in
Item 7a of the Company's Annual Report on Form 10-K, as amended, filed with the Commission on May 14, 1999.

PART II - OTHER INFORMATION

Item 2.  Sale of Unregistered Securities

         On March 22, 1999, Solidus purchased 1,086,266 shares of common stock from the Company for $4,073,497.50, or $3.75 per share. This sale to Solidus was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      Annual meeting held May 6, 1999.

         (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

         (c) At the Annual Meeting conducted May 6, 1999, the shareholders voted on the Election of directors. A summary of the vote is as follows:

             Beasley       Duncan        Fritts         Stout        Tobias
            ---------     ---------     ---------     ---------     ---------
For         5,379,922     5,381,904     5,387,814     5,382,949     5,375,591
Against        37,796        35,814        29,904        34,769        42,127
Abstain        28,399        28,399        28,399        28,399        28,399

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit (27)       Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed for the quarter ended April 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                J. ALEXANDER'S CORPORATION


                                /s/ Lonnie J. Stout II
                                ------------------------------------------------
                                Lonnie J. Stout II
                                Chairman, President and Chief Executive Officer




                                /s/ R. Gregory Lewis
                                ------------------------------------------------
                                R. Gregory Lewis
                                Vice-President and Chief Financial Officer



Date: May 18, 1999

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

 Exhibit No.                                                Page No.
-------------                                               --------

    (27)        Financial Data Schedules               (For SEC Use Only)