Form 10-Q
period 1999-07-04
ALEXANDERS J CORP
filed 1999-08-18
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 4, 1999
                           ------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to                      .
                               --------------------   ---------------------
Commission file number          1-8766
                       ----------------------------------

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Common Stock Outstanding - 6,772,216 shares at August 17, 1999.



Page 1 of 16 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                           JULY 4      January 3
                                                                            1999          1999
                                                                          --------      --------
                                                                         (Unaudited)
                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................................     $    796      $  1,022
   Accounts and notes receivable, including current portion of
     direct financing leases ........................................          107            77
   Inventories ......................................................          807           800
   Prepaid expenses and other current assets ........................          505           324
                                                                          --------      --------
     TOTAL CURRENT ASSETS ...........................................        2,215         2,223

OTHER ASSETS ........................................................          898           887

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $12,786 and $11,053 at
   July 4, 1999, and January 3, 1999, respectively ..................       60,720        61,440

DEFERRED CHARGES, less amortization .................................          532           570
                                                                          --------      --------
                                                                          $ 64,365      $ 65,120
                                                                          ========      ========

                                                                           JULY 4      January 3
                                                                            1999          1999
                                                                          --------      --------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................     $  3,167      $  3,491
   Accrued expenses and other current liabilities ...................        2,879         3,893
   Current portion of long-term debt and obligations under
     capital leases .................................................        1,733         1,917
                                                                          --------      --------
     TOTAL CURRENT LIABILITIES ......................................        7,779         9,301

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................       17,051        21,361

OTHER LONG-TERM LIABILITIES .........................................          925           727

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,772,216 and 5,431,335 shares at
     July 4, 1999, and January 3, 1999, respectively ................          339           272
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................           --            --
   Additional paid-in capital .......................................       34,741        30,007
   Retained earnings ................................................        4,350         4,272
                                                                          --------      --------
                                                                            39,430        34,551

   Note receivable - Employee Stock Ownership Plan ..................         (820)         (820)
                                                                          --------      --------
     TOTAL STOCKHOLDERS' EQUITY .....................................       38,610        33,731
                                                                          --------      --------
                                                                          $ 64,365      $ 65,120
                                                                          ========      ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Six Months Ended         Quarter Ended
                                                 --------------------    --------------------
                                                  JULY 4     June 28      JULY 4     June 28
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
Net sales ....................................   $ 37,970    $ 35,607    $ 18,762    $ 18,095

Costs and expenses:
   Cost of sales .............................     12,245      12,510       6,151       6,318
   Restaurant labor and related costs ........     12,871      11,969       6,498       6,004
   Depreciation and amortization of
     restaurant property and equipment........      1,820       1,778         900         925
   Other operating expenses ..................      7,115       6,747       3,590       3,383
                                                 --------    --------    --------    --------
     Total restaurant operating expenses......     34,051      33,004      17,139      16,630

General and administrative expenses ..........      3,108       2,783       1,405       1,288
Pre-opening expense ..........................         --         364          --          53
                                                 --------    --------    --------    --------
Operating income (loss) ......................        811        (544)        218         124
Other income (expense):
   Interest expense ..........................       (823)       (907)       (372)       (489)
   Other, net ................................        123         (18)        (12)         --
                                                 --------    --------    --------    --------
     Total other income (expense) ............       (700)       (925)       (384)       (489)
                                                 --------    --------    --------    --------
Income (loss) before income taxes ............        111      (1,469)       (166)       (365)
Income tax provision .........................        (33)         --          --          --
                                                 --------    --------    --------    --------
Net income (loss) ............................   $     78    $ (1,469)   $   (166)   $   (365)
                                                 ========    ========    ========    ========
Basic earnings (loss) per share ..............   $    .01    $   (.27)   $   (.03)   $   (.07)
                                                 ========    ========    ========    ========
Diluted earnings (loss) per share ............   $    .01    $   (.27)   $   (.03)   $   (.07)
                                                 ========    ========    ========    ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                               Six Months Ended
                                                             --------------------
                                                              JULY 4     June 28
                                                               1999        1998
                                                             --------    --------
Net cash provided by operating activities ................   $    806    $  1,079

Net cash provided (used) by investing activities:
   Purchase of property and equipment ....................     (1,312)     (2,793)
   Other investing activities ............................        (27)        309
                                                             --------    --------
                                                               (1,339)     (2,484)

Net cash provided (used) provided by financing activities:
   Payments on debt and obligations under capital leases .     (2,075)     (1,893)
   Proceeds under bank line of credit agreement ..........     14,538      15,326
   Payments under bank line of credit agreement ..........    (16,957)    (11,337)
   Sale of stock and exercise of stock options ...........      4,801           1
                                                             --------    --------
                                                                  307       2,097

(Decrease) increase in cash and cash equivalents .........       (226)        692

Cash and cash equivalents at beginning of period .........      1,022         134
                                                             --------    --------
Cash and cash equivalents at end of period ...............   $    796    $    826
                                                             ========    ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1999 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999, as amended.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)             Six Months Ended       Quarter Ended
                                                     ----------------    ------------------
                                                     JULY 4   June 28     JULY 4    June 28
                                                      1999     1998       1999       1998
                                                     ------   -------    -------    -------
NUMERATOR:
Net income (loss) (numerator for basic earnings
     per share) ..................................   $   78   $(1,469)   $  (166)   $  (365)
Effect of dilutive securities ....................       --        --         --         --
                                                     ------   -------    -------    -------
Net income (loss) after assumed conversions
     (numerator for diluted earnings per share) ..   $   78   $(1,469)   $  (166)   $  (365)
                                                     ======   =======    =======    =======
DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) .........................    6,083     5,421      6,566      5,421
Effect of dilutive securities:
     Employee stock options ......................      166        --         --         --
                                                     ------   -------    -------    -------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) ..................................    6,249     5,421      6,566      5,421
                                                     ======   =======    =======    =======
Basic earnings (loss) per share ..................   $  .01   $  (.27)   $  (.03)   $  (.07)
                                                     ======   =======    =======    =======
Diluted earnings (loss) per share ................   $  .01   $  (.27)   $  (.03)   $  (.07)
                                                     ======   =======    =======    =======

In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net losses incurred during the first six months of 1998, as well as the second quarter of both 1999 and 1998, all outstanding options were excluded from the computation of diluted earnings per share for these periods. Options for the purchase of approximately 222,000 shares of common stock, ranging in price from $4.97 to $11.69, were excluded from the computation of diluted earnings per share for the first six months of 1999 due to their antidilutive effect.

NOTE C - SALE OF STOCK

         On March 22, 1999, the Company completed a private sale of 1,086,266 shares of common stock for approximately $4.1 million to Solidus, LLC ("Solidus"). E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus. In addition, on June 21, 1999 the Company completed a rights offering wherein shareholders of the Company purchased an additional 240,615 shares of common stock at a price of $3.75 per share, which was the same price per share as stock sold in the private sale. When combined with the proceeds from the private sale noted above, the rights offering raised net proceeds to the Company of approximately $4.8 million, which was used to repay a portion of the debt outstanding under the Company's revolving credit facility. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement.

NOTE D - PROPERTY AND EQUIPMENT

         Effective as of January 4, 1999, the Company changed the estimated useful life of its buildings from 25 years to 30 years. Also, the estimated life of leasehold improvements was changed to include an amortization period based on the lesser of the lease term, generally including renewal options, or the useful life of the asset, including the longer 30 year life for structures. The effect of these changes was to increase net income for the quarter and six month periods ended July 4, 1999 by approximately $85,000 and $151,000, respectively, representing an increase to diluted earnings per share of $.01 and $.02 for the respective periods.

NOTE E - SHAREHOLDER RIGHTS PLAN

         Effective May 6, 1999, the Company's Board of Directors amended the existing shareholder rights plan by extending the final expiration date to May 16, 2004.

NOTE F - COMPREHENSIVE INCOME

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                    Six Months Ended             Quarter Ended
                                                -----------------------     -----------------------
                                                  JULY 4       June 28        JULY 4       June 28
                                                   1999          1998          1999          1998
                                                ---------     ---------     ---------     ---------
Net sales ...................................       100.0%        100.0%        100.0%        100.0 %
Costs and expenses:
     Cost of sales ..........................        32.2          35.1          32.8          34.9
     Restaurant labor and related costs .....        33.9          33.6          34.6          33.2
     Depreciation and amortization of
         restaurant property and equipment ..         4.8           5.0           4.8           5.1
     Other operating expenses ...............        18.7          18.9          19.1          18.7
                                                ---------     ---------     ---------     ---------
         Total restaurant operating expenses         89.7          92.7          91.3          91.9

General and administrative expenses .........         8.2           7.8           7.5           7.1
Pre-opening expense .........................          --           1.0            --           0.3
                                                ---------     ---------     ---------     ---------
Operating income (loss) .....................         2.1          (1.5)          1.2           0.7
Other income (expense):

     Interest expense .......................        (2.2)         (2.5)         (2.0)         (2.7)
     Other, net .............................         0.3          (0.1)         (0.1)           --
                                                ---------     ---------     ---------     ---------
         Total other income (expense) .......        (1.8)         (2.6)         (2.1)         (2.7)
                                                ---------     ---------     ---------     ---------
Income (loss) before income taxes ...........         0.3          (4.1)         (0.9)         (2.0)
Income tax provision ........................        (0.1)           --            --            --
                                                ---------     ---------     ---------     ---------
Net income (loss) ...........................         0.2%         (4.1)%        (0.9)%        (2.0)%
                                                =========     =========     =========     =========

Restaurants open at end of period ...........          20            19

Weighted average weekly sales per restaurant:
     All restaurants ........................   $  73,100     $  73,600     $  72,300     $  73,300
     Same store restaurants .................   $  75,300     $  73,700     $  73,800     $  73,300

NET SALES

         Net sales increased 6.6% and 3.7% for the first six months and second quarter of 1999, as compared to the same periods of 1998, due primarily to the opening of new restaurants. Same store sales, which include comparable sales for the 19 restaurants open for more than 12 months, averaged $75,300 and $73,800 for the first six months and second quarter of 1999, representing increases of 2.2% and 0.7% over the $73,700 and $73,300 recorded during the corresponding periods of 1998. The increases in same store sales during the 1999 periods are primarily attributed to the impact of three separate menu price increases of approximately 3% each which were implemented in the months of March, May and July of 1998. The average guest check, excluding alcoholic beverage sales, increased by approximately 5% during the second quarter of 1999 compared to the same period in 1998. Weighted average weekly sales for all restaurants, which reflect the full impact of lower sales volumes in new restaurants opened in 1998, were $73,100 and $73,200 for the first six months and second quarter of 1999, compared to $73,600 and $73,300 for the corresponding periods of 1998.

         As noted in previous filings, the Company's newer restaurants continue to significantly affect its overall financial performance. As an indication of this, the Company's 14 restaurants opened prior to 1997 posted restaurant operating margins of 14.7% for the first half of 1999, while averaging weekly sales per restaurant of $79,300. Restaurant margins for the remaining six restaurants were a negative 3.6% for this period on average weekly sales of $58,500. The Company's three newest restaurants posted losses at the restaurant level of approximately $700,000 for the first six months of 1999. The Company was profitable for the first quarter of 1999 and for the year to date, but was not profitable for the second quarter of the year. Management believes that the primary issue faced by the Company in achieving and maintaining profitability is the improvement of sales and operating results in its newer restaurants. Management intends to accomplish this through a series of initiatives which began in 1997 when guest service support was increased in some of the Company's newer restaurants in order to ensure the highest quality of operations. Other actions taken include the implementation of operational systems designed to provide quicker service and increase table turns and the implementation during the fourth quarter of 1998 of an extensive profit improvement plan which included certain menu and procedural changes and which took advantage of significant purchasing opportunities. This plan resulted in significant food cost savings without sacrificing product quality, while also improving the quality and efficiency of operations. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

COSTS AND EXPENSES

         Restaurant costs and expenses for all restaurants decreased to 89.7% and 91.3% of net sales for the first six months and second quarter of 1999, compared to 92.7% and 91.9% for the corresponding periods in 1998. These decreases were due to reductions in restaurant costs and expenses in the same store group of 19 restaurants from 92.5% and 91.9% of sales during the first six months and second quarter of 1998 to 88.0% and 90.1% of sales during the comparable periods in 1999, with such reductions more than offsetting higher costs associated with the two new restaurants opened during 1998. For both groups of restaurants, the decreases were due primarily to lower cost of sales resulting from management's emphasis on increased efficiencies in this area, including the profit improvement plan discussed previously, and the menu price increases noted above. Despite the overall decrease in restaurant costs and expenses, labor costs as a percentage of sales did increase, particularly in the second quarter of 1999, when compared to the prior year due to increased labor rate pressures, emphasis on staffing levels to ensure that appropriately high levels of service are maintained, and special support programs in certain of the Company's newer restaurants.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.2% and 7.5% of sales during the first six months and second quarter of 1999, as compared to 7.8% and 7.1% of sales in the corresponding periods of 1998. These increases were due primarily to favorable experience under the Company's workers' compensation program which were included in the 1998 results. The Company also recorded the effect of favorable workers' compensation experience in the second quarter of 1999, though not to the extent as was included in the 1998 results. Primarily because the Company does not expect to record further benefits of significance under its workers' compensation program for the remainder of 1999 and because of expected increases in training and other costs, general and administrative expenses for the third and fourth quarters of 1999 are expected to be higher than for the second quarter of 1999. Also, management anticipates that general and administrative expenses will continue to represent a higher percentage of sales for the last half of 1999 than for the last half of 1998 due, in part, to favorable experience under the Company's workers' compensation program recorded during the 1998 period.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. As a result of the timing of new restaurant openings, there was no pre-opening expense during the first six months and second quarter of 1999. Pre-opening expense of $364,000 and $53,000 during the first six months and second quarter of 1998 related to the Louisville and Baton Rouge restaurants which opened in March and September of 1998, respectively.

OTHER INCOME (EXPENSE)

         Interest expense decreased by $84,000 and $117,000 during the first six months and second quarter of 1999 as compared to the corresponding periods in 1998 due primarily to the impact of reduced balances associated with the Company's convertible subordinated debentures and a reduction in the Company's line of credit after applying proceeds from sales of stock in March and June, 1999, to the outstanding balance on the line.

         Other income increased $141,000 during the first six months of 1999 as compared to the same period in 1998 due primarily to a $104,000 gain associated with the Company's purchase of a portion of its outstanding convertible debentures.

INCOME TAXES

          The Company has recorded a tax provision for the first six months of 1999 totaling $33,000. No income tax benefit was recorded on the pre-tax losses for the first six months and second quarter of 1998, as management was unable to conclude that it was more likely than not that the carryforwards generated by these and previous losses would be realized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $806,000 and $1,079,000 during the first six months of 1999 and 1998, respectively. Cash and cash equivalents decreased from $1,022,000 at year end 1998 to $796,000 at July 4, 1999.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. The Company also has an annual sinking fund requirement of $1,875,000 in connection with its Convertible Subordinated Debentures which has been met through June 1, 1999. In addition, the Company has purchased approximately $700,000 principal amount of these bonds, of which approximately $500,000 principal amount were purchased subsequent to the end of the second quarter, in the open market to be used toward the 2000 sinking fund requirement.

         Management estimates that capital expenditures for 1999 for the West Bloomfield, Michigan restaurant which will be located on leased land and opened in 1999; for partial completion of the planned Cincinnati, Ohio restaurant (also to be located on leased land) for which construction is expected to begin in the fall of 1999 to be completed in 2000; and for other additions and improvements to existing restaurants will total approximately $4.5 million. Although the Company is seeking a location for an additional restaurant to be opened in 2000, it does not expect to make significant cash outlays in 1999 with respect to any such location.

         While a working capital deficit of $5,564,000 existed as of July 4, 1999, the Company does not believe that this deficit impairs the overall financial condition of the Company because it expects cash flow from operations to be adequate to meet current obligations, including the annual sinking fund payment noted above. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures through its expiration date of July 1, 2000 and which will also provide liquidity for meeting working capital or other needs. At July 4, 1999, borrowings outstanding under this line of credit were $6,851,000. The line of credit agreement contains certain covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at July 4, 1999 and, based on a current assessment of its business, believes it will continue to comply with those covenants through July 1, 2000. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2000. However, the Company expects to seek an extension of the credit line prior to that time. Management believes that it has the ability to complete related negotiations prior to July 1, 2000 and that the line of credit will provide adequate liquidity for the Company through 2000; however, there can be no assurance that the Company will be successful in obtaining modifications to its existing credit agreement.

         In March 1999 the Company developed a plan for raising additional equity capital to further strengthen its financial position and, as part of this plan, completed a private sale of 1,086,266 shares of common stock for approximately $4.1 million. In addition, on June 21, 1999, the Company completed a rights offering wherein shareholders of the Company purchased an additional 240,615 shares of common stock at a price of $3.75 per share, which was the same price per share as stock sold in the private sale. The private sale noted above and the rights offering raised net proceeds to the Company of approximately $4.8 million which were used to repay a portion of the debt outstanding under the Company's revolving credit facility. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement. The Company believes that raising additional equity capital and repaying a portion of its outstanding debt will benefit the Company by reducing its debt to equity ratio and reducing interest expense and that it will provide greater flexibility to the Company in providing for future financing needs.

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

         THE COMPANY'S STATE OF READINESS. The Company has completed its assessment of its internal information technology systems and its major information technology vendors and detailed plans have been developed to address system modifications required by September 30, 1999. Generally, the Company's information systems are relatively new systems based on personal computer, rather than mainframe, technology. As a result, the Company's remediation process consists primarily of replacing personal computers which are not Year 2000 compliant and installing upgrades from certain third party software vendors which the Company has been advised will make that software Year 2000 compliant. As indicated, the assessment phase with respect to information technology systems has been completed. With respect to remediation, all of the Company's personal computers have been tested for Year 2000 compliance, and replaced as necessary. Software upgrades are expected to be installed on or before August 31, 1999, with testing completed by September 30, 1999. The Company estimates that its Year 2000 readiness initiative with respect to its information technology systems is approximately 75% complete.

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

         The Company's information systems are generally not interfaced with third party vendors. However, to operate its business, the Company relies upon government agencies, utility companies, providers of telecommunication services, suppliers, and other third party service providers ("Material Relationships"), over which it can assert little control. The Company's ability to conduct its core business is dependent upon the ability of these Material Relationships to fix their Year 2000 issues to the extent they affect the Company. If the telecommunications carriers, public utilities and other Material Relationships do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its core business may be materially impacted, which could result in a material adverse effect on the Company's financial condition. The Company has had discussions with a number of its Material Relationships regarding their Year 2000 readiness and has surveyed certain of its Material Relationships in order to obtain additional information from them which will be used to further assess its risks and assist in the development of contingency plans prior to the end of 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The Company expenses costs associated with Year 2000 system changes as the costs are incurred except for system change costs that the Company would otherwise capitalize. To date, the Company has incurred costs of approximately $15,000 in connection with its Year 2000 compliance plan ("Year 2000 Plan") and estimates it will spend an additional $50,000 to $150,000 to complete its Year 2000 Plan. The financial impact of these expenses has not been material, and the Company does not expect future remediation costs to be material to the Company's consolidated financial position or results of operations. However, the Company is unable to estimate the costs that it may incur as a result of Year 2000 problems suffered by the parties with which it deals, such as Material Relationships, and there can be no assurance that the Company will successfully address the Year 2000 problems present in its own systems.

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

FORWARD-LOOKING STATEMENTS

         Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company's ability to increase sales in certain of its restaurants, particularly its newer restaurants; the Company's ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; changes in consumer tastes; and government regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the disclosures set forth in
Item 7a of the Company's Annual Report on Form 10-K, as amended, filed with the Commission on May 14, 1999.

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  As set forth in the Company's Form 8-A/A, Amendment No. 2 filed on May 12, 1999, effective May 6, 1999, the Company's Board of Directors amended the existing shareholder rights plan by extending the final expiration date to May 16, 2004.

Item 6.           Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  Exhibit (27)    Financial Data Schedule (for SEC use only)

              (b) The following Current Reports on Form 8-K were filed for the quarter ended July 4, 1999:

                  On May 28, 1999, the Company filed a Form 8-K containing Item 5 describing a press release dated May 28, 1999 (also filed as an exhibit pursuant to Item 7 of Form 8-K) stating that the Company's Board of Directors had declined to pursue discussions regarding a contingent proposal by O'Charley's, Inc. to purchase the Company for $5.50 per share in cash.

                  On June 23, 1999, the Company filed a Form 8-K containing Item 5 describing a press release dated June 22, 1999 (also filed as an exhibit pursuant to Item 7 of Form 8-K) stating that the Company's rights offering to existing holders of its common stock had closed.

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

                                 /s/ R. Gregory Lewis
                                 -----------------------------------------------
                                 R. Gregory Lewis
                                 Vice-President and Chief Financial Officer
                                 (Principal Financial Officer)







Date: August 17, 1999

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit No.                                                        Page No.
-----------                                                        --------
  (27)           Financial Data Schedules                     (For SEC Use Only)