Form 10-Q
period 1999-10-03
ALEXANDERS J CORP
filed 1999-11-17
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 3, 1999
                           ---------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    ----------------------

Commission file number    1-8766
                      --------------

                           J. ALEXANDER'S CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Tennessee                                    62-0854056
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                  (615)269-1900
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Common Stock Outstanding - 6,772,216 shares at November 17, 1999.


Page 1 of 15 pages.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                          OCTOBER 3     January 3
                                                                            1999          1999
                                                                          --------      --------
                                                                        (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ........................................     $    792      $  1,022
   Accounts and notes receivable, including current portion of
     direct financing leases ........................................          115            77
   Inventories ......................................................          654           800
   Prepaid expenses and other current assets ........................          527           324
                                                                          --------      --------
     TOTAL CURRENT ASSETS ...........................................        2,088         2,223

OTHER ASSETS ........................................................          804           887

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $13,666 and $11,053 at
   October 3, 1999, and January 3, 1999, respectively ...............       61,368        61,440

DEFERRED CHARGES, less amortization .................................          507           570
                                                                          --------      --------
                                                                          $ 64,767      $ 65,120
                                                                          ========      ========

                                                                          OCTOBER 3     January 3
                                                                            1999          1999
                                                                          --------      --------
                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................     $  3,569      $  3,491
   Accrued expenses and other current liabilities ...................        3,175         3,893
   Current portion of long-term debt and obligations under
     capital leases .................................................        1,205         1,917
                                                                          --------      --------
     TOTAL CURRENT LIABILITIES ......................................        7,949         9,301

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................       18,065        21,361

OTHER LONG-TERM LIABILITIES .........................................          973           727

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,772,216 and 5,431,335 shares at
     October 3, 1999, and January 3, 1999, respectively .............          339           272
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................           --            --
   Additional paid-in capital .......................................       34,731        30,007
   Retained earnings ................................................        3,530         4,272
                                                                          --------      --------
                                                                            38,600        34,551
   Note receivable - Employee Stock Ownership Plan ..................         (820)         (820)
                                                                          --------      --------
     TOTAL STOCKHOLDERS' EQUITY .....................................       37,780        33,731
                                                                          --------      --------
                                                                          $ 64,767      $ 65,120
                                                                          ========      ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Nine Months Ended          Quarter Ended
                                                  -----------------          -------------
                                             OCTOBER 3   September 27   OCTOBER 3    September 27
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
Net sales ..............................     $ 57,011      $ 53,694      $ 19,041      $ 18,087

Costs and expenses:
   Cost of sales .......................       18,819        18,651         6,574         6,141
   Restaurant labor and related costs ..       19,357        18,002         6,486         6,033
   Depreciation and amortization of
     restaurant property and equipment .        2,733         2,707           913           929
   Other operating expenses ............       10,681        10,043         3,566         3,296
                                             --------      --------      --------      --------
     Total restaurant operating expenses       51,590        49,403        17,539        16,399

General and administrative expenses ....        5,059         4,065         1,951         1,282
Pre-opening expense ....................           35           660            35           296
                                             --------      --------      --------      --------
Operating income (loss) ................          327          (434)         (484)          110
Other income (expense):
   Interest expense ....................       (1,172)       (1,405)         (349)         (498)
   Other, net ..........................          136           (13)           13             5
                                             --------      --------      --------      --------
     Total other expense ...............       (1,036)       (1,418)         (336)         (493)
                                             --------      --------      --------      --------
Loss before income taxes ...............         (709)       (1,852)         (820)         (383)
Income tax benefit .....................           33            --            --            --
                                             --------      --------      --------      --------
Net loss ...............................     $   (742)     $ (1,852)     $   (820)     $   (383)
                                             ========      ========      ========      ========
Basic loss per share ...................     $   (.11)     $   (.34)     $   (.12)     $   (.07)
                                             ========      ========      ========      ========
Diluted loss per share .................     $   (.11)     $   (.34)     $   (.12)     $   (.07)
                                             ========      ========      ========      ========





See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                 Nine Months Ended
                                                                 -----------------
                                                              OCTOBER 3    September 27
                                                                 1999          1998
                                                               --------      --------
Net cash provided by operating activities ................     $  1,921      $  1,635

Net cash provided (used) by investing activities:
   Purchase of property and equipment ....................       (2,983)       (4,437)
   Other investing activities ............................           51           324
                                                               --------      --------
                                                                 (2,932)       (4,113)
Net cash provided (used) provided by financing activities:
   Payments on debt and obligations under capital leases .       (2,690)       (1,909)
   Proceeds under bank line of credit agreement ..........       22,113        22,242
   Payments under bank line of credit agreement ..........      (23,433)      (17,029)
   Sale of stock and exercise of stock options ...........        4,791            21
                                                               --------      --------
                                                                    781         3,325

(Decrease) increase in cash and cash equivalents .........         (230)          847

Cash and cash equivalents at beginning of period .........        1,022           134
                                                               --------      --------
Cash and cash equivalents at end of period ...............     $    792      $    981
                                                               ========      ========





See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 1999 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 3, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 3, 1999, as amended.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
                                                        Nine Months Ended           Quarter Ended
                                                        -----------------           -------------
                                                     OCTOBER 3   September 27   OCTOBER 3  September 27
                                                        1999         1998         1999         1998
                                                       -------      -------      -------      -------
NUMERATOR:
Net loss (numerator for basic earnings per share)      $  (742)     $(1,852)     $  (820)     $  (383)
Effect of dilutive securities ....................          --           --           --
                                                       -------      -------      -------      -------
Net loss after assumed conversions (numerator
     for diluted earnings per share) .............     $  (742)     $(1,852)     $  (820)     $  (383)
                                                       =======      =======      =======      =======
DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) .........................       6,313        5,431        6,772        5,431
Effect of dilutive securities:
     Employee stock options ......................          --           --           --           --
                                                       -------      -------      -------      -------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) ..................................       6,313        5,431        6,772        5,431
                                                       =======      =======      =======      =======
Basic loss per share .............................     $  (.11)     $  (.34)     $  (.12)     $  (.07)
                                                       =======      =======      =======      =======
Diluted loss per share ...........................     $  (.11)     $  (.34)     $  (.12)     $  (.07)
                                                       =======      =======      =======      =======

In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net losses incurred during the first nine months of 1999 and 1998, as well as the third quarter of both 1999 and 1998, all outstanding options were excluded from the computation of diluted earnings per share for these periods.

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

NOTE D - PROPERTY AND EQUIPMENT

         Effective as of January 4, 1999, the Company changed the estimated useful life of its buildings from 25 years to 30 years. Also, the estimated life of leasehold improvements was changed to include an amortization period based on the lesser of the lease term, generally including renewal options, or the useful life of the asset, including the longer 30 year life for structures. The effect of these changes was to increase net income for the quarter and nine month periods ended October 3, 1999 by approximately $69,000 and $220,000, respectively, representing a decrease to diluted loss per share of $.01 and $.03 for the respective periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                  Nine Months Ended           Quarter Ended
                                                OCTOBER 3  September 27   OCTOBER 3  September 27
                                                  1999         1998         1999         1998
                                                 ------       ------       ------       ------
Net sales ..................................      100.0%       100.0%       100.0%       100.0%
Costs and expenses:
     Cost of sales .........................       33.0         34.7         34.5         34.0
     Restaurant labor and related costs ....       34.0         33.5         34.1         33.4
     Depreciation and amortization of
         restaurant property and equipment .        4.8          5.0          4.8          5.1
     Other operating expenses ..............       18.7         18.7         18.7         18.2
                                                 ------       ------       ------       ------
         Total restaurant operating expenses       90.5         92.0         92.1         90.7

General and administrative expenses ........        8.9          7.6         10.3          7.1
Pre-opening expense ........................        0.1          1.2          0.2          1.6
                                                 ------       ------       ------       ------
Operating income (loss) ....................        0.6         (0.8)        (2.5)         0.6
Other income (expense):

     Interest expense ......................       (2.1)        (2.6)        (1.8)        (2.7)
     Other, net ............................        0.2           --           --           --
                                                 ------       ------       ------       ------
         Total other income (expense) ......       (1.8)        (2.6)        (1.8)        (2.7)

Loss before income taxes ...................       (1.2)        (3.4)        (4.3)        (2.1)
Income tax provision .......................       (0.1)          --           --           --
                                                 ------       ------       ------       ------
Net loss ...................................       (1.3)%       (3.4)%       (4.3)%       (2.1)%
                                                 ======       ======       ======       ======
Restaurants open at end of period ..........         20           20

Weighted average weekly sales per restaurant:
     All restaurants........................    $73,100      $73,300      $73,300      $72,600
     Same store restaurants.................    $75,100      $73,400      $74,700      $72,800

NET SALES

         Net sales increased 6.2% and 5.3% for the first nine months and third quarter of 1999, as compared to the same periods of 1998, due primarily to the opening of new restaurants. Same store sales, which include comparable sales for the 19 restaurants open for more than 12 months, averaged $75,100 and $74,700 for the first nine months and third quarter of 1999, representing increases of 2.3% and 2.6% over the $73,400 and $72,800 recorded during the corresponding periods of 1998. The increases in same store sales during the 1999 periods are primarily attributed to three separate menu price increases of approximately 3% each which were implemented in the months of March, May and July of 1998. The average guest check, excluding alcoholic beverage sales, increased by approximately 1% during the third quarter of 1999 compared to the same period in 1998. Weighted average weekly sales for all restaurants, which reflect the full impact of lower sales volumes in new restaurants opened in 1998, were $73,100 and $73,300 for the first nine months and third quarter of 1999, compared to $73,300 and $72,600 for the corresponding periods of 1998.

         As noted in previous filings, the Company's newer restaurants continue to significantly affect its overall financial performance. As an indication of this, the Company's 14 restaurants opened prior to 1997 posted restaurant operating margins of 13.7% for the first nine months of 1999, while averaging weekly sales per restaurant of $79,300. Restaurant margins for the remaining six restaurants were a negative 3.7% for this period on average weekly sales of $58,700. The Company's three newest restaurants posted losses at the restaurant level of approximately $998,000 for the first nine months of 1999. Management believes that the primary issue faced by the Company in returning it to consistent profitability is the improvement of sales and operating results in its newer restaurants. In addition to its ongoing commitment to appropriate levels of guest service support within each restaurant to ensure the highest quality of operations, management intends to improve profitability in its newer restaurants as well as the Company's more established restaurants through implementation of a new menu migration program, which is designed to showcase the Company's premium entrees and de-emphasize lower priced menu alternatives, coupled with a reduction of between 10% and 15% of the menu offerings in each restaurant. In addition, all in-restaurant marketing efforts are being concentrated on such premium entree offerings. These efforts, combined with a menu price increase of approximately 5%, have generated same store sales increases of 6% to 9% on a weekly basis since they were implemented in late September, 1999 and produced a restaurant operating margin in excess of 13% for October, 1999, representing an increase of over 500 basis points compared to the third quarter of 1999. Additionally, the losses incurred by the Company's three newest restaurants were reduced to approximately $20,000 for October, 1999, with two of the restaurants operating at approximately a break-even level. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

COSTS AND EXPENSES

         Restaurant costs and expenses for all restaurants decreased to 90.5% of net sales for the first nine months of 1999 compared to 92.0% for the corresponding period of 1998. This decrease was due to a reduction in restaurant costs and expenses in the same store group of 19 restaurants from 91.8% for the first nine months of 1998 to 89.0% for the comparable period of 1999, with such reductions more than offsetting higher costs associated with the two new restaurants opened during 1998. For both groups of restaurants, the decreases were due primarily to lower cost of sales resulting from management's emphasis on increased efficiencies in this area and the menu price increases noted above.

Restaurant costs and expenses increased from 90.7% in the third quarter of 1998 to 92.1% for the 1999 period primarily due to higher cost of sales and additional labor costs due to increased labor rate pressures, emphasis on staffing levels to ensure that appropriately high levels of service are maintained, and special support programs in certain of the Company's newer restaurants.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.9% and 10.3% of sales during the first nine months and third quarter of 1999, as compared to 7.6% and 7.1% of sales in the corresponding periods of 1998. These increases were due primarily to lower than normal general and administrative expenses in 1998 which were, in turn, principally due to favorable experience under both the Company's workers' compensation program and its self-insured group medical insurance program which allowed the Company to reduce its level of accruals and expense related to these programs in 1998. As anticipated and disclosed in previous filings, similar favorable experience is not expected to occur on a going forward basis. In addition, increases in management training and relocation costs contributed to higher general and administrative costs during the third quarter of 1999 as compared to the previous two quarters of 1999. Management anticipates that the level of general and administrative expenses incurred during the third quarter of 1999 reasonably approximates the Company's cost in this area on a going forward basis.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. As a result of the timing of new restaurant openings, there was nominal ($35,000) pre-opening expense during the first nine months and third quarter of 1999. Significant pre-opening costs will be recorded in the fourth quarter of 1999, however, due to the opening of a new J. Alexander's restaurant in November. Pre-opening expense of $660,000 and $296,000 during the first nine months and third quarter of 1998 related to the two new restaurants which opened in March and September of 1998.

OTHER INCOME (EXPENSE)

         Interest expense decreased by $233,000 and $149,000 during the first nine months and third quarter of 1999 as compared to the corresponding periods in 1998 due primarily to the impact of reduced balances associated with the Company's convertible subordinated debentures and a reduction in the Company's line of credit after applying proceeds from sales of stock in March and June, 1999, to the outstanding balance on the line.

         Other income increased $149,000 during the first nine months of 1999 as compared to the same period in 1998 due primarily to a $148,000 gain associated with the Company's purchase of a portion of its outstanding convertible debentures.

INCOME TAXES

         The Company has recorded a tax provision for the first nine months of 1999 totaling $33,000. No income tax benefit was recorded on the pre-tax losses for the first nine months and third quarter of 1998, as management was unable to conclude that it was more likely than not that the carryforwards generated by these and previous losses would be realized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $1,921,000 and $1,635,000 during the first nine months of 1999 and 1998, respectively. Cash and cash equivalents decreased from $1,022,000 at year end 1998 to $792,000 at October 3, 1999.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. The Company also has an annual sinking fund requirement of $1,875,000 in connection with its Convertible Subordinated Debentures which has been met through June 1, 1999. In addition, the Company has purchased approximately $840,000 principal amount of these bonds, of which approximately $150,000 principal amount were purchased subsequent to the end of the third quarter, in the open market to be used toward the 2000 sinking fund requirement.

         Management estimates that capital expenditures for 1999 for the Company's West Bloomfield, Michigan restaurant which is located on leased land and opened November 1, 1999; for partial completion of the Cincinnati, Ohio restaurant (also to be located on leased land) for which construction is expected to begin in 1999 to be completed in 2000; and for other additions and improvements to existing restaurants will total approximately $4.5 million.

         While a working capital deficit of $5,861,000 existed as of October 3, 1999, the Company does not believe that this deficit impairs the overall financial condition of the Company because it expects cash flow from operations to be adequate to meet current obligations, including the annual sinking fund payment noted above. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures through its expiration date of July 1, 2000 and which will also provide liquidity for meeting working capital or other needs. At October 3, 1999, borrowings outstanding under this line of credit were $7,950,000. The line of credit agreement contains certain covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at October 3, 1999 and, based on a current assessment of its business, believes it will continue to comply with those covenants through July 1, 2000. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2000. The Company is currently seeking an extension of the credit line. Management believes that it has the ability to complete related negotiations prior to July 1, 2000 and that the line of credit will provide adequate liquidity for the Company through 2000; however, there can be no assurance that the Company will be successful in obtaining modifications to its existing credit agreement.

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

YEAR 2000 ISSUE

         Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations. The Company has instituted a Year 2000 task force which has initiated a comprehensive project to prepare its information technology ("IT") systems and non-IT systems for the Year 2000. The project includes identification and assessment of software, hardware and equipment that could potentially be affected by the Year 2000 issue, remedial action and further testing procedures.

The Company believes that the majority of its operations are Year 2000 compliant and currently estimates the total cost of its Year 2000 project will be approximately $200,000. Upgrades relative to selected restaurants' point-of-sale cash register systems are scheduled to be completed and tested for compliance prior to December 1, 1999. At that point, the only remaining applications to be addressed relate to software utilized by management to identify each restaurant's efficiency with respect to food cost. Upgrades in this area are scheduled to be implemented during December, 1999. The Company's aggregate cost estimate above does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.

The Company's most significant third-party business partners consist of restaurant food and supplies vendors who serve the Company. An inventory of significant third-party partners has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. Virtually all responses received to date have indicated the vendor is now or will be Year 2000 compliant prior to January 1, 2000. The Company is in the process of developing contingency plans for completion by December 31, 1999 for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change of vendors to minimize the Company's risk. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Management believes that the Company has an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the unique nature of the problem and lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The

Company may encounter unanticipated third party failures or a failure to have successfully concluded system remediation efforts. Any of these unforeseen events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time. The Company is in the process of developing a contingency plan intended to mitigate the effects of problems experienced by the Company or key vendors or service providers in the timely implementation of Year 2000 programs. The Company expects to have the contingency plan developed by December 31, 1999. The most likely worst case scenario for the Company is that a significant number of restaurants will be temporarily unable to operate due to public infrastructure failures and/or food supply problems. Some restaurants may have problems for extended periods of time. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the disruption period. Loss of restaurant sales would be partially mitigated by reduced costs.

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

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  Exhibit (27)     Financial Data Schedule (for SEC use only)

              (b) No reports on Form 8-K were filed for the quarter ended
                  October 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      J. ALEXANDER'S CORPORATION



                                      /s/ Lonnie J. Stout II
                                      ------------------------------------------
                                      Lonnie J. Stout II
                                      Chairman, President and Chief Executive
                                      Officer (Principal Executive Officer)



                                      /s/ R. Gregory Lewis
                                      ------------------------------------------
                                      R. Gregory Lewis
                                      Vice-President and Chief Financial Officer
                                      (Principal Financial Officer)

Date: November 16, 1999

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit No.                                                     Page No.
- -----------                                                     --------

    (27)            Financial Data Schedules               (For SEC Use Only)