Form 10-K
period 2000-01-02
ALEXANDERS J CORP
filed 2000-04-03
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended January 2, 2000.

                                       or

        Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from
                         ______________ to ______________.

                          Commission file number 1-8766

                           J. ALEXANDER'S CORPORATION
             (Exact name of Registrant as specified in its charter)

              Tennessee                               62-0854056
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

           P.O. Box 24300
        3401 West End Avenue
        Nashville, Tennessee                                37203
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (615)269-1900

Securities registered pursuant to Section 12(b) of the Act:

            Title of Class:                              Name of each exchange on which registered:
-----------------------------------------------          ------------------------------------------
Common stock, par value $.05 per share.                           New York Stock Exchange
Series A junior preferred stock purchase rights.                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the New York Stock Exchange of such stock as of March 23, 2000, was $17,511,646, assuming that (i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander's Corporation Employee Stock Ownership Plan are shares owned by an "affiliate".

      The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 23, 2000, was 6,851,950.

                       DOCUMENT INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 16, 2000, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

       J. Alexander's Corporation (the "Company") operates as a proprietary concept 21 J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Kansas, Alabama, Michigan, Illinois, Colorado, Texas, Kentucky and Louisiana. J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar. Management believes quality food, outstanding service and value are critical to the success of J. Alexander's.

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

       Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $6.00 to $23.00. The Company estimates that the current average check per customer, excluding alcoholic beverages, is approximately $15.60. J. Alexander's net sales during fiscal 1999 were $78.5 million, of which alcoholic beverage sales accounted for approximately 14%.

       The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997, two restaurants in 1998 and one restaurant during 1999. The Company plans to open an additional J. Alexander's during 2000 in Cincinnati, Ohio.

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

       Each J. Alexander's typically employs 45 to 65 service personnel, 25 to 30 kitchen employees, 8 to 10 host persons and 6 to 8 pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander's restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary entrees in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company's standards. Further, all members of the service staff are trained to know the Company's product specifications and to alert management of any potential problems.

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

       Restaurant and Site Selection. The J. Alexander's restaurants built from 1992 through a portion of 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior of these restaurants typically combines brick, fieldstone and copper with awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. Consistent with the Company's intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the "warehouse" style building described above. The
J. Alexander's in Troy, Michigan is located inside the prestigious Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander's features a stucco style exterior and includes a number of other unique design features as the result of being converted from another freestanding restaurant building acquired by the Company. Beginning with the Memphis, Tennessee restaurant opened in December 1996, most
J. Alexander's restaurants have been built based on a building design intended to provide a high level of curb appeal using exterior craftsman-style architecture with unique natural materials such as stone, stained woods and weathering copper. The Company developed a new building design in conjunction with its entry into the Baton Rouge market during 1998 and utilized a similar building for its restaurant opened in West Bloomfield, Michigan during 1999. This latest building design features interior finishes and materials which reflect the blend of international and Craftsman architecture. Elements such as steel, concrete, stone and glass are subtly incorporated to give a contemporary feel to the space and provide an overall comfortable ambiance.

       Management estimates that capital expenditures for completion of the Cincinnati, Ohio restaurant which will be located on leased land and opened in 2000 and for other additions and improvements to existing restaurants will total approximately $4 million in 2000. In addition, the Company is actively seeking locations for additional restaurants to be opened in 2001. If a satisfactory location is found and successfully negotiated, any amounts expended in 2000 for this location, including land acquisition if the site were purchased, would be in addition to the amounts discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander's restaurant is currently approximately $3 million. While the Company prefers to own its sites because of the long-term value of owning these assets, restaurants opened since 1997 have been located on leased land. The cost of land for restaurants opened in 1997 ranged from $800,000 to $1,150,000.

       The Company is actively seeking to acquire additional sites for new J. Alexander's restaurants primarily in the midwestern and the southeastern areas of the United States. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander's restaurants.

       The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander's operations. Once a prospective site is identified and preliminary site analysis is performed and evaluated, members of the Company's senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company also obtains an independent market analysis to verify its own conclusion that a potential restaurant site meets the Company's criteria. In 1997, the Company established site selection criteria calling for higher population densities and higher household incomes than were met by certain of its previous locations. The West Bloomfield, Michigan restaurant opened in 1999 was the first restaurant to be opened under these more stringent criteria. To date, this restaurant has met all of the Company's sales expectations. The Company believes that this change in site selection criteria will further enhance its site selection process.

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

                                    PERSONNEL

       As of January 2, 2000, the Company employed approximately 2,050 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

       Alcoholic beverage control regulations require each of the Company's J. Alexander's restaurants to apply for and obtain from state authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant's operations. In certain states, the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the eleven states where J. Alexander's operates, ten have dram-shop statutes or recognize a cause of action for damages relating to sales of liquor to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit of $2 million and a limit per "common cause" of $1 million as part of its comprehensive general liability insurance.

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

       The Company Faces Challenges in Opening New Restaurants. The Company's continued growth depends on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company's experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-one J. Alexander's restaurants, of which seven have been open for less than three years. Because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

       The Company may be delisted by the New York Stock Exchange. On October 8, 1999, the Company announced, at the request of the New York Stock Exchange (the Exchange), that it currently fell below the newly effective Exchange continued listing standard requiring total market capitalization of at least $50 million and total stockholders' equity of at least $50 million. In response to this situation, the Company submitted a business plan to the Listings and Compliance Committee (the Committee) of the Exchange setting forth the Company's plans for compliance with the newly effective standard. On November 30, 1999, the Company announced that the Committee had reviewed its plan and agreed to continue the Company's listing on the Exchange. The Committee has indicated that it will be monitoring the Company's progress versus its plan on a quarterly basis and has noted that all listed companies are expected to be in compliance with the continued listing standards by February 2001. Should the Exchange delist the Company, management believes an adequate alternative trading market will be available.

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


Name and Age               Background Information
------------               ----------------------
Ronald E. Farmer, 53       Vice-President of Development since May, 1996; Director
                           of Development from October, 1993 to May, 1996; President
                           of Dinelite Corporation, a franchisee of Po Folks
                           Restaurants, from 1987 to 1993.

R. Gregory Lewis, 47       Chief Financial Officer since July 1986; Vice President
                           of Finance and Secretary since August 1984.

J. Michael Moore, 40       Vice-President of Human Resources and Administration
                           since November, 1997; Director of Human Resources and
                           Administration from August 1996 to November, 1997;
                           Director of Operations of Pioneer Music Group, a
                           Nashville-based record label, April, 1996 to August,
                           1996; Director of Operations, J. Alexander's Restaurants,
                           Inc. from March, 1993 to April, 1996.

Mark A. Parkey, 37         Vice-President since May, 1999; Controller of the Company
                           since May 1997; Director of Finance from January, 1993 to
                           May, 1997.

Lonnie J. Stout II, 53     Chairman since July 1990; Director, President and Chief
                           Executive Officer since May 1986.


ITEM 2.  PROPERTIES

       As of January 2, 2000, the Company had 21 J. Alexander's casual dining restaurants in operation and one J. Alexander's restaurant under construction. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:

                                                         Site Leased
                                    Site and Building   and Building          Space
                                      Owned by the      Owned by the      Leased to the
                                         Company           Company           Company           Total
                                         -------           -------           -------           -----
J. Alexander's Restaurants:
     Alabama                                1                 0                 0                1
     Colorado                               1                 0                 0                1
     Florida                                2                 1                 0                3
     Illinois                               1                 0                 0                1
     Kansas                                 1                 0                 0                1
     Michigan                               1                 1                 1                3
     Ohio                                   3                 2                 0                5
     Tennessee                              3                 0                 1                4
     Texas                                  0                 1                 0                1
     Kentucky                               0                 1                 0                1
     Louisiana                              0                 1                 0                1
                                           --                --                --               --
     Total                                 13                 7                 2               22
                                           ==                ==                ==               ==

(a) In addition to the above, the Company leases two of its former Wendy's properties which are in turn leased to others.

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

ITEM 3.  LEGAL PROCEEDINGS

       As of March 23, 2000, the Company was not a party to any pending legal proceedings material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       The common stock of J. Alexander's Corporation is listed on the New York Stock Exchange under the symbol JAX. The approximate number of record holders of the Company's common stock at March 23, 2000, was 1,600. The following table summarizes the price range of the Company's common stock for each quarter of 1999 and 1998, as reported from price quotations from the New York Stock
Exchange:

                                                      1999                                 1998
                                                      ----                                 ----
                                             Low               High               Low               High
                                             ---               ----               ---               ----
         1st Quarter                       $3 9/16            $4 9/16            $4 7/16          $6 1/16
         2nd Quarter                        3 1/2              4 9/16             4 5/16           5 5/16
         3rd Quarter                        2 7/8              3 13/16            2 1/2            4 13/16
         4th Quarter                        1 5/16             3 1/4              2 1/4            4 5/16

         The Company has never paid cash dividends on its common stock. The Company intends to retain earnings to invest in the Company's business. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended January 2, 2000:

                                                                                     Years Ended
                                                                                     -----------
                                                   JANUARY 2     January 3     December 28  December 29   December 31
(Dollars in thousands, except per share data)         2000          1999(1)          1997         1996         1995
---------------------------------------------         ----          -----          ----         ----         ----
OPERATIONS
Net sales                                           $78,454        74,200        57,138       90,879       79,288
General and administrative expenses                  $7,124         5,815         5,793        7,100        6,778
Pre-opening expense                                    $264           660         1,580        1,503          658
Net income (loss)                                     $(332)       (1,485)(2)    (5,991)(3)    7,208(5)     5,016(6)
Depreciation and amortization                        $4,041         4,067         3,138 (4)    4,674        3,644
Cash flow from operations                            $4,465         4,149        (2,150)       3,393        7,586
Capital expenditures                                 $4,884         4,914        16,619       22,589       20,255

FINANCIAL POSITION
Cash and investments                                   $933         1,022           134       12,549        2,739
Property and equipment, net                         $62,142        61,440        60,573       47,016       46,915
Total assets                                        $65,635        65,120        64,421       66,827       60,140
Long-term obligations                               $18,128        21,361        20,231       15,930       18,512
Stockholders' equity                                $37,840        33,731        34,995       40,461       32,975

PER SHARE DATA
Basic earnings (loss) per share                       $(.05)         (.27)        (1.11)        1.36          .95
Diluted earnings (loss) per share                     $(.05)         (.27)        (1.11)        1.26          .92
Stockholders' equity                                  $5.59          6.21          6.45         7.60         6.25
Market price at year end                              $3.13          4.00          4.81         8.50         9.50

J. ALEXANDER'S RESTAURANT DATA
Net sales                                           $78,454        74,200        57,138       42,105       25,594
Weighted average annual sales per unit               $3,892         3,809         3,772        3,885        3,980
Units open at year end                                   21            20            18           14            9

1 Includes 53 weeks of operations, compared to 52 weeks for all other years presented.

2 Includes pre-tax gain of $264 related to the Company's divestiture of its Wendy's restaurants in 1996.

3 Includes an $885 charge to earnings to reflect the cumulative effect of the change in the Company's accounting policy for pre-opening costs to expense them as incurred. Also includes deferred tax expense of $2,393 related to an adjustment of the Company's beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) and a pre-tax gain of $669 related to the Company's divestiture of its Wendy's restaurants in 1996.

4 Excludes pre-opening expense which was expensed as incurred effective with the beginning of fiscal 1997.

5 Includes pre-tax gain of $9,400 related to the Company's divestiture of its Wendy's restaurants during 1996.

6 Includes tax benefit of $1,782 related to recognition of deferred tax assets in accordance with SFAS No. 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

         J. Alexander's Corporation owns and operates upscale, high-volume, casual dining restaurants which offer a contemporary American menu and place a special emphasis on food quality and professional service. At January 2, 2000, the Company owned and operated 21 J. Alexander's restaurants in 11 states.

         For fiscal year 1999, the Company's loss before income taxes of $299,000 represented an improvement of almost $1.2 million from the loss before income taxes of $1,485,000 incurred in 1998. This improvement was due primarily to an improvement in operating income of approximately $700,000 and a reduction in interest expense of approximately $400,000. In addition, the Company realized a gain of $166,000 on the early retirement of a portion of its Convertible Debentures purchased to meet sinking fund requirements.

         The Company's loss of $1,485,000 before income taxes for 1998 compares to a loss in 1997 of $2,421,000 before income taxes and the cumulative effect of a change in accounting principle. The 1997 results include a gain of $669,000 related to the divestiture of the Company's Wendy's operations in 1996. An additional gain of $264,000 was recorded on the divestiture in 1998. The loss before the Wendy's gains, income taxes and cumulative effect adjustment decreased by $1,341,000 in 1998 compared to 1997, as higher restaurant operating income and reduced pre-opening expenses more than offset increased net interest expense and a slight increase in general and administrative expenses during 1998. The Company's net loss of $1,485,000 for 1998 includes no income tax benefit. All of the Company's deferred tax assets, consisting primarily of net operating loss carryforwards and various tax credit carryforwards, were fully reserved through the use of a valuation allowance at the end of both fiscal 1999 and 1998.

         The Company's net loss of $5,991,000 for 1997 included an increase of $2,393,000 in the valuation allowance for deferred tax assets and an $885,000 charge to reflect the cumulative effect of a change in the Company's accounting principle for pre-opening costs to expense them as incurred.

         The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                                                Fiscal Year
                                                              1999                 1998                 1997
                                                              ----                 ----                 ----
Net sales                                                     100.0%               100.0%               100.0%
Costs and expenses:
   Cost of sales                                               32.6                 34.2                 34.1
   Restaurant labor and related costs                          33.5                 33.2                 33.0
   Depreciation and amortization of restaurant property
     and equipment                                              4.7                  5.1                  5.0
   Other operating expenses                                    18.3                 18.4                 18.9
                                                              -----                -----                -----
     Total restaurant operating expenses                       89.1                 91.0                 91.0
General and administrative expenses                             9.1                  7.8                 10.1
Pre-opening expense                                              .3                   .9                  2.8
Gain on Wendy's disposition                                      --                   .4                  1.2
                                                              -----                -----                -----
Operating income (loss)                                         1.5                   .7                 (2.8)
Other income (expense):
   Interest expense, net                                       (2.0)                (2.7)                (1.5)
   Gain on purchase of debentures                                .2                   --                   --
   Other, net                                                   (.1)                  --                   --
                                                              -----                -----                -----
     Total other expense                                       (1.9)                (2.7)                (1.5)
Loss before income taxes                                        (.4)                (2.0)                (4.2)
Income tax provision                                             --                   --                 (4.7)
                                                              -----                -----                -----
Loss before cumulative effect of change in                      (.4)                (2.0)                (8.9)
accounting principle
Cumulative effect of change in accounting principle              --                   --                 (1.5)
                                                              -----                -----                -----
   Net loss                                                     (.4)%               (2.0)%              (10.5)%
                                                              =====                =====                =====

Restaurants open at end of period                                   21                   20                   18
Weighted average weekly sales per restaurant                   $76,300              $73,200              $72,500

NET SALES

         Net sales increased by approximately $4.3 million, or 5.7%, to $78.5 million in fiscal year 1999 from $74.2 million in 1998. The $74.2 million of sales recorded in 1998 represents an increase of $17.1 million, or 29.9%, over $57.1 million of sales reported in 1997. The 1999 increase was due to the opening of new restaurants - two in 1998 and one in 1999 - and to an increase of 4.2% in weighted average weekly sales per restaurant. The increase in 1998 was primarily a result of new restaurant openings; average weekly sales per restaurant increased by 1% in 1998. Fiscal 1998 contained 53 weeks of operations compared to 52 weeks for both 1999 and 1997.

         Same store sales, which include comparable results for all restaurants open for more than 12 months, increased 4.1% to $76,300 per week in 1999 on a base of 20 restaurants. Same store sales for 1998 also averaged $76,300 per week, on a base of 17 restaurants, and increased 4.8% over the $72,800 average for 1997.

         Management estimates that menu prices were approximately 5% higher in 1999 than in 1998 and also approximately 5% higher in 1998 than 1997. The Company estimates that guest counts on a same store basis increased by approximately 2% in 1998 and declined by approximately 1% in 1999. Near the end of the third quarter of 1999, however, the Company repositioned its menu to place more emphasis on its premium offerings and daily feature items, while de-emphasizing certain lower priced menu items. As a result of these changes and a number of other guest service improvement initiatives begun in 1997, same store sales increased by 8.6% in the fourth quarter of 1999 as compared to the same period in 1998, with guest counts increasing by approximately 2 to 3% during this period. Same store sales increases have remained in this range during the first two months of 2000.

RESTAURANT COSTS AND EXPENSES

         Total restaurant operating expenses decreased to 89.1% for 1999 compared to 91% for both 1998 and 1997, with restaurant operating margins increasing to 10.9% in 1999 from 9% in both 1998 and 1997. The decrease in restaurant operating expenses as a percentage of sales in 1999 was a result of a decrease in these costs and expenses in the same store group of 20 restaurants to 87.8% in 1999 from 90.8% in 1998, with these same store reductions more than offsetting higher costs associated with new restaurants opened during 1998 and 1999. Restaurant operating margins for the same store restaurant group increased to 12.2% in 1999 from 9.2% in 1998. The largest factor contributing to the operating expense decrease in 1999 was the decrease in cost of sales resulting from management's emphasis on increased efficiencies in this area and the menu price increases noted above. Another factor contributing to the improvement was the Company's decision to change the estimated useful life of its buildings from 25 to 30 years and the estimated life of leasehold improvements to include an amortization period based on the lesser of the lease term, generally including renewal options, or the useful life of the asset. The effect of these changes, which were implemented as of January 4, 1999, was to decrease restaurant operating expenses for 1999 by $333,000, or .4% of sales. Restaurant operating expenses for the same store group of 17 restaurants decreased to 87.7% in 1998 from 90.7% in 1997 due to the favorable effect of higher sales volumes, particularly as relates to labor costs and other operating expenses, which include certain components that are relatively fixed in nature.

         As noted in previous filings, certain of the Company's newer restaurants have not yet reached their targeted level of sales performance and continue to significantly affect its overall financial performance. As an indication of this, the Company's 14 restaurants opened prior to 1997 posted restaurant operating margins of 14.9% for 1999, while averaging weekly sales of $81,000 per restaurant. Restaurant margins for 1999 for the six restaurants opened in 1997 and 1998 were a negative .8% on average weekly sales of $60,000 per restaurant. These six restaurants continue to show good progress, however, and averaged sales of $64,200 per week in the fourth quarter of 1999. The Company's four newest restaurants posted losses at the restaurant level of approximately $1 million for 1999.

         Management believes that the performance of newer restaurants is attributable primarily to two factors. The first of these factors is the Company's "quiet opening" approach. In order to maximize the quality of guest service and successfully complete the extensive training and support of J. Alexander's staff, there is typically little or no advertising or promotion of new J. Alexander's restaurants. While management believes this approach is the best way to build a new restaurant's reputation and to build sales over time, the sometimes lower initial sales volumes combined with higher expenses associated with the emphasis placed on training and quality of operations during the opening months, typically result in the financial performance of newer restaurants trailing that of more mature restaurants. The Company expects newly opened restaurants to experience operating losses in their initial months of operation. Also, the Company believes that certain of its newer restaurants located in mid-size, rather than larger markets will take longer to build to satisfactory sales levels than was originally expected. Management believes that all or virtually all of the Company's restaurants have the potential over time to reach satisfactory sales levels.

         Beginning in 1998 the Company lowered its new restaurant development plans to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. Also, in 1997 the Company established criteria calling for higher population densities and higher household incomes than were met by certain of its previous locations. The West Bloomfield, Michigan restaurant opened in 1999 was the first restaurant to be opened under these more stringent criteria. To date, the West Bloomfield restaurant has met all of the Company's sales expectations.

         Management remains optimistic about the prospects for J. Alexander's and continues to believe that the primary issue faced by the Company in maintaining consistent profitability is the improvement of sales in several of its restaurants, and particularly certain of its newer restaurants. It believes that actions taken to date, including guest service initiatives which were implemented two years ago, the menu repositioning implemented in the third quarter of 1999, and the change in development criteria, together with continued emphasis on increasing sales and profits are having and will continue to have a positive impact on the Company's sales and financial performance for 2000 and that the Company will be profitable in 2000. The Company's profit of approximately $400,000 for the fourth quarter of 1999 provides evidence of significant improvements. Further, only two restaurants - one of which was the new West Bloomfield restaurant opened in November - posted restaurant operating losses in the fourth quarter of 1999; losses at those two restaurants totaled approximately $100,000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, increased by $1,309,000, or 22.5%, in 1999 compared to 1998. As a percentage of sales these expenses increased to 9.1% in 1999 from 7.8% in 1998. These increases were due primarily to lower than normal general and administrative expenses in 1998 which were, in turn, principally due to favorable experience under both the Company's workers' compensation program and its self-insured group medical insurance program which allowed the Company to reduce its level of accruals and expense related to those programs for 1998. In addition, increases in management training costs which combined with management relocation and procurement costs comprise approximately 20% of the general and administrative category, contributed to higher general and administrative costs during 1999.

         General and administrative expenses increased slightly in fiscal 1998 compared to 1997. For the 1998 year favorable experience under the Company's workers' compensation program and under the Company's self-insured group medical insurance program largely offset increases in management training costs and relocation costs for restaurant management personnel. As a percentage of sales, general and administrative expenses decreased to 7.8% in 1998 from 10.1% in 1997 due to higher sales levels achieved.

         General and administrative expenses for 2000 are expected to remain at approximately the same percentage of sales as 1999.

PRE-OPENING EXPENSE

         In 1997 the Company changed its accounting policy to expense all pre-opening costs as incurred rather than deferring and amortizing them over a period of twelve months from each restaurant's opening. A charge of $885,000 was recorded as of the beginning of 1997 to reflect the cumulative effect of this change. As the Company only opened one restaurant in 1999 and two restaurants in 1998, pre-opening expenses, which are typically approximately $350,000 per restaurant, were significantly less in those years than the $1,580,000 of pre-opening expenses incurred in 1997 when four restaurants were opened.

OTHER INCOME AND EXPENSE

         Interest expense decreased by $416,000 in 1999 compared to 1998 due primarily to reductions in the outstanding balance of the Company's convertible subordinated debentures and a reduction in the Company's line of credit after applying proceeds from sales of stock in March and June, 1999, to the outstanding balance on the line. Net interest expense increased by $1,142,000 in 1998 compared to 1997 primarily due to the use of the Company's line of credit to fund a portion of the cost of developing new restaurants.

         "Other, net" expense of $93,000 for 1999 was the result of expenses associated with the write-off of facilities and equipment replaced in connection with various capital maintenance projects which more than offset miscellaneous income categories.

INCOME TAXES

         Under the provisions of SFAS No. 109 "Accounting for Income Taxes", the Company had gross deferred tax assets of $4,726,000 and $5,324,000 and gross deferred tax liabilities of $616,000 and $929,000 at January 2, 2000 and January 3, 1999, respectively. The deferred tax assets at January 2, 2000 relate primarily to $3,098,000 of net operating loss carryforwards and $3,079,000 of tax credit carryforwards available to reduce future federal income taxes.

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

         During both 1998 and 1999, management was again unable to conclude that it was more likely than not that its existing deferred tax assets would be realized. The valuation allowance related to the Company's deferred tax assets totaled $4,395,000 and $4,110,000 at January 3, 1999 and January 2, 2000,
respectively. Approximately $12,200,000 of future taxable income would be needed to realize the Company's tax credit and net operating loss carryforwards at January 2, 2000. These carryforwards expire in the years 2000 through 2019. Approximately $1,400,000 of taxable income would be needed to realize the carryforwards which expire in 2000 and $800,000 to use those which expire in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for capital for the past three years has been for the development and maintenance of its J. Alexander's restaurants. In addition, beginning in 1998, the Company has been required to meet an annual sinking fund requirement of $1,875,000 in connection with its outstanding Convertible Subordinated Debentures. The Company has met its capital needs and maintained liquidity primarily by use of cash flow from operations, use of its bank line of credit and through other sources discussed below.

         Capital expenditures totaled $4,884,000, $4,914,000 and $16,619,000 for 1999, 1998 and 1997, respectively, and were primarily for the development of new
J. Alexander's restaurants. For 1997, the Company had negative cash flow from operations totaling $2,150,000. Capital expenditures for 1997 were funded primarily by the proceeds from the sale of the Company's Wendy's operations in 1996 and use of the Company's bank line of credit. Beginning in 1998, capital expenditures were significantly reduced as a result of the Company's lower new restaurant development rate, and cash flow from operations of $4,149,000 represented 84% of the capital expenditures for the year. For 1999, cash flow from operations of $4,465,000 comprised 91% of total capital expenditures for the year. The remaining capital expenditures for 1998 and 1999 along with other needs during both years were funded by use of the Company's line of credit and, for 1999, by the sale of common stock as discussed below.

         For 2000, the Company plans to construct and open one restaurant on leased land in the Cincinnati, Ohio market. Management estimates that the cost to complete the Cincinnati restaurant and for capital maintenance for existing restaurants will be approximately $4 million for 2000. In addition, the Company may incur capital expenditures for the purchase of property and/or construction of restaurants for locations to be opened in fiscal 2001. Any such expenditures are dependent upon the timing and success of management's efforts to locate acceptable sites and are not expected to exceed $2 million.

         While a working capital deficit of $6,409,000 existed as of January 2, 2000, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations. As of January 2, 2000, debentures in the principal amount of $902,000 had been purchased by the Company for use toward satisfying the annual sinking fund requirement of $1,875,000 for this issue for 2000.

         In 1999, the Company's Board of Directors established a loan program designed to enable eligible employees to purchase shares of the Company's common stock. Under the program participants may borrow an amount equal to the full price of common stock purchased. The plan authorizes $1 million in loans to employees. Purchases of stock under the plan totaled $486,000 during 1999, with the remainder of the authorized amount being purchased by February 2000. The employee loans, which are reported as a deduction from stockholders' equity, are payable on December 31, 2006, unless repaid sooner pursuant to terms of the plan.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At January 2, 2000, borrowings outstanding under this line of credit were $8,019,000. In March of 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended line of credit agreement contains covenants which require the Company to achieve specified results of operations and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at January 2, 2000 and, based on a current assessment of its business, believes it will continue to comply with these covenants through July 1, 2001. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2001.

         In March 1999 the Company developed a plan for raising additional equity capital to further strengthen its financial position and, as part of this plan, completed a private sale of 1,086,266 shares of common stock to Solidus, LLC, an affiliate of one of the directors of the Company, for approximately $4.1 million. In addition, on June 21, 1999, the Company completed a rights offering wherein shareholders of the Company purchased an additional 240,615 shares of common stock at a price of $3.75 per share, which was the same price per share as stock sold in the private sale. The private sale and the rights offering raised total net proceeds to the Company of approximately $4.8 million which were used to repay a portion of the debt outstanding under the Company's bank line of credit. Amounts repaid can be reborrowed in accordance with the terms of the line of credit agreement. The Company believes that raising additional equity capital and repaying a portion of its outstanding debt will benefit the Company by reducing its debt to equity ratio and reducing interest expense and that it will provide greater flexibility to the Company in providing for future financing needs.

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

IMPACT OF THE YEAR 2000 ISSUE

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Management estimates the total cost associated with the remediation of its system was approximately $200,000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. The Company utilizes a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes E and F to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

         Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key beef and seafood vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain products can be volatile, the Company believes that it has the ability to identify and access alternative products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are beef, seafood, produce, pork and dairy products among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX OF FINANCIAL STATEMENTS
                                                                                                      Page
                                                                                                      ----
         Independent Auditors' Report                                                                   16
         Consolidated statements of operations - Years ended January 2, 2000,
           January 3, 1999 and December 28, 1997                                                        17
         Consolidated balance sheets - January 2, 2000 and January 3, 1999                              18
         Consolidated statements of cash flows - Years ended January 2, 2000,
           January 3, 1999 and December 28, 1997                                                        19
         Consolidated statements of stockholders' equity - Years ended January 2, 2000,
           January 3, 1999 and December 28, 1997                                                        20
         Notes to consolidated financial statements                                                  21-30

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

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
J. Alexander's Corporation


         We have audited the accompanying consolidated balance sheets of J. Alexander's Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander's Corporation and subsidiaries at January 2, 2000 and January 3, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note A to the financial statements, the Company changed its method of accounting for pre-opening costs in 1997.


                                                  /s/ Ernst & Young LLP

Nashville, Tennessee
February 21, 2000, except for the subsequent event described in Note E as to which the date is March 17, 2000

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Years Ended
                                                                                   -----------
                                                                   JANUARY 2        January 3        December 28
                                                                     2000             1999              1997
                                                                     ----             ----              ----

Net sales                                                       $78,454,000       $74,200,000      $57,138,000
Costs and expenses:
   Cost of sales                                                 25,568,000        25,410,000       19,480,000
   Restaurant labor and related costs                            26,289,000        24,663,000       18,871,000
   Depreciation and amortization of restaurant
     property and equipment                                       3,688,000         3,758,000        2,860,000
   Other operating expenses                                      14,323,000        13,659,000       10,813,000
                                                                -----------       -----------      -----------
     Total restaurant operating expenses                         69,868,000        67,490,000       52,024,000
                                                                -----------       -----------      -----------
Income from restaurant operations                                 8,586,000         6,710,000        5,114,000
General and administrative expenses                               7,124,000         5,815,000        5,793,000
Pre-opening expense                                                 264,000           660,000        1,580,000
Gain on Wendy's disposition                                               -           264,000          669,000
                                                                -----------       -----------      -----------
Operating income (loss)                                           1,198,000           499,000       (1,590,000)
                                                                -----------       -----------      -----------
Other income (expense):
   Interest expense                                              (1,570,000)       (1,986,000)      (1,030,000)
   Interest income                                                        -                 -          186,000
   Gain on purchase of Debentures                                   166,000                 -                -
   Other, net                                                       (93,000)            2,000           13,000
                                                                -----------       -----------      -----------
     Total other expense                                         (1,497,000)       (1,984,000)        (831,000)
                                                                -----------       -----------      -----------

Loss before income taxes                                           (299,000)       (1,485,000)      (2,421,000)
Income tax provision                                                (33,000)                -       (2,685,000)
                                                                -----------       -----------      -----------
Loss before cumulative effect of change in
   accounting principle                                            (332,000)       (1,485,000)      (5,106,000)
Cumulative effect of change in accounting principle                       -                  -        (885,000)
                                                                -----------       -----------      -----------
Net loss                                                        $  (332,000)      $(1,485,000)     $(5,991,000)
                                                                ===========       ===========      ===========
Basic earnings per share:
   Loss before accounting change                                      $(.05)            $(.27)           $(.95)
   Cumulative effect of change in accounting principle                    -                 -             (.16)
                                                                      -----             -----           ------
   Net loss                                                           $(.05)            $(.27)          $(1.11)
                                                                      =====             =====           ======
Diluted earnings per share:
   Loss before accounting change                                      $(.05)            $(.27)           $(.95)
   Cumulative effect of change in accounting principle                    -                 -             (.16)
                                                                      -----             -----           ------
   Net loss                                                           $(.05)            $(.27)          $(1.11)
                                                                      =====             =====           ======


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JANUARY 2            January 3
                                                                                     2000                 1999
                                                                                     ----                 ----
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                        $933,000          $1,022,000
   Accounts and notes receivable, including current portion of
     direct financing leases, net of allowances for possible losses                  103,000              77,000
   Inventories at lower of cost (first-in, first-out method) or market               703,000             800,000
   Prepaid expenses and other current assets                                         422,000             324,000
                                                                                    --------          ----------
     TOTAL CURRENT ASSETS                                                          2,161,000           2,223,000

OTHER ASSETS                                                                         844,000             887,000

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation
   and amortization                                                               62,142,000          61,440,000

DEFERRED CHARGES, less accumulated amortization of $1,116,000 and
   $995,000 at January 2, 2000, and January 3, 1999, respectively                    488,000             570,000
                                                                                    --------          ----------
                                                                                 $65,635,000         $65,120,000
                                                                                 ===========         ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $2,254,000          $2,124,000
   Accrued expenses and other current liabilities                                  3,630,000           3,893,000
   Unearned revenue                                                                1,691,000           1,367,000
   Current portion of long-term debt and obligations under capital leases            995,000           1,917,000
                                                                                    --------          ----------
      Total Current Liabilities                                                    8,570,000           9,301,000

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion
   classified as current                                                          18,128,000          21,361,000

OTHER LONG-TERM LIABILITIES                                                        1,097,000             727,000

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,772,209 and 5,431,335 shares at
     January 2, 2000, and January 3, 1999, respectively                              339,000             272,000
   Preferred Stock, no par value: Authorized 1,000,000 shares; none issued                --                  --
   Additional paid-in capital                                                     34,733,000          30,007,000
   Retained earnings                                                               3,940,000           4,272,000
                                                                                    --------          ----------
                                                                                  39,012,000          34,551,000
   Note receivable - Employee Stock Ownership Plan                                  (686,000)           (820,000)
   Employee receivables - 1999 Loan Program                                         (486,000)                 --
                                                                                    --------          ----------
     TOTAL STOCKHOLDERS' EQUITY                                                   37,840,000          33,731,000
                                                                                  ----------          ----------
Commitments and Contingencies
                                                                                 $65,635,000         $65,120,000
                                                                                 ===========         ===========


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Years Ended
                                                                                   -----------
                                                                   JANUARY 2        January 3        December 28
                                                                     2000             1999              1997
                                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(332,000)      $(1,485,000)     $(5,991,000)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
     Depreciation and amortization of property and equipment      3,919,000         3,936,000        3,004,000
     Cumulative effect of change in accounting principle                  -                 -          885,000
     Amortization of deferred charges                               121,000           131,000          134,000
     Employee Stock Ownership Plan expense                          134,000           123,000           85,000
     Gain on Wendy's disposition                                          -          (264,000)        (669,000)
     Deferred income tax provision                                        -                 -        2,393,000
     Other, net                                                     274,000           125,000           41,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts and notes receivable         (64,000)          502,000          (58,000)
       (Increase) decrease in inventories                            97,000          (111,000)        (155,000)
       (Increase) decrease in prepaid expenses and
         other current assets                                       (98,000)           63,000          (18,000)
       Increase in deferred charges                                 (40,000)          (27,000)         (61,000)
       Increase in accounts payable                                  34,000            29,000          242,000
       Increase (decrease) in accrued expenses and other
       current liabilities                                         (274,000)        1,037,000       (2,468,000)
       Increase in unearned revenue                                 324,000            15,000          445,000
       Increase in other long-term liabilities                      370,000            75,000           41,000
                                                                -----------        ----------     ------------
         Net cash provided (used) by operating activities         4,465,000         4,149,000       (2,150,000)
                                                                -----------        ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (4,788,000)       (5,040,000)     (17,481,000)
     Proceeds from sale of Wendy's restaurant operations                 --           228,000          625,000
     Other, net                                                      82,000           328,000          (17,000)
                                                                -----------        ----------     ------------
         Net cash used by investing activities                   (4,706,000)       (4,484,000)     (16,873,000)
                                                                -----------        ----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds under bank line of credit agreement                28,640,000        28,961,000       11,614,000
     Payments under bank line of credit agreement               (29,891,000)      (25,914,000)      (5,391,000)
     Payments on long-term debt and obligations
       under capital leases                                      (2,904,000)       (1,922,000)         (55,000)
     Purchase of stock for 1999 Loan Program                       (486,000)               --               --
     Sale of stock and exercise of stock options                  4,793,000            98,000          440,000
                                                                -----------        ----------     ------------
         Net cash provided by financing activities                  152,000         1,223,000        6,608,000
                                                                -----------        ----------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (89,000)          888,000      (12,415,000)
Cash and cash equivalents at beginning of year                    1,022,000           134,000       12,549,000
                                                                -----------        ----------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   933,000        $1,022,000     $    134,000
                                                                ===========        ==========     ============


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Note
                                                                                           Receivable-
                                                                                             Employee     Employee
                                                             Additional                       Stock      Receivables-      Total
                                 Outstanding     Common       Paid-In       Retained        Ownership     1999 Loan    Stockholders'
                                   Shares        Stock        Capital       Earnings          Plan         Program        Equity
                                   ------        -----        -------       --------          ----         -------        ------
BALANCES AT
   DECEMBER 29, 1996              5,322,507   $  266,000   $ 29,475,000   $ 11,748,000    $ (1,028,000)   $     --     $ 40,461,000
Exercise of stock options,
   including tax benefits, and
   sale of stock under Employee
   Stock Purchase Plan               99,031        6,000        434,000           --              --            --          440,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                --           --             --             --            85,000          --           85,000
Net loss                               --           --             --       (5,991,000)           --            --       (5,991,000)
                                  ---------   ----------   ------------   ------------    ------------     ----------   ------------

BALANCES AT
   DECEMBER 28, 1997              5,421,538      272,000     29,909,000      5,757,000        (943,000)         --       34,995,000
Exercise of stock options,
   including tax benefits             9,797         --           98,000           --              --            --           98,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                --           --             --             --           123,000          --          123,000
Net loss                               --           --             --       (1,485,000)           --            --       (1,485,000)
                                  ---------   ----------   ------------   ------------    ------------     ----------   ------------

BALANCES AT
   JANUARY 3, 1999                5,431,335      272,000     30,007,000      4,272,000        (820,000)         --       33,731,000
Stock sold in private trans-
   action and through rights
   offering                       1,326,881       66,000      4,697,000           --              --            --        4,763,000
Exercise of stock options            13,993        1,000         29,000           --              --            --           30,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                --           --             --             --           134,000          --          134,000
Purchase of stock-1999
   Loan Program                        --           --             --             --              --        (486,000)      (486,000)
Net loss                               --           --             --         (332,000)           --            --         (332,000)
                                  ---------   ----------   ------------   ------------    ------------     ----------   ------------
BALANCES AT
   JANUARY 2,2000                 6,772,209   $  339,000   $ 34,733,000   $  3,940,000    $   (686,000)    $ (486,000)  $ 37,840,000
                                ===========   ==========   ============   ============    ============     ==========   ============


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of J. Alexander's Corporation and its wholly-owned subsidiaries (the Company). The Company owns and operates 21 J. Alexander's restaurants in eleven states throughout the United States. Prior to 1997, the Company also owned and operated 58 Wendy's Old Fashioned Hamburgers restaurants as a franchisee of Wendy's International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1999 presentation.

FISCAL YEAR: The Company's fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 1998 included 53 weeks compared to 52 weeks for fiscal years 1999 and 1997. The fourth quarter of 1998 included 14 weeks.

CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

PROPERTY AND EQUIPMENT: Depreciation and amortization are provided on the straight-line method over the following estimated useful lives: buildings - 30 years, restaurant and other equipment - two to 10 years, and capital leases and leasehold improvements - lesser of life of assets or terms of leases, generally including renewal options.

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

REVENUE RECOGNITION: Restaurant revenues are recognized when food and service are provided. Unearned revenue consists of gift certificates sold, but not redeemed.

PRE-OPENING COSTS: Effective December 30, 1996, the Company changed its method of accounting for pre-opening costs to expense these costs as incurred and recorded the cumulative effect of this change in accounting principle resulting in an after tax charge of $885,000 ($.16 per share) in fiscal 1997. The impact in fiscal 1997 in addition to the cumulative effect was to increase the net loss by $282,000 ($.05 per share). In 1998, the American Institute of Certified Public Accountants issued a new accounting standard under Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". The requirements under this standard are consistent with the Company's policy which was adopted December 30, 1996. Thus, adoption of this standard had no impact on the Company's financial statements.

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

DEVELOPMENT COSTS: Certain direct and indirect costs are capitalized as building costs in conjunction with acquiring and developing new J. Alexander's restaurant sites and amortized over the life of the related building. Development costs of $203,000, $292,000 and $307,000 were capitalized during 1999, 1998 and 1997, respectively.

SELF-INSURANCE: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan and, for most of 1997 through 1999, except for the state of Ohio, for workers' compensation claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain estimation processes applicable to the insurance industry and, where applicable, based on Company experience.

ADVERTISING COSTS: The Company charges costs of production and distribution of advertising to expense at the time the costs are incurred. Advertising expense was $70,000, $289,000 and $255,000 in 1999, 1998 and 1997, respectively.

STOCK BASED COMPENSATION: The Company accounts for its stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, typically recognizes no compensation expense for such arrangements.

USE OF ESTIMATES IN FINANCIAL STATEMENTS: Judgment and estimation are utilized by management in certain areas in the preparation of the Company's financial statements. Some of the more significant areas include the valuation allowance relative to the Company's deferred tax assets and reserves for self-insurance of group medical claims and workers' compensation benefits. Management believes that such estimates have been based on reasonable assumptions and that such reserves are adequate.

IMPAIRMENT: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Accordingly, when indicators of impairment are present with respect to an individual restaurant, the Company periodically evaluates the carrying value of that restaurant's property and equipment and intangibles.

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

NOTE B - SALE OF STOCK

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

NOTE C - EARNINGS PER SHARE


         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                YEARS ENDED
                                                                                -----------
                                                               JANUARY 2         January 3           December 28
                                                                 2000              1999                 1997
                                                                 ----              ----                 ----
NUMERATOR:
Net loss before cumulative effect of change in
   accounting principle                                       $ (332,000)      $(1,485,000)         $(5,106,000)
Cumulative effect of change in accounting principle                    -                 -             (885,000)
                                                              ----------       -----------          -----------
Net loss (numerator for basic earnings per share)               (332,000)       (1,485,000)          (5,991,000)
Effect of dilutive securities                                          -                 -                    -
                                                              ----------       -----------          -----------
Net loss after assumed conversions (numerator
   for diluted earnings per share)                            $ (332,000)      $(1,485,000)         $(5,991,000)
                                                              ----------       -----------          -----------

DENOMINATOR:
Weighted average shares (denominator for basic earnings
   per share)                                                  6,428,000         5,426,000            5,409,000
Effect of dilutive securities                                         --                --                   --
                                                              ----------       -----------          -----------
Adjusted weighted average shares and assumed conversions
   (denominator for diluted earnings per share)                6,428,000         5,426,000            5,409,000
                                                              ==========        ==========          ===========
Basic earnings per share:
   Loss before accounting change                              $    (.05)       $      (.27)         $      (.95)
   Cumulative effect of change in accounting principle               --                 --                 (.16)
                                                              ----------       -----------          -----------
   Net loss                                                   $    (.05)       $      (.27)         $     (1.11)
                                                              =========        ===========          ===========
Diluted earnings per share:
   Loss before accounting change                              $    (.05)       $     (.27)          $      (.95)
   Cumulative effect of change in accounting principle               --                --                  (.16)
                                                              ----------       ----------           -----------
   Net loss                                                   $    (.05)       $     (.27)          $     (1.11)
                                                              =========        ==========           ===========


         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to net losses in the three years presented, all options outstanding were excluded from the computation of diluted earnings per share.

NOTE D - PROPERTY AND EQUIPMENT

         Balances of major classes of property and equipment are as follows:


                                                                             JANUARY 2              January 3
                                                                               2000                   1999
                                                                               ----                   ----
Land                                                                      $13,126,000             $13,126,000
Buildings                                                                  29,314,000              29,158,000
Buildings under capital leases                                                276,000                 276,000
Leasehold improvements                                                     18,088,000              15,351,000
Restaurant and other equipment                                             15,556,000              14,519,000
Construction in progress (estimated additional cost
   to complete at January 2, 2000, $2,255,000)                                277,000                  63,000
                                                                          -----------             -----------
                                                                           76,637,000              72,493,000
Less allowances for depreciation and amortization                         (14,495,000)            (11,053,000)
                                                                          -----------             -----------
                                                                          $62,142,000             $61,440,000
                                                                          ===========             ===========

         Effective as of January 4, 1999, the Company changed the estimated useful life of its buildings from 25 years to 30 years. Also, the estimated life of leasehold improvements was changed to include an amortization period based on the lesser of the lease term, generally including renewal options, or the useful life of the asset, including the longer 30 year life for structures. The effect of these changes was to decrease the net loss reported for 1999 by $333,000, representing a decrease to the diluted loss per share of $.05 for 1999.

NOTE E - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Long-term debt and obligations under capital leases at January 2, 2000, and January 3, 1999, are summarized below:

                                                                  JANUARY 2, 2000            January 3, 1999
                                                                  ---------------            ---------------
                                                              CURRENT      LONG-TERM       Current      Long-Term
                                                              -------      ---------       -------      ---------
Convertible Subordinated Debentures, 8.25%, due 2003         $973,000    $10,000,000    $1,875,000    $11,875,000
Bank credit agreement, at variable interest rates ranging
from  6.9% to 8.5%, available through July 1, 2001                 --      8,019,000            --      9,270,000
Obligations under capital leases, 9.75% to 11.50%
interest, payable through 2005                                 22,000        109,000        42,000        216,000
                                                             --------    -----------    ----------    -----------
                                                             $995,000    $18,128,000    $1,917,000    $21,361,000
                                                             ========    ===========    ==========    ===========

         Aggregate maturities of long-term debt, including required sinking fund payments, for the five years succeeding January 2, 2000, are as follows: 2000 - $995,000; 2001 - $9,918,000 (includes line of credit balance); 2002 -
$1,902,000; 2003 - $6,281,000; 2004 - $27,000.

         The Convertible Subordinated Debentures due 2003 are convertible into common stock of the Company at any time prior to maturity at $17.75 per share, subject to adjustment in certain events. At January 2, 2000, 618,197 shares of common stock were reserved for issuance upon conversion of the outstanding debentures. The debentures are redeemable upon not less than 30 days' notice at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued interest to the redemption date. The effective interest rate on the debentures is 8.68%. The Debenture Indenture requires minimum annual sinking fund payments of $1,875,000 through 2002.

         The Company maintains an unsecured bank line of credit agreement for up to $20,000,000 of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $8,019,000 and $9,270,000 at January 2, 2000 and January 3, 1999, respectively. In March 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended credit agreement contains covenants which require the Company to achieve specified results of operation and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. It also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is based on

LIBOR plus two to three percent, depending on certain financial ratios achieved by the Company. All amounts outstanding under the line become due on July 1, 2001, unless the Company exercises its option to convert outstanding borrowings to a term loan prior to that time.

         Cash interest payments amounted to $1,606,000, $2,011,000 and $1,483,000, in 1999, 1998 and 1997, respectively. Interest costs of $48,000,
$96,000 and $453,000 were capitalized as part of building and leasehold costs in 1999, 1998, and 1997, respectively.

         The carrying value and estimated fair value of the Company's Convertible Subordinated Debentures were $10,973,000 and $10,424,000, respectively, at January 2, 2000.

NOTE F - LEASES

         At January 2, 2000, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

         Accumulated amortization of buildings under capital leases totaled $243,000 at January 2, 2000 and $229,000 at January 3, 1999. Amortization of leased assets is included in depreciation and amortization expense.

         Total rental expense amounted to:

                                                                                   Years Ended
                                                                                   -----------
                                                                 JANUARY 2          January 3        December 28
                                                                   2000               1999              1997
                                                                   ----               ----              ----
Minimum rentals under operating leases                         $1,768,000          $1,566,000       $1,218,000
Contingent rentals                                                 67,000              69,000           63,000
Less: Sublease rentals                                           (199,000)           (260,000)        (260,000)
                                                               ----------          ----------       ----------
                                                               $1,636,000          $1,375,000       $1,021,000
                                                               ==========          ==========       ==========

         At January 2, 2000, future minimum lease payments under capital leases and noncancellable operating leases (including renewal options) with initial terms of one year or more are as follows:

                                                                   Capital         Operating
                                                                   Leases           Leases
                                                                   ------           ------
2000                                                              $ 35,000       $ 1,570,000
2001                                                                35,000         1,663,000
2002                                                                35,000         1,589,000
2003                                                                35,000         1,621,000
2004                                                                27,000         1,379,000
Thereafter                                                              --        28,417,000
                                                                  --------       -----------
                             Total minimum payments                167,000       $36,239,000
                                                                  --------       ===========
                              Less imputed interest                (36,000)
                                                                  --------
           Present value of minimum rental payments                131,000
         Less current maturities at January 2, 2000                (22,000)
                                                                  --------
           Long-term obligations at January 2, 2000               $109,000
                                                                  ========

         Minimum future rentals receivable under subleases for operating leases at January 2, 2000, amounted to $991,000.

NOTE G - INCOME TAXES

         At January 2, 2000, the Company had net operating loss carryforwards of $3,098,000 for income tax purposes that expire in the years 2000 through 2018. Tax credit carryforwards (consisting of investment and jobs tax credits which expire in the years 2000 and 2001, FICA tip credits which expire in the years 2009 through 2019 and alternative minimum tax credits which may be carried forward indefinitely) of $3,079,000 are also available to reduce future federal income taxes.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 2, 2000, and January 3, 1999, are as follows:


                                                                                 JANUARY 2           January 3
                                                                                   2000                1999
                                                                                   ----                ----
Deferred tax liabilities:
   Tax over book depreciation                                                  $  114,000           $  407,000
   Other - net                                                                    502,000              522,000
                                                                               ----------           ----------
     Total deferred tax liabilities                                               616,000              929,000
                                                                               ----------           ----------
Deferred tax assets:
   Capital/finance leases                                                           3,000                6,000
   Deferred compensation accruals                                                 225,000              194,000
   Self-insurance accruals                                                         58,000               65,000
   Net operating loss carryforwards                                             1,053,000            1,687,000
   Tax credit carryforwards                                                     3,079,000            3,101,000
   Other - net                                                                    308,000              271,000
                                                                               ----------           ----------
     Total deferred tax assets                                                  4,726,000            5,324,000
   Valuation allowance for deferred tax assets                                 (4,110,000)          (4,395,000)
                                                                               ----------           ----------
                                                                                  616,000              929,000
                                                                               ----------           ----------
   Net deferred tax assets                                                     $       --           $       --
                                                                               ==========           ==========

         SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Since the fourth quarter of 1997, management has concluded that, based upon results of operations during the periods in question and its near-term forecast of future taxable earnings, a valuation allowance was appropriate relative to its deferred tax assets. At January 2, 2000, the Company had no net deferred tax assets and a valuation allowance of $4,110,000.

         Significant components of the income tax provision (benefit) are as follows:


                                                                                     Years Ended
                                                                     JANUARY 2        January 3       December 28
                                                                       2000             1999             1997
                                                                       ----             ----             ----
Currently payable:
   Federal                                                           $31,000           $(94,000)     $   31,000
   State                                                               2,000             94,000         261,000
                                                                     -------        -----------      ----------
     Total                                                            33,000                 --         292,000
Deferred                                                                  --                 --       2,393,000
                                                                     -------        -----------      ----------
Income tax provision                                                 $33,000        $        --      $2,685,000
                                                                     =======        ===========      ==========


         The Company's consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

                                                                                      Years Ended
                                                                    JANUARY 2          January 3     December 28
                                                                      2000               1999           1997
                                                                      ----               ----           ----
Tax benefit computed at federal statutory rate (34%)               $(102,000)         $(505,000)    $(1,124,000)
State and local income taxes                                           1,000             63,000         172,000
Non-deductible expenses                                              160,000            156,000          98,000
Effect of net operating loss carryforwards and tax credits          259,000            (244,000)       (326,000)
Valuation of deferred tax assets                                    (285,000)           530,000       3,865,000
                                                                  ----------       ------------      ----------
Income tax provision                                              $   33,000       $         --      $2,685,000
                                                                  ==========       ============      ==========

         The Company made income tax payments of $180,000 and $1,126,000 in 1999 and 1997, respectively. The Company received net income tax refunds of $814,000 in 1998.

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

      A summary of options under the Company's option plans is as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                                       Exercise
Options                                                              Shares        Option Prices          Price
-------                                                              ------        -------------          -----
Outstanding at December 29, 1996                                    529,287      $1.38-   $13.00          $6.83
   Issued                                                           326,600       5.69-     8.75           6.79
   Exercised                                                        (93,419)      1.38-     7.63           4.19
   Expired or canceled                                              (97,818)      7.38-    11.69           7.58
                                                                    -------      ---------------          -----
Outstanding at December 28, 1997                                    664,650       1.38-    13.00           6.75
   Issued                                                           355,220       2.75-     4.97           2.79
   Exercised                                                        (10,000)     2.00                      2.00
   Expired or canceled                                             (331,050)      4.94-    13.00           7.45
                                                                    -------      ---------------          -----
Outstanding at January 3, 1999                                      678,820       1.38-    11.69           4.40
   Issued                                                           189,000       2.25-     4.06           2.30
   Exercised                                                        (14,000)      1.75-     3.81           2.13
   Expired or canceled                                              (43,300)      3.81-    11.69           4.60
                                                                    -------      ---------------          -----
Outstanding at January 2, 2000                                      810,520      $1.38-   $11.69          $3.95
                                                                    =======      ===============          =====

         Options exercisable and shares available for future grant are as follows:

                                                                    JANUARY 2           January 3     December 28
                                                                      2000                1999           1997
                                                                      ----                ----           ----
Options exercisable                                                 344,004              221,171        269,439
Shares available for grant                                          190,564              123,014        218,384

         The following table summarizes information about stock options outstanding at January 2, 2000:


                               Options Outstanding                                       Options Exercisable
                        Number                                                         Number
                    Outstanding at          Weighted             Weighted          Exercisable at      Weighted
    Range of           January 2        Average Remaining    Average Exercise         January 2         Average
Exercise Prices          2000           Contractual Life           Price                2000        Exercise Price
---------------          ----           ----------------           -----                ----        --------------
 $1.38-    $2.25        264,500           6.8 years               $2.01                84,500            $1.50
  2.75-     2.88        327,520           8.8 years                2.75               107,507             2.75
  3.81-     5.69         58,500           7.8 years                5.50                38,666             5.54
  7.38-    11.69        160,000           5.3 years                9.02               113,331             8.81
-------   ------        -------                                   -----               -------            -----
 $1.38-   $11.69        810,520                                   $3.95               344,004            $4.75
=======   ======        =======                                   =====               =======            =====

         Options exercisable at January 3, 1999 and December 28, 1997 had weighted average exercise prices of $5.23 and $6.00, respectively.

         In 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock Based Compensation". This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or continuing to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.94%, 4.62% and 6.04%; no annual dividend yield; volatility factors of .4500,
 .3795 and .3619 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                                   Years Ended
                                                              JANUARY 2             January 3          December 28
                                                                2000                  1999                1997
                                                                ----                  ----                ----
Pro forma net loss                                            $(688,000)          $(2,076,000)       $(6,503,000)
Pro forma loss per share
     Basic                                                    $    (.11)          $      (.38)       $     (1.20)
     Diluted                                                  $    (.11)          $      (.38)       $     (1.20)

         The weighted average fair value per share for options granted during 1999, 1998 and 1997 was $1.50, $1.61 and $4.09, respectively.

         The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company's common stock are available for issuance. A total of 15,760 shares were issued under the plan in 1997. No shares were issued under the plan in 1998 or 1999.

         The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $94,000, $59,000 and $113,000 in 1999, 1998 and 1997, respectively.

         The Company has a Savings Incentive and Salary Deferral Plan under
Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant's salary, the Company makes a minimum 10% matching contribution to the plan. The Company's matching contribution for 1999 totaled $36,000, or 25% of eligible participant contributions. For 1998 and 1997, the Company recognized expense of $29,000 and $22,000, respectively.

         In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company's common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum are allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. Such borrowings are to be used exclusively to purchase shares of the Company's common stock and shall accrue interest at the rate of 3% annually from the date of the last purchase of shares under the program until paid in full. Interest is payable quarterly until December 31, 2006 at which time there will be a balloon payment of the unpaid interest and the entire principal amount due. In the event that a participant receives from the Company bonus compensation, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant's loan may be declared due and payable upon termination of a participant's employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized is $1,000,000. As of January 2, 2000, the Loan Program had purchased 160,300 shares of Company stock at an aggregate purchase price of $486,000. The purchase of stock under the Loan Program has been reported as a reduction from the Company's stockholders' equity.

         In addition to shares purchased in the manner described above, participants in the Loan Program will receive a stock bonus award on one share of common stock for every 20 shares of common stock purchased under the program. Participants in the Loan Program will also receive an award of one share of restricted common stock for every 20 shares of common stock purchased under the program. Both the stock bonus award and the restricted stock award will be issued pursuant to the Company's 1994 Employee Stock Incentive Plan, with the restricted stock award scheduled to vest at the rate of 20% of the number of shares awarded on each of the second through sixth anniversaries of the date of the last purchase of shares under the Loan Program.

         For purposes of computing earnings per share, the shares purchased through the Loan Program are included as outstanding shares in the weighted average share calculation.

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

         The Company has made a contribution to the ESOP each year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996 when no contribution was made. Contributions made to the ESOP resulted in net compensation expense of $135,000, $123,000 and $85,000 for

1999, 1998 and 1997, respectively, with corresponding reductions in the ESOP note receivable. The terms of the ESOP note, as amended in 1997, call for interest to be paid at an annual rate of 10% and for repayment of the ESOP note's remaining principle in annual amounts ranging from $148,000 to $197,000 over the period 2000 through 2003.

         All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant's account to vest. Allocation of stock is made to participants' accounts as the ESOP's loan is repaid and is in proportion to each participant's compensation for each year. Shares allocated under the ESOP were 305,424 and 267,515 at January 2, 2000 and January 3, 1999, respectively.

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

         The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of common stock) one-hundredth of a share of no par value Series A Junior Preferred (a "Unit") at an exercise price of $12.00 per Unit. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire May 16, 2004. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

         During 1999, the shareholder rights plan was amended by altering the definition of "acquiring person" to specify that Solidus, LLC and its affiliates shall not be or become an acquiring person as the result of its acquisition of Company common stock in excess of 20% or more of Company common stock outstanding (See Note B - Sale of Stock).

NOTE K - COMMITMENTS AND CONTINGENCIES

         As a result of the disposition of its Wendy's operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to sixteen years. The total amount of lease payments remaining on these leases at January 2, 2000 was approximately $4.3 million. In connection with the sale of its Mrs. Winner's Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real and personal property leases with remaining terms of one to six years. The total amount of lease payments remaining on these leases at January 2, 2000, was approximately $1.8 million. Additionally, in connection with the previous disposition of certain other Wendy's restaurant operations, primarily the southern California Wendy's restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to seven years. The total amount of lease payments remaining on these leases as of January 2, 2000, was approximately $800,000.

         The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

NOTE L - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities included the following:


                                                              JANUARY 2            January 3
                                                                2000                 1999
                                                                ----                 ----
Taxes, other than income taxes                               $1,584,000            $1,401,000
Salaries and wages                                              584,000               750,000
Insurance                                                       249,000               493,000
Interest                                                         82,000               191,000
Other                                                         1,131,000             1,058,000
                                                             ----------            ----------
                                                             $3,630,000            $3,893,000
                                                             ==========            ==========

                         Quarterly Results of Operations


         The following is a summary of the quarterly results of operations for the years ended January 2, 2000 and January 3, 1999 (dollars in thousands, except per share amounts):

                                                                               1999 Quarters Ended
                                                                               -------------------
                                                               April 4        July 4      October 3    January 2
                                                               -------        ------      ---------    ---------
Net sales                                                       $19,208      $18,762       $19,041      $21,443
Net income (loss)                                                   244         (166)         (820)        410
Basic earnings per share                                       $    .04     $   (.03)     $   (.12)    $    .06
Diluted earnings per share                                     $    .04     $   (.03)     $   (.12)    $    .06

                                                                                1998 Quarters Ended
                                                                                -------------------
                                                                March 29       June 28    September 27   January 3(1)
                                                                --------       -------    ------------   -----------
Net sales                                                      $ 17,512       $ 18,095      $ 18,087       $ 20,506
Net income (loss)                                                (1,104)          (365)         (383)           367(2)
Basic earnings per share                                       $   (.20)      $   (.07)     $   (.07)      $    .07
Diluted earnings per share                                     $   (.20)      $   (.07)     $   (.07)      $    .07


1 Represents a 14-week quarter ending January 3, 1999, compared to 13-week quarters for all other quarters presented.


2 Includes pre-tax gain of $264 related to disposal of Wendy's restaurant operations in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required under this item with respect to directors of the Company is incorporated herein by reference to the "Proposal No. 1: Election of Directors" section and the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 16, 2000. (See also "Executive Officers of the Company" under Part I of this Form 10-K.)

ITEM 11.  EXECUTIVE COMPENSATION

        The information required under this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 16, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 16, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required under this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held May 16, 2000.

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

      (3)(b) Restated Bylaws as currently in effect. (Exhibit 3(b) of the Registrant's Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

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

      (4)(c) Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant's Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

      (4)(d) Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant's Report on Form 10-k for the year ended January 3, 1999 is incorporated herein by reference).

      (4)(e) Stock Purchase and Standstill Agreement dated March 22, 1999, by and between the Registrant and Solidus, LLC. (Exhibit 4(e) of the Registrant's Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

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

      (10)(n) 1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1985, and Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 11, 1993).

      (10)(o) 1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

      (10)(p) 1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement on Form S-8, Registration No. 33-77476).

      (10)(q) Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

      (10)(r) 1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

      (10)(s)         Amendment to Employee Stock Ownership Plan, dated
                      June 29, 1994.

      (10)(t)         Amendment to Employee Stock Ownership Plan, dated
                      February 17, 1998

      (10)(u)         Amendment to Employee Stock Ownership Plan, dated
                      December 30, 1998.

      (10)(v) Second Amendment to Loan Agreement dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.).

      (10)(w) Renewal of Line of Credit Note dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.).

       (21)           List of subsidiaries of Registrant.

       (23)           Consent of Independent Auditors.

(b)     Reports on Form 8-K:

        On November 23, 1999 the Company filed a Current Report on Form 8-K containing Item 5 describing a press release dated November 19, 1999 (also filed as an exhibit to the Form 8-K), stating that the Company's Board of Directors had declined to pursue discussions with O'Charley's, Inc., regarding the possibility of a merger of the two companies.

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

                                J. ALEXANDER'S CORPORATION


Date:    3/31/00                By:  /s/ Lonnie J. Stout II
         --------               ------------------------------------------------
                                Lonnie J. Stout II
                                Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Name                      Capacity                                             Date
    ----                      --------                                             ----
/s/ Lonnie J. Stout II       Chairman, President, Chief Executive Officer        3/31/00
----------------------       and Director (Principal Executive Officer)
  Lonnie J. Stout II



/s/ R. Gregory Lewis         Vice President and Chief Financial Officer          3/31/00
----------------------       (Principal Financial Officer)
   R. Gregory Lewis



/s/ Mark A. Parkey           Vice President and Controller                       3/31/00
----------------------       (Principal Accounting Officer)
   Mark A. Parkey



/s/ E. Townes Duncan         Director                                            3/31/00
----------------------
   E. Townes Duncan



/s/ Garland G. Fritts        Director                                            3/31/00
----------------------
   Garland G. Fritts



/s/ John L.M. Tobias         Director                                            3/31/00
----------------------
   John L.M. Tobias


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(2), (c) and (d)

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                        FISCAL YEAR ENDED JANUARY 2, 2000

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES


             COL. A                          COL. B                    COL. C                COL. D       COL. E
             ------                          ------                    ------                ------       ------
                                                                      Additions
                                           Balance at       Charged to      Charged to                   Balance
                                            Beginning        Costs and    Other Accounts   Deductions-    at End
           Description                      of Period        Expenses        Describe       Describe     of Period
           -----------                      ---------        --------        --------       --------     ---------
Year ended January 2, 2000:
Valuation allowance for
     deferred tax assets                   $4,395,000       $(285,000)         $0              $0        $4,110,000

Year ended January 3, 1999:
   Valuation allowance for deferred
    tax assets                              $3,865,000       $530,000          $0              $0        $4,395,000

Year ended December 28, 1997:
   Valuation allowance for
     deferred tax assets                            $0      $3,865,000(1)      $0              $0        $3,865,000


(1) Includes a $2,393,000 increase to the beginning of the year valuation allowance reflecting a change in circumstances which resulted in a judgement that a 100% valuation allowance was appropriate as of December 28, 1997.

                           J. ALEXANDER'S CORPORATION

                                  EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K         Description
--------------         -----------
     (10)(s)           Amendment to Employee Stock Ownership Plan, dated June
                       29, 1994.

     (10)(t)           Amendment to Employee Stock Ownership Plan, dated
                       February 17, 1998.

     (10)(u)           Amendment to Employee Stock Ownership Plan, dated
                       December 30, 1998.

     (10)(v) Second Amendment to Loan Agreement dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.).

     (10)(w) Renewal of Line of Credit Note dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.).

     (21)              List of subsidiaries of Registrant.

     (23)              Consent of Ernst & Young LLP, independent auditors

     (27)              Financial Data Schedule (FOR SEC USE ONLY)