Form 10-K/A
period 2000-01-02
ALEXANDERS J CORP
filed 2000-05-12
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

Note: This Form 10-K/A is filed to correct the 1999 weighted average weekly sales per restaurant in the table below, which was incorrectly stated as $76,300 in the Form 10-K/A filed on April 3, 2000. The corrected figure is $74,900.

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

         The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                                                Fiscal Year
                                                              1999                 1998                 1997
                                                              ----                 ----                 ----
Net sales                                                     100.0%               100.0%               100.0%
Costs and expenses:
   Cost of sales                                               32.6                 34.2                 34.1
   Restaurant labor and related costs                          33.5                 33.2                 33.0
   Depreciation and amortization of restaurant property
     and equipment                                              4.7                  5.1                  5.0
   Other operating expenses                                    18.3                 18.4                 18.9
                                                              -----                -----                -----
     Total restaurant operating expenses                       89.1                 91.0                 91.0
General and administrative expenses                             9.1                  7.8                 10.1
Pre-opening expense                                              .3                   .9                  2.8
Gain on Wendy's disposition                                      --                   .4                  1.2
                                                              -----                -----                -----
Operating income (loss)                                         1.5                   .7                 (2.8)
Other income (expense):
   Interest expense, net                                       (2.0)                (2.7)                (1.5)
   Gain on purchase of debentures                                .2                   --                   --
   Other, net                                                   (.1)                  --                   --
                                                              -----                -----                -----
     Total other expense                                       (1.9)                (2.7)                (1.5)
Loss before income taxes                                        (.4)                (2.0)                (4.2)
Income tax provision                                             --                   --                 (4.7)
                                                              -----                -----                -----
Loss before cumulative effect of change in                      (.4)                (2.0)                (8.9)
accounting principle
Cumulative effect of change in accounting principle              --                   --                 (1.5)
                                                              -----                -----                -----
   Net loss                                                     (.4)%               (2.0)%              (10.5)%
                                                              =====                =====                =====

Restaurants open at end of period                                   21                   20                   18
Weighted average weekly sales per restaurant                   $74,900              $73,200              $72,500

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

                                J. ALEXANDER'S CORPORATION


Date:    5/12/00                By:  /s/ R. Gregory Lewis
         --------               ------------------------------------------------
                                R. Gregory Lewis
                                Vice-President, Chief Financial Officer and
                                Secretary