Form 10-Q
period 2000-04-02
ALEXANDERS J CORP
filed 2000-05-17
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended April 2, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from  ______________ to _________________.


Commission file number     1-8766
                       ---------------

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Common Stock Outstanding - 6,851,950 shares at May 15, 2000.



Page 1 of 14 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                          APRIL 2      January 2
                                                                            2000          2000
                                                                          --------      --------
                                                                        (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ........................................     $    655      $    933
   Accounts and notes receivable, including current portion of
     direct financing leases ........................................          120           103
   Inventories ......................................................          629           703
   Prepaid expenses and other current assets ........................          485           422
                                                                          --------      --------
   TOTAL CURRENT ASSETS .............................................        1,889         2,161

OTHER ASSETS ........................................................          891           844

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $15,424 and $14,495 at
   April 2, 2000, and January 2, 2000, respectively .................       62,280        62,142

DEFERRED CHARGES, less amortization .................................          466           488
                                                                          --------      --------
                                                                          $ 65,526      $ 65,635
                                                                          ========      ========

                                                                          APRIL 2      January 2
                                                                            2000          2000
                                                                          --------      --------
                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................     $  1,709      $  2,254
   Accrued expenses and other current liabilities ...................        4,594         3,630
   Unearned revenue .................................................        1,277         1,691
   Current portion of long-term debt and obligations under
     capital leases .................................................           22           995
                                                                          --------      --------
     TOTAL CURRENT LIABILITIES ......................................     $  7,602         8,570

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................       18,790        18,128

OTHER LONG-TERM LIABILITIES .........................................        1,280         1,097

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,851,950 and 6,772,209 shares at
     April 2, 2000, and January 2, 2000, respectively ...............          342           339
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................           --            --
   Additional paid-in capital .......................................       34,756        34,733
   Retained earnings ................................................        4,445         3,940
                                                                          --------      --------
                                                                            39,543        39,012

   Note receivable - Employee Stock Ownership Plan ..................         (686)         (686)
   Employee receivables - 1999 Loan Program .........................       (1,003)         (486)
                                                                          --------      --------
     TOTAL STOCKHOLDERS' EQUITY .....................................       37,854        37,840
                                                                          --------      --------
                                                                          $ 65,526      $ 65,635
                                                                          ========      ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Quarter Ended
                                                                ----------------------
                                                                 APRIL 2       April 4
                                                                  2000          1999
                                                                --------      --------
Net sales .................................................     $ 22,208      $ 19,208

Costs and expenses:
   Cost of sales ..........................................        6,939         6,094
   Restaurant labor and related costs .....................        7,253         6,373
   Depreciation and amortization of restaurant property and
     equipment ............................................          966           920
   Other operating expenses ...............................        3,837         3,525
                                                                --------      --------
     Total restaurant operating expenses ..................       18,995        16,912

General and administrative expenses .......................        2,071         1,703
Pre-opening expense .......................................           59            --
                                                                --------      --------
Operating income ..........................................        1,083           593
Other income (expense):
   Interest expense, net ..................................         (381)         (451)
   Gain on purchase of debentures .........................           29            90
   Other, net .............................................          (30)           45
                                                                --------      --------
     Total other expense ..................................         (382)         (316)
                                                                --------      --------
Income before income taxes ................................          701           277
Income tax provision ......................................          196            33
                                                                --------      --------
Net income ................................................     $    505      $    244
                                                                ========      ========
Basic earnings per share ..................................     $    .07      $    .04
                                                                ========      ========
Diluted earnings per share ................................     $    .07      $    .04
                                                                ========      ========







See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                              Three Months Ended
                                                             --------------------
                                                             APRIL 2      April 4
                                                              2000         1999
                                                             -------      -------
Net cash provided by operating activities ..............     $ 1,894      $   325

Net cash used by investing activities:
   Purchase of property and equipment ..................      (1,302)        (573)
   Other investing activities ..........................         (68)         (45)
                                                             -------      -------
                                                              (1,370)        (618)
Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases        (979)      (1,433)
   Proceeds under bank line of credit agreement ........       6,982        6,776
   Payments under bank line of credit agreement ........      (6,314)      (9,882)
   Purchase of stock for 1999 Loan Program .............        (517)          --
   Sale of stock and exercise of stock options .........          26        4,102
                                                             -------      -------
                                                                (802)        (437)

Decrease in cash and cash equivalents ..................        (278)        (730)

Cash and cash equivalents at beginning of period .......         933        1,022
                                                             -------      -------
Cash and cash equivalents at end of period .............     $   655      $   292
                                                             =======      =======






See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000, as amended.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)
                                                                          Quarter Ended
                                                                        ------------------
                                                                        APRIL 2    April 4
                                                                          2000       1999
                                                                         ------     ------
NUMERATOR:
Net income (numerator for basic earnings per share) ................     $  505     $  244
Effect of dilutive securities ......................................         --         --
                                                                         ------     ------
Net income after assumed conversions (numerator for diluted earnings
   per share) ......................................................     $  505     $  244
                                                                         ======     ======
DENOMINATOR:
Weighted average shares (denominator for basic earnings per share)..      6,828      5,600
Effect of dilutive securities:
     Employee stock options ........................................        147        173
                                                                         ------     ------
Adjusted weighted average shares and assumed conversions
   (denominator for diluted earnings per share) ....................      6,975      5,773
                                                                         ======     ======
Basic earnings per share ...........................................     $  .07     $  .04
                                                                         ======     ======
Diluted earnings per share .........................................     $  .07     $  .04
                                                                         ======     ======

In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended April 2, 2000, options to purchase 219,000 shares of common stock at prices ranging from $3.81 to $11.69 were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the quarter ended April 4, 1999, a total of 224,000 such options were excluded, at exercise prices ranging from $4.97 to $11.69.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

                                                                       Quarter Ended
                                                                  -------------------------
                                                                   APRIL 2        April 4
                                                                    2000            1999
                                                                  ---------       ---------
Net sales ...................................................         100.0%          100.0%
Costs and expenses:
     Cost of sales ..........................................          31.2            31.7
     Restaurant labor and related costs .....................          32.7            33.2
     Depreciation and amortization of restaurant property and
         equipment ..........................................           4.3             4.8
     Other operating expenses ...............................          17.3            18.4
                                                                  ---------       ---------
         Total restaurant operating expenses ................          85.5            88.0

General and administrative expenses .........................           9.3             8.9
Pre-opening expense .........................................           0.3              --
                                                                  ---------       ---------
Operating income ............................................           4.9             3.1

Other income (expense):
     Interest expense, net ..................................          (1.7)           (2.3)
     Other, net .............................................            --             0.7
                                                                  ---------       ---------
         Total other income (expense) .......................          (1.7)           (1.6)

Income before income taxes ..................................           3.2             1.4
Income tax provision ........................................          (0.9)           (0.2)
                                                                  ---------       ---------
Net income ..................................................           2.3%            1.3%
                                                                  =========       =========

Restaurants open at end of period ...........................            21              20

Weighted average weekly sales per restaurant:
     All restaurants ........................................     $  81,300       $  73,900
     Same store restaurants .................................     $  80,800       $  73,900

NET SALES

         Net sales increased 15.6% for the first quarter of 2000, as compared to the same period of 1999, due primarily to increased same store sales and the opening of a new restaurant in November, 1999. Same store sales, which include comparable sales for the 20 restaurants open for more than 12 months, averaged $80,800 per week for the first quarter of 2000, an increase of 9.3% compared to a weekly average of $73,900 in the corresponding period of the prior year.

         Management estimates that menu prices were approximately 4% higher in the first quarter of 2000 than during the same period of 1999 and that guest counts on a same store basis were approximately the same as for the same period of the prior year. In addition to adjusting menu prices, the Company repositioned its menu near the end of the third quarter of 1999 to place more emphasis on its premium offerings and daily feature items, while de-emphasizing certain lower priced menu items. As a result of these changes and continued emphasis on a number of guest service initiatives begun in 1997, same store sales increased by 8.6% in the fourth quarter of 1999 as compared to the same period of 1998, and effectively positioned the Company to realize the increases during the first quarter of 2000 noted above.

COSTS AND EXPENSES

         Restaurant costs and expenses decreased in all categories as a percent of sales during the first quarter of 2000 compared to the first quarter of 1999, with the total of 85.5% of sales comparing favorably to 88.0% of sales during the corresponding period of 1999. Reduced cost of sales, which includes food and alcoholic beverage costs, coupled with efficiencies in labor and other operating expenses achieved at higher sales volumes and management's emphasis on expense control, were the primary factors responsible for the improvements achieved during the first quarter of 2000.

         Management remains optimistic about the prospects for J. Alexander's and continues to believe that the primary issue faced by the Company in maintaining consistent profitability is the improvement of sales in several of its restaurants, and particularly certain of its newer restaurants. It believes that actions taken to date, including guest service initiatives which were implemented two years ago and the menu repositioning implemented in the third quarter of 1999, together with continued emphasis on increasing sales and profits, are having and will continue to have a positive impact on the Company's sales and financial performance for 2000 and that the Company will be profitable in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 9.3% of sales for the first quarter of 2000, up slightly from 8.9% of sales for the same period of 1999. Management expects general and administrative expenses for the remainder of fiscal 2000 to approximate, on a quarterly basis, the amount recorded for the quarter ended April 2, 2000.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. Pre-opening expense of $59,000 was incurred during the first quarter of 2000 in connection with the Company's next new restaurant which is planned to open in July 2000. Additional pre-opening costs will be recorded in connection with this restaurant in the second and third quarters of 2000, with a significant portion of these amounts being incurred in the third quarter when the restaurant will open. There was no pre-opening expense recorded during the first quarter of 1999.

OTHER INCOME (EXPENSE)

         Net interest expense decreased by $70,000 during the first quarter of 2000 as compared to the corresponding period in 1999 due primarily to the impact of reduced balances associated with the Company's convertible subordinated debentures and a reduction in the Company's line of credit after applying proceeds from sales of stock in March and June, 1999, to the outstanding balance on the line.

         In connection with the annual sinking fund requirement associated with its Convertible Subordinated Debentures, the Company has periodically purchased bonds at a discount in the open market, resulting in a gain to the Company. Such gains totaled $90,000 in the prior year period as compared to $29,000 during the first quarter of 2000.

INCOME TAXES

         The Company was subject to alternative minimum tax during 1999 and is projected to be in a similar position for fiscal 2000. For the first quarter of 1999, the Company's effective tax rate was 12%. This amount differed from the federal statutory rate of 34% primarily due to a provision for certain expiring federal net operating loss and credit carryforwards, nondeductible expenses and state income taxes, offset by a decrease in the valuation allowance and the benefit of alternative minimum tax net operating loss carryforwards and FICA tip credits generated during 1999. For the first quarter of 2000, a similar analysis yielded an effective rate of 28%, with the higher amount reflecting the impact of the Company's utilization of all alternative minimum tax net operating loss carryforwards during fiscal 1999. Net deferred tax assets are fully reserved by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $1,894,000 and $325,000 during the first quarters of 2000 and 1999, respectively. Cash and cash equivalents decreased from $933,000 at year end 1999 to $655,000 at April 2, 2000.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement of $1,875,000 in connection with its outstanding Convertible Subordinated Debentures. At April 2, 2000, the 2000 sinking fund obligation had been met through the purchase of bonds in the open market. The Company has met its recent capital needs and maintained liquidity primarily by use of cash flow from operations and use of its bank line of credit discussed below.

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

         While a working capital deficit of $5,713,000 existed as of April 2, 2000, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         In 1999, the Company's Board of Directors established a loan program designed to enable eligible employees to purchase shares of the Company's common stock. Under the program participants may borrow an amount equal to the full price of common stock purchased. The plan authorized $1 million in loans to employees. Purchases of stock under the plan totaled $486,000 during 1999, with the remainder of the authorized amount being purchased by February 2000. The employee loans, which are reported as a deduction from stockholders' equity, are payable on December 31, 2006, unless repaid sooner pursuant to the terms of the plan.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At April 2, 2000, borrowings outstanding under this line of credit were $8,687,000. In March of 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended line of credit agreement contains covenants which require the Company to achieve specified results of operations and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at April 2, 2000 and, based on a current assessment of its business, believes it will continue to comply with these covenants through July 1, 2001. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the disclosures set forth in
Item 7a of the Company's Annual Report on Form 10-K, as amended, for the year ended January 2, 2000.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit (27)      Financial Data Schedule (for SEC use only)

          (b) No reports on Form 8-K were filed for the quarter ended April 2, 2000.

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







Date: May 16, 2000

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit No.                                                        Page No.
-----------                                                        --------

    (27)            Financial Data Schedules                 (For SEC Use Only)