Form 10-Q
period 2000-07-02
ALEXANDERS J CORP
filed 2000-08-16
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 2, 2000
                           ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to               .
                               -------------    -------------

Commission file number 1-8766
                       ------


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       Common Stock Outstanding - 6,851,827 shares at August 15, 2000.

Page 1 of 15 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                         JULY 2    January 2
                                                                          2000        2000
                                                                        --------    --------
                                                                       (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ........................................   $    776    $    933
   Accounts and notes receivable, including current portion of
     direct financing leases ........................................        104         103
   Inventories ......................................................        614         703
   Prepaid expenses and other current assets ........................        440         422
                                                                        --------    --------
   TOTAL CURRENT ASSETS .............................................      1,934       2,161

OTHER ASSETS ........................................................        885         844

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $16,386 and $14,495 at
   July 2, 2000, and January 2, 2000, respectively ..................     63,431      62,142

DEFERRED CHARGES, less amortization .................................        456         488
                                                                        --------    --------
                                                                        $ 66,706    $ 65,635
                                                                        ========    ========

                                                                         JULY 2    January 2
                                                                          2000        2000
                                                                        --------    --------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................   $  1,495    $  2,254
   Accrued expenses and other current liabilities ...................      4,057       3,630
   Unearned revenue .................................................      1,249       1,691
   Current portion of long-term debt and obligations under
     capital leases .................................................      1,898         995
                                                                        --------    --------
     TOTAL CURRENT LIABILITIES ......................................      8,699       8,570

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................     18,705      18,128

OTHER LONG-TERM LIABILITIES .........................................      1,335       1,097

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,851,827 and 6,772,209 shares at
     July 2, 2000, and January 2, 2000, respectively ................        343         339
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................         --          --
   Additional paid-in capital .......................................     34,755      34,733
   Retained earnings ................................................      4,555       3,940
                                                                        --------    --------
                                                                          39,653      39,012

   Note receivable - Employee Stock Ownership Plan ..................       (686)       (686)
   Employee notes receivable - 1999 Loan Program ....................     (1,000)       (486)
                                                                        --------    --------
     TOTAL STOCKHOLDERS' EQUITY .....................................     37,967      37,840
                                                                        --------    --------
                                                                        $ 66,706    $ 65,635
                                                                        ========    ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Six Months Ended         Quarter Ended
                                                 --------------------    --------------------
                                                  JULY 2      July 4      JULY 2      July 4
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
Net sales ....................................   $ 43,449    $ 37,970    $ 21,241    $ 18,762

Costs and expenses:
   Cost of sales .............................     13,648      12,245       6,709       6,151
   Restaurant labor and related costs ........     14,464      12,871       7,211       6,498
   Depreciation and amortization of
     restaurant property and equipment........      1,957       1,820         991         900
   Other operating expenses ..................      7,651       7,115       3,814       3,590
                                                 --------    --------    --------    --------
     Total restaurant operating expenses......     37,720      34,051      18,725      17,139

General and administrative expenses ..........      3,936       3,108       1,865       1,405
Pre-opening expense ..........................        175          --         116          --
                                                 --------    --------    --------    --------
Operating income .............................      1,618         811         535         218
Other income (expense):
   Interest expense ..........................       (756)       (823)       (375)       (372)
   Gain on purchase of debentures ............         29         104          --          14
   Other, net ................................        (38)         19          (8)        (26)
                                                 --------    --------    --------    --------
     Total other expense .....................       (765)       (700)       (383)       (384)
                                                 --------    --------    --------    --------
Income (loss) before income taxes ............        853         111         152        (166)
Income tax provision .........................       (238)        (33)        (42)         --
                                                 --------    --------    --------    --------
Net income (loss) ............................   $    615    $     78    $    110    $   (166)
                                                 ========    ========    ========    ========
Basic earnings (loss) per share ..............   $    .09    $    .01    $    .02    $   (.03)
                                                 ========    ========    ========    ========
Diluted earnings (loss) per share ............   $    .09    $    .01    $    .02    $   (.03)
                                                 ========    ========    ========    ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                   Six Months Ended
                                                                 --------------------
                                                                  JULY 2      July 4
                                                                   2000        1999
                                                                 --------    --------
Cash flows from operating activities:
   Net income ................................................   $    615    $     78
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment      2,045       1,928
       Other, net ............................................         90         104
       Changes in assets and liabilities:
         (Decrease) increase in accounts payable .............       (663)         75
         Decrease in unearned revenue ........................       (442)       (399)
         Increase (decrease) in accrued expenses and other
           current liabilities ...............................        478      (1,033)
         Other, net ..........................................        314          53
                                                                 --------    --------
           Net cash provided by operating activities .........      2,437         806

Net cash used by investing activities:
   Purchase of property and equipment ........................     (3,520)     (1,312)
   Other investing activities ................................        (66)        (27)
                                                                 --------    --------
                                                                   (3,586)     (1,339)
Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases .....       (985)     (2,075)
   Proceeds under bank line of credit agreement ..............     16,818      14,538
   Payments under bank line of credit agreement ..............    (14,353)    (16,957)
   Purchase of stock for 1999 Loan Program ...................       (514)         --
   Sale of stock and exercise of stock options ...............         26       4,801
                                                                 --------    --------
                                                                      992         307

Decrease in cash and cash equivalents ........................       (157)       (226)

Cash and cash equivalents at beginning of period .............        933       1,022
                                                                 --------    --------
Cash and cash equivalents at end of period ...................   $    776    $    796
                                                                 ========    ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 2, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000, as amended.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)            Six Months Ended    Quarter Ended
                                                    ----------------   ---------------
                                                     JULY 2   July 4   JULY 2   July 4
                                                      2000     1999     2000     1999
                                                     ------   ------   ------   -------
NUMERATOR:
Net income (loss) (numerator for basic earnings
     per share) ..................................   $  615   $   78   $  110   $  (166)
Effect of dilutive securities ....................       --       --       --        --
                                                     ------   ------   ------   -------
Net income (loss) after assumed conversions
     (numerator for diluted earnings per share) ..   $  615   $   78   $  110   $  (166)
                                                     ======   ======   ======   =======
DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) .........................    6,840    6,083    6,852     6,566
Effect of dilutive securities:
     Employee stock options ......................      172      166      197        --
                                                     ------   ------   ------   -------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) ..................................    7,012    6,249    7,049     6,566
                                                     ======   ======   ======   =======
Basic earnings (loss) per share ..................   $  .09   $  .01   $  .02   $  (.03)
                                                     ======   ======   ======   =======
Diluted earnings (loss) per share ................   $  .09   $  .01   $  .02   $  (.03)
                                                     ======   ======   ======   =======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended July 2, 2000, options to purchase 214,000 shares of common stock at prices ranging from $4.97 - $11.69 were excluded from the computation of diluted earnings per share due to their antidilutive effect. Due to the net loss during the second quarter of 1999, all outstanding options were excluded from the computation of diluted earnings per share.

         For the six months ended July 2, 2000 and July 4, 1999, respectively, options to purchase 217,000 and 222,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $3.81 - $11.69 (2000) and $4.97 - $11.69 (1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                   Six Months Ended             Quarter Ended
                                                -----------------------     -----------------------
                                                  JULY 2        July 4        JULY 2        July 4
                                                   2000          1999          2000          1999
                                                ---------     ---------     ---------     ---------
Net sales ...................................       100.0%        100.0%        100.0%        100.0%
Costs and expenses:
     Cost of sales ..........................        31.4          32.2          31.6          32.8
     Restaurant labor and related costs .....        33.1          33.9          33.9          34.6
     Depreciation and amortization of
         restaurant property and equipment ..         4.5           4.8           4.7           4.8
     Other operating expenses ...............        17.6          18.7          18.0          19.1
                                                ---------     ---------     ---------     ---------
         Total restaurant operating expenses         86.8          89.7          88.2          91.3

General and administrative expenses .........         9.1           8.2           8.8           7.5
Pre-opening expense .........................         0.4            --           0.5            --
                                                ---------     ---------     ---------     ---------
Operating income (loss) .....................         3.7           2.1           2.5           1.2
Other income (expense):
     Interest expense .......................        (1.7)         (2.2)         (1.8)         (2.0)
     Other, net .............................          --           0.3            --          (0.1)
                                                ---------     ---------     ---------     ---------
         Total other expense ................        (1.8)         (1.8)         (1.8)         (2.1)
                                                ---------     ---------     ---------     ---------

Income (loss) before income taxes ...........         2.0           0.3           0.7          (0.9)
Income tax provision ........................        (0.5)         (0.1)         (0.2)           --
                                                ---------     ---------     ---------     ---------
Net income (loss) ...........................         1.4%          0.2%          0.5%         (0.9)%
                                                =========     =========     =========     =========

Restaurants open at end of period ...........          21            20

Weighted average weekly sales per restaurant:
     All restaurants ........................   $  79,600     $  73,100     $  77,800     $  72,300
     Same store restaurants .................   $  78,900     $  73,100     $  77,000     $  72,300

NET SALES

         Net sales increased $5,479,000, or 14.4%, and $2,479,000, or 13.2%, for
the first six months and second quarter of 2000, as compared to the same periods of 1999, due to increased sales in the Company's same store base of restaurants combined with the impact of the Company's twenty-first restaurant, which opened November 1, 1999 in West Bloomfield, Michigan. Same store sales, which include comparable sales for the 20 restaurants open for more than 12 months, averaged $78,900 and $77,000 per week for the first six months and second quarter of 2000, representing increases of 7.9% and 6.5% over the weekly averages of $73,100 and $72,300 recorded during the corresponding periods of 1999.

         Management estimates the average check per guest, excluding alcoholic beverage sales, totaled $15.70 for the six months ended July 2, 2000, an increase of 10.6% from the same period in 1999. Menu prices for the first six months of 2000 increased an estimated 5.5% compared to the same period in 1999. For the second quarter of 2000, management estimates that the average check per guest totaled $15.76, an 11.8% increase over the second quarter of 1999. Menu prices for the second quarter of 2000 increased approximately 5.0% compared to the same period during 1999. In addition to adjusting menu prices, the Company repositioned its menu near the end of the third quarter of 1999 to place more emphasis on its premium offerings and daily feature items, while de-emphasizing certain lower priced menu items. These changes, combined with a continued emphasis on providing exceptional guest service, led to an 8.6% increase in same store sales during the fourth quarter of 1999, and effectively positioned the Company to realize the sales increases during the first six months and second quarter noted above, as an anticipated decrease in guest counts related to the impact of increasing menu prices was more than offset by a product mix shift to certain higher priced items and the higher menu prices for both the six months and second quarter ended July 2, 2000.

         While same store sales are expected to increase throughout fiscal 2000 on a comparative basis, management estimates that such increases for the last half of 2000 will not continue at a rate consistent with the increases realized during the first half of the year. This expectation is based upon a general decline in sales growth throughout the retail industry during the second quarter of 2000 which appears to be the result, at least in part, of higher interest rates and continued pressure on retail gas prices. Also, the impact of the menu repositioning in 1999 noted above will make sales comparisons more difficult beginning in the fourth quarter of 2000. While considerable improvement in financial results is expected in the third quarter of 2000 over the third quarter of 1999, based on the anticipated effect of slower same store sales growth, expenses related to the Company's opening of its twenty-second restaurant in Cincinnati, Ohio on July 31, 2000 and the normal seasonality associated with the Company's business, management expects the Company to incur a loss for the third quarter of 2000. Management anticipates a solidly profitable fourth quarter, aided in part by the strong sales historically associated with the holiday season, and a profitable and much improved year compared to fiscal 1999. Further, management is very pleased with the results of its two newest restaurants which were opened under the Company's more stringent site selection criteria established in 1997 and which are among the Company's highest volume restaurants.

         Management remains optimistic about the prospects for J. Alexander's and continues to believe that the primary issue faced by the Company in maintaining consistent profitability is the improvement of sales in several of its restaurants, and particularly several of its restaurants opened during 1997 and 1998. It believes that actions taken to date, including guest service initiatives which were implemented two years ago and the menu repositioning implemented in the third quarter of 1999, together with continued emphasis on increasing sales and profits, are having and will continue to have a positive impact on the Company's sales and financial performance.

COSTS AND EXPENSES

         Restaurant costs and expenses decreased in all categories as a percent of sales during the first six months and second quarter of 2000 compared to the corresponding periods in 1999. For the first six months and second quarter of 2000, restaurant costs and expenses totaled 86.8% and 88.2% of sales, respectively, down from 89.7% and 91.3% of sales in the 1999 periods. Reduced cost of sales, which includes food and alcoholic beverage costs, efficiencies in labor and other operating expenses achieved at higher sales volumes, and management's continued emphasis on cost control in all areas of operation were the primary factors responsible for the improvements realized during the first six months and second quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled $3,936,000 and $1,865,000 for the first six months and second quarter of 2000, up from $3,108,000 and $1,405,000 during the corresponding periods of 1999. As a percent of sales, such costs totaled 9.1% and 8.8% in the first six months and second quarter of 2000, compared to 8.2% and 7.5% in the 1999 periods. These increases were principally related to budgeted compensation and benefit increases, including additions to the Company's field supervisory management team. As a percentage of sales, management expects general and administrative expenses for the remainder of fiscal 2000 to be approximately the same as the amount recorded for the first half of the year.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. Pre-opening expense of $175,000 and $116,000 recorded in the first six months and second quarter of 2000, related to the Cincinnati restaurant which opened July 31, 2000. A significant amount of additional pre-opening costs will be recorded in connection with this restaurant in the third quarter of 2000. There was no pre-opening expense recorded during the first six months of 1999.

OTHER INCOME (EXPENSE)

         Net interest expense decreased by $67,000 during the first six months of 2000 compared to the same period in 1999, as the impact of reduced balances associated with the Company's convertible subordinated debentures more than offset the effect of higher interest rates and outstanding balances associated with the Company's line of credit.

         For the second quarter of 2000, interest expense increased $3,000 over the same period in the prior year, as the favorable impact of the reduced balances associated with the Company's convertible subordinated debentures was basically offset by the effect of higher interest rates and outstanding balances associated with the Company's line of credit.

         In connection with the annual sinking fund requirement associated with its convertible subordinated debentures, the Company has periodically purchased bonds at a discount in the open market, resulting in a gain to the Company. Such gains totaled $29,000 and $104,000 for the six months ended July 2, 2000 and July 4, 1999, respectively. In addition, gains of this nature totaling $14,000 were realized during the second quarter of 1999. No such gains were realized during the second quarter of 2000.

INCOME TAXES

         The Company was subject to alternative minimum tax during 1999 and is projected to be in a similar position for fiscal 2000. For the first six months of 2000, the Company has recorded an effective tax rate of 28% as compared to a rate of 30% for the same period of 1999. Net deferred tax assets are fully reserved by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $2,437,000 and $806,000 during the first six months of 2000 and 1999, respectively. Cash and cash equivalents decreased from $933,000 at year end 1999 to $776,000 at July 2, 2000.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement of $1,875,000, which has been met for 2000, in connection with its outstanding Convertible Subordinated Debentures. The Company has met its recent capital needs and maintained liquidity primarily by use of cash flow from operations and use of its bank line of credit discussed below.

         The Company estimates that its capital expenditures for 2000 will be approximately $6 million. This includes completion of one restaurant, located on leased land, opened on July 31, 2000; capital maintenance expenditures for existing restaurants; the expected purchase of property in the last half of 2000 for another restaurant location to be opened in 2001; and amounts related to the commencement of construction on this location and/or another 2001 location which is expected to be constructed on leased land.

         While a working capital deficit of $6,765,000 existed as of July 2, 2000, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         In 1999, the Company's Board of Directors established a loan program designed to enable eligible employees to purchase shares of the Company's common stock. Under the program participants may borrow an amount equal to the full price of common stock purchased. The plan authorized $1 million in loans to employees. Purchases of stock under the plan totaled $486,000 during 1999, with the remainder of the authorized amount being purchased in the first quarter of 2000. The employee loans, which are reported as a deduction from stockholders' equity, are payable on December 31, 2006, unless repaid sooner pursuant to the terms of the plan.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At July 2, 2000, borrowings outstanding under this line of credit were $10,484,000. In March of 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended line of credit agreement contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2001. The credit agreement also contains certain covenants which require the Company to achieve specified results of operations and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at July 2, 2000, and based on a current assessment of its business, believes it will meet these covenants through July 1, 2001.

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

         (a)      Annual meeting held May 16, 2000.

         (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

         (c) At the Annual Meeting conducted May 16, 2000, the shareholders voted on the election of directors and a proposal to amend the Company's 1994 Employee Stock Incentive Plan to increase the number of shares of common stock reserved and authorized for issuance pursuant to the plan. A summary of the vote is as follows:

                      Duncan      Fritts       Stout       Tobias      Reed
                     ---------   ---------   ---------   ---------   ---------
For                  5,745,767   5,741,867   5,731,388   5,740,235   5,744,332
Withhold Authority      72,267      76,167      86,646      77,799      73,702

                           Amendment to 1994 Employee Stock Incentive Plan
                           -----------------------------------------------
For                                          3,132,076
Against                                        672,769
Abstain                                         14,195

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit (27)   Financial Data Schedule (for SEC use only)

         (b)      No reports on Form 8-K were filed for the quarter ended July
                  2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    J. ALEXANDER'S CORPORATION



                                    /s/ Lonnie J. Stout II
                                    --------------------------------------------
                                    Lonnie J. Stout II
                                    Chairman, President and Chief Executive
                                    Officer (Principal Executive Officer)



                                    /s/ R. Gregory Lewis
                                    --------------------------------------------
                                    R. Gregory Lewis
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial Officer)









Date: August 15, 2000

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

 Exhibit No.                                                    Page No.
 -----------                                                    --------

    (27)            Financial Data Schedules               (For SEC Use Only)