Form 10-Q
period 2000-10-01
ALEXANDERS J CORP
filed 2000-11-15
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 1, 2000
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from          to          .
                               ---------   ---------

Commission file number    1-8766
                      --------------

                           J. ALEXANDER'S CORPORATION
             (Exact name of Registrant as specified in its charter)

          Tennessee                                      62-0854056
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (615)269-1900
              (Registrant's telephone number, including area code)

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


       Common Stock Outstanding - 6,851,827 shares at November 14, 2000.


Page 1 of 15 pages.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                   OCTOBER 1     January 2
                                                                      2000          2000
                                                                  -----------    ---------
                                                                  (Unaudited)

                               ASSETS
CURRENT ASSETS
   Cash and cash equivalents ....................................   $   851      $   933
   Accounts and notes receivable, including current portion of
     direct financing leases ....................................        76          103
   Inventories ..................................................       644          703
   Prepaid expenses and other current assets ....................       182          422
                                                                    -------      -------
   TOTAL CURRENT ASSETS .........................................     1,753        2,161

OTHER ASSETS ....................................................       839          844

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $17,383 and $14,495 at
   October 1, 2000, and January 2, 2000, respectively ...........    63,108       62,142

DEFERRED CHARGES, less amortization .............................       439          488
                                                                    -------      -------

                                                                    $66,139      $65,635
                                                                    =======      =======

                                                                           OCTOBER 1      January 2
                                                                              2000          2000
                                                                          -----------     ---------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ....................................................  $  2,738        $  2,254
   Accrued expenses and other current liabilities ......................     3,477           3,630
   Unearned revenue ....................................................     1,165           1,691
   Current portion of long-term debt and obligations under
     capital leases ....................................................     2,228             995
                                                                          --------        --------
     TOTAL CURRENT LIABILITIES .........................................     9,608           8,570

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current ........................    17,392          18,128

OTHER LONG-TERM LIABILITIES ............................................     1,327           1,097

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,851,827 and 6,772,209 shares at
     October 1, 2000, and January 2, 2000, respectively ................       343             339
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued ............................................................        --              --
   Additional paid-in capital ..........................................    34,866          34,733
   Retained earnings ...................................................     4,233           3,940
                                                                          --------        --------
                                                                            39,442          39,012

   Note receivable - Employee Stock Ownership Plan .....................      (686)           (686)
   Employee notes receivable - 1999 Loan Program .......................      (944)           (486)
                                                                          --------        --------
     TOTAL STOCKHOLDERS' EQUITY ........................................    37,812          37,840
                                                                          --------        --------

                                                                          $ 66,139        $ 65,635
                                                                          ========        ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Nine Months Ended               Quarter Ended
                                                              ------------------------      ------------------------
                                                              OCTOBER 1      October 3      OCTOBER 1      October 3
                                                                 2000           1999           2000           1999
                                                              ---------      ---------      ---------      ---------
Net sales ...........................................          $ 65,070       $ 57,011       $ 21,621       $ 19,041

Costs and expenses:
   Cost of sales ....................................            20,647         18,819          6,999          6,574
   Restaurant labor and related costs ...............            22,074         19,357          7,610          6,486
   Depreciation and amortization of
     restaurant property and equipment...............             2,986          2,733          1,029            913
   Other operating expenses .........................            11,669         10,681          4,018          3,566
                                                               --------       --------       --------       --------
     Total restaurant operating expenses.............            57,376         51,590         19,656         17,539

General and administrative expenses .................             5,658          5,059          1,722          1,951
Pre-opening expense .................................               383             35            208             35
                                                               --------       --------       --------       --------
Operating income (loss) .............................             1,653            327             35           (484)
Other income (expense):
   Interest expense, net ............................            (1,170)        (1,172)          (414)          (349)
   Gain on purchase of debentures ...................                29            148             --             44
   Other, net .......................................               (47)           (12)            (9)           (31)
                                                               --------       --------       --------       --------
     Total other expense ............................            (1,188)        (1,036)          (423)          (336)
                                                               --------       --------       --------       --------

Income (loss) before income taxes ...................               465           (709)          (388)          (820)
Income tax provision (benefit) ......................               172             33            (66)            --
                                                               --------       --------       --------       --------
Net income (loss) ...................................          $    293       $   (742)      $   (322)      $   (820)
                                                               ========       ========       ========       ========

Basic earnings (loss) per share .....................          $    .04       $   (.11)      $   (.05)      $   (.12)
                                                               ========       ========       ========       ========

Diluted earnings (loss) per share ...................          $    .04       $   (.11)      $   (.05)      $   (.12)
                                                               ========       ========       ========       ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                          Nine Months Ended
                                                                      ------------------------
                                                                      OCTOBER 1      October 3
                                                                         2000           1999
                                                                      ---------      ---------
Cash flows from operating activities:
   Net income (loss) .............................................     $    293       $   (742)
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment ...        3,111          2,894
       Other, net ................................................          120            163
       Changes in assets and liabilities:
         Decrease in inventories .................................           59            146
         Increase in accounts payable ............................          580            549
         Decrease in unearned revenue ............................         (526)          (471)
         Decrease in accrued expenses and other
           current liabilities ...................................         (102)          (731)
         Increase in other long-term liabilities .................          230            245
         Other, net ..............................................          339           (132)
                                                                       --------       --------
           Net cash provided by operating activities .............        4,104          1,921

Net cash (used) provided by investing activities:
   Purchase of property and equipment ............................       (4,294)        (2,983)
   Other investing activities ....................................          (12)            51
                                                                       --------       --------
                                                                         (4,306)        (2,932)

Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases .........       (1,045)        (2,690)
   Proceeds under bank line of credit agreement ..................       25,403         22,113
   Payments under bank line of credit agreement ..................      (23,861)       (23,433)
   Purchase of stock for 1999 Loan Program .......................         (514)            --
   Sale of stock and exercise of stock options ...................          137          4,791
                                                                       --------       --------
                                                                            120            781

Decrease in cash and cash equivalents ............................          (82)          (230)

Cash and cash equivalents at beginning of period .................          933          1,022
                                                                       --------       --------

Cash and cash equivalents at end of period .......................     $    851       $    792
                                                                       ========       ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2000 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 1, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2000, as amended.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                    Nine Months Ended            Quarter Ended
                                                          ---------------------     -----------------------
                                                          OCTOBER 1   October 3     OCTOBER 1     October 3
                                                             2000        1999          2000          1999
                                                          ---------   ---------     ---------     ---------
NUMERATOR:
Net income (loss) (numerator for basic earnings
     per share) .....................................      $  293      $  (742)         $(322)      $  (820)
Effect of dilutive securities .......................          --           --             --            --
                                                           ------      -------       --------       -------
Net income (loss) after assumed conversions
     (numerator for diluted earnings per share) .....      $  293      $  (742)      $   (322)      $  (820)
                                                           ======      =======       ========       =======

DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) ............................       6,844        6,313          6,852         6,772
Effect of dilutive securities:
     Employee stock options .........................         162           --             --            --
                                                           ------      -------       --------       -------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) .....................................       7,006        6,313          6,852         6,772
                                                           ======      =======       ========       =======

Basic earnings (loss) per share .....................      $  .04      $  (.11)      $   (.05)      $  (.12)
                                                           ======      =======       ========       =======
Diluted earnings (loss) per share ...................      $  .04      $  (.11)      $   (.05)      $  (.12)
                                                           ======      =======       ========       =======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net losses incurred during the third quarter of both 2000 and 1999, as well as the nine months ended October 3, 1999, all outstanding options were excluded from the computation of diluted earnings per share for these periods.

         For the nine months ended October 1, 2000, options to purchase 221,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $3.81 to $11.69.

NOTE C - SUBSEQUENT EVENT

         On June 1, 2001, the Company has an annual sinking fund requirement of $1,875,000 in connection with its Convertible Subordinated Debentures, $449,000 of which will be satisfied through the delivery of bonds purchased in the open market subsequent to October 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                           Nine Months Ended                   Quarter Ended
                                                      --------------------------        --------------------------
                                                      OCTOBER 1        October 3        OCTOBER 1        October 3
                                                         2000             1999             2000             1999
                                                      ---------        ---------        ---------        ---------
Net sales ......................................          100.0%           100.0%           100.0%           100.0%
Costs and expenses:
     Cost of sales .............................           31.7             33.0             32.4             34.5
     Restaurant labor and related costs ........           33.9             34.0             35.2             34.1
     Depreciation and amortization of
         restaurant property and equipment .....            4.6              4.8              4.8              4.8
     Other operating expenses ..................           17.9             18.7             18.6             18.7
                                                      ---------        ---------        ---------        ---------
         Total restaurant operating expenses ...           88.2             90.5             90.9             92.1

General and administrative expenses ............            8.7              8.9              8.0             10.2
Pre-opening expense ............................            0.6              0.1              1.0              0.2
                                                      ---------        ---------        ---------        ---------
Operating income (loss) ........................            2.5              0.6              0.2             (2.5)
Other income (expense):
     Interest expense ..........................           (1.8)            (2.1)            (1.9)            (1.8)
     Gain on purchase of debentures ............             --              0.3               --              0.2
     Other, net ................................           (0.1)              --               --             (0.2)
                                                      ---------        ---------        ---------        ---------
         Total other expense ...................           (1.8)            (1.8)            (2.0)            (1.8)
                                                      ---------        ---------        ---------        ---------

Income (loss) before income taxes ..............            0.7             (1.2)            (1.8)            (4.3)
Income tax provision ...........................           (0.3)            (0.1)             0.3               --
                                                      ---------        ---------        ---------        ---------
Net income (loss) ..............................            0.5%            (1.3)%           (1.5)%           (4.3)%
                                                      =========        =========        =========        =========

Restaurants open at end of period ..............             22               20

Weighted average weekly sales per restaurant:
     All restaurants ...........................      $  78,600        $  73,100        $  76,700        $  73,300
     Same store restaurants ....................      $  77,500        $  73,100        $  74,800        $  73,300

NET SALES

         Net sales increased by $8,059,000, or 14.1%, for the first nine months of 2000 as compared to the same period of the prior year. Net sales for the third quarter of 2000 increased by $2,580,000, or 13.6%. These increases are due to increased sales in the Company's same store base of restaurants combined with the impact of the two new restaurants which opened on November 1, 1999 and July 31, 2000. Same store sales, which include comparable sales for the 20 restaurants open for more than 12 months, averaged $77,500 and $74,800 per week for the first nine months and third quarter of 2000, representing increases of 6.0% and 2.0% over the weekly averages of $73,100 and $73,300 recorded during the corresponding periods of 1999.

         Management estimates the average check per guest, excluding alcoholic beverage sales, totaled $15.65 for the nine months ended October 1, 2000, an increase of 11.9% from the same period in 1999. Menu prices for the first nine months of 2000 increased an estimated 4.2% compared to the same period in 1999. For the third quarter of 2000, management estimates that the average check per guest totaled $15.60, an 18.9% increase over the third quarter of 1999. Menu prices for the third quarter of 2000 increased approximately 4.6% compared to the same period during 1999. In addition to adjusting menu prices, the Company repositioned its menu near the end of the third quarter of 1999 to place more emphasis on its premium offerings and daily feature items, while de-emphasizing certain lower priced menu items. These changes, combined with a continued emphasis on providing exceptional guest service, led to an 8.6% increase in same store sales during the fourth quarter of 1999, and effectively positioned the Company to realize the sales increases during the first nine months and third quarter noted above.

         Although same store sales have increased consistently over the past four quarters on a comparative basis, the increase narrowed to 2% during the third quarter of 2000. This softening of sales trends has continued into the fourth quarter, with same store sales declining slightly for the first six weeks of the quarter. In response to these trends, the Company has initiated a series of menu enhancements in certain of its smaller and mid-size market locations designed to appeal to value-oriented guests in an effort to restore positive guest count trends. In addition, the Company will be offering a new gift card program for the 2000 holiday season. Management remains focused on maintaining excellent operations and is optimistic that actions recently taken will improve same store sales trends in the near future and that the Company will achieve its goal of profitability for the 2000 year. Further, management continues to be very pleased with the results of its two newest restaurants which were opened under the Company's more stringent site selection criteria established in 1997 and which are among the Company's highest volume restaurants.

COSTS AND EXPENSES

         Restaurant costs and expenses decreased or remained constant in all categories as a percent of sales during the first nine months and third quarter of 2000 compared to the corresponding periods of 1999, with the exception of restaurant labor and related costs which increased from 34.1% of sales in the third quarter of 1999 to 35.2% during the corresponding quarter of 2000. This increase was primarily the result of increased restaurant management staffing levels and the effect of higher labor costs associated with the opening of the Company's newest restaurant opened in the third quarter of 2000. For the first nine months and third quarter of 2000, restaurant costs and expenses totaled 88.2% and 90.9% of sales, respectively, down from 90.5% and 92.1% of sales in the 1999 periods. Reduced cost of sales, which includes food and alcoholic beverage costs, efficiencies in labor and operating expenses at higher sales volumes, and management's continued emphasis on cost control in all areas of operation were the primary factors responsible for the consolidated improvements realized during the first nine months and third quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management and training costs and all other costs above the restaurant level, totaled $5,658,000 and $1,722,000 for the first nine months and third quarter of 2000 compared to $5,059,000 and $1,951,000 during the corresponding periods of 1999. As a percent of sales, general and administrative expenses were 8.7% and 8.0% in the first nine months and third quarter of 2000, compared to 8.9% and 10.2% in the 1999 periods. The decrease achieved during the third quarter of 2000 relates primarily to efficiencies achieved at higher sales levels and reduction in employee relocation expenses and certain other employee benefit expenses. As a percentage of sales, management expects general and administrative expenses for the remainder of fiscal 2000 to be approximately the same as recorded for the third quarter of 2000.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. Pre-opening expense of $383,000 and $208,000 recorded in the first nine months and third quarter of 2000 related to the Company's newest restaurant which opened July 31, 2000. The $35,000 in pre-opening expense recorded during the third quarter of 1999 related to a restaurant opened in the fourth quarter of 1999.

OTHER INCOME (EXPENSE)

         Net interest expense for the first nine months of 2000 totaled $1,170,000, compared to $1,172,000 for the corresponding period of 1999, as the impact of reduced balances associated with the Company's convertible subordinated debentures was offset by higher interest rates and outstanding balances associated with the Company's line of credit during 2000. For the third quarter of 2000, net interest expense totaled $414,000, compared to $349,000 in the same period of 1999, as the impact of higher interest rates and outstanding balances associated with the Company's line of credit more than offset reduced interest expense related to the Company's convertible subordinated debentures.

         In connection with the annual sinking fund requirement associated with its convertible subordinated debentures, the Company has periodically purchased bonds at a discount in the open market, resulting in a gain to the Company. Such gains totaled $29,000 and $148,000 for the first nine months of 2000 and 1999, respectively. In addition, gains of this nature totaling $44,000 were realized during the third quarter of 1999. No such gains were realized during the third quarter of 2000.

INCOME TAXES

         The Company was subject to alternative minimum tax (AMT) during 1999 and is projected to be in a similar position for fiscal 2000. However, the Company was able to utilize various AMT net operating loss carryforwards in 1999 to reduce the provision for income taxes to an amount representing state taxes payable. No such carryforwards remain available for fiscal 2000. Thus, for the first nine months of 2000, the Company has recorded an effective tax rate of 37%. Net deferred tax assets are fully reserved by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $4,104,000 and $1,921,000 during the first nine months of 2000 and 1999, respectively. Cash and cash equivalents decreased from $933,000 at year end 1999 to $851,000 at October 1, 2000.

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

         The Company estimates that its capital expenditures for 2000 will be approximately $4,500,000. This amount includes primarily expenditures for the completion of one restaurant opened in 2000 on leased land and capital maintenance expenditures for existing restaurants.

         While a working capital deficit of $7,855,000 existed as of October 1, 2000, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         In 1999, the Company's Board of Directors established a loan program designed to enable eligible employees to purchase shares of the Company's common stock. Under the program, participants may borrow an amount equal to the full price of common stock purchased. The plan authorized $1 million in loans to employees. Purchases of stock under the plan totaled $486,000 during 1999, with the remainder of the authorized amount being purchased in the first quarter of 2000. The employee loans, which are reported as a deduction from stockholders' equity, are payable on December 31, 2006, unless repaid sooner pursuant to the terms of the plan.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At October 1, 2000, borrowings outstanding under this line of credit were

$9,561,000. In March of 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended line of credit agreement contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The line of credit includes an option to convert borrowings outstanding under the line of credit to a term loan prior to July 1, 2001. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within nine months of October 1, 2000, $341,000, representing three months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the October 1, 2000 balance sheet. Management intends to seek an extension of the existing facility prior to its scheduled expiration on July 1, 2001, and believes that such an extension, or similar suitable financing arrangement, will be available to meet the Company's financing needs on a going forward basis.

         The credit agreement also contains certain covenants which require the Company to achieve specified results of operations, specified levels of senior debt to EBITDA and to maintain certain other financial ratios. In order to remain in compliance with these covenants, the Company must achieve a pretax profit of at least $138,000 for the fourth quarter of 2000. In the event that the Company's pretax profits are below this amount, management will seek to obtain a waiver or amendment of the applicable covenant from its lender. There can be no assurance, however, that such a waiver or amendment can be obtained.

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

PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

            (a) Exhibits:
                Exhibit (27)          Financial Data Schedule (for SEC use only)

            (b) No reports on Form 8-K were filed for the quarter ended October
                1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              J. ALEXANDER'S CORPORATION



                               /s/ Lonnie J. Stout II
                              --------------------------------------------------
                              Lonnie J. Stout II
                              Chairman, President and Chief Executive Officer (Principal Executive Officer)



                               /s/ R. Gregory Lewis
                              --------------------------------------------------
                              R. Gregory Lewis
                              Vice-President and Chief Financial Officer
                              (Principal Financial Officer)





Date: November 14, 2000

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit No.                                                   Page No.
-----------                                                   --------
   (27)                   Financial Data Schedules            (For SEC Use Only)