Form 10-K
period 2000-12-31
ALEXANDERS J CORP
filed 2001-04-02
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000.

                                       or

         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to
         ______________.

                          Commission file number 1-8766

                           J. ALEXANDER'S CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

              Tennessee                                62-0854056
        ---------------------                    ----------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

           P.O. Box 24300
        3401 West End Avenue
        Nashville, Tennessee                               37203
    ----------------------------                    -----------------
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
Common stock, par value $.05 per share.                           American Stock Exchange
Series A junior preferred stock purchase rights.                  American Stock Exchange


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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of March 27, 2001, was $9,429,395, assuming that
(i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander's Corporation Employee Stock Ownership Plan are shares owned by an "affiliate".

         The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 27, 2001, was 6,859,316.


                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 15, 2001, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         J. Alexander's Corporation (the "Company") operates as a proprietary concept 22 J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Kansas, Alabama, Michigan, Illinois, Colorado, Texas, Kentucky and Louisiana. During 2000, the Company opened one new restaurant in Cincinnati, Ohio. J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

         Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $5.95 to $26.00. The Company estimates that the average check per customer for fiscal 2000, excluding alcoholic beverages, was $15.62.
J. Alexander's net sales during fiscal 2000 were $87.5 million, of which alcoholic beverage sales accounted for approximately 14.5%.

         The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997, two restaurants in 1998 and one restaurant during each of 1999 and 2000. The Company plans to open two J. Alexander's restaurants during 2001 in Boca Raton, Florida and Atlanta, Georgia.

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

         Guest Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander's concept. The management staff of each restaurant are referred to as "coaches" and the other employees as "champions". The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander's restaurant typically employs four to five fully-trained concept coaches and two kitchen coaches. Many of the coaches have previous experience in full-service restaurants and all complete an intensive J. Alexander's development program, generally lasting for 19 weeks, involving all aspects of restaurant operations.

         Each J. Alexander's has approximately 40 to 60 service personnel, 25 to 30 kitchen employees, 8 to 10 host persons and 6 to 8 pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander's restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary entrees in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company's standards. Further, all members of the service staff are trained to know the Company's product specifications and to alert management of any potential problems.

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

         Restaurant and Site Selection. The J. Alexander's restaurants built from 1992 through a portion of 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior of these restaurants typically combines brick, fieldstone and copper with awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. Consistent with the Company's intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the "warehouse" style building described above. The
J. Alexander's in Troy, Michigan is located inside the prestigious Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander's features a stucco style exterior and includes a number of other unique design features as the result of being converted from another freestanding restaurant building acquired by the Company. Beginning with the Memphis, Tennessee restaurant opened in December 1996, a number of J. Alexander's restaurants have been built based on a building design intended to provide a high level of curb appeal using exterior craftsman-style architecture with unique natural materials such as stone, stained woods and weathering copper. The Company developed a new building design in conjunction with its entry into the Baton Rouge market during 1998 and utilized a similar building for its restaurants in West Bloomfield, Michigan and Cincinnati, Ohio. This latest building design features interior finishes and materials which reflect the blend of international and Craftsman architecture. Elements such as steel, concrete, stone and glass are subtly incorporated to give a contemporary feel to the space and provide an overall comfortable ambiance.

         With respect to the Boca Raton, Florida restaurant and the Atlanta, Georgia restaurant scheduled to open in 2001, the exterior style will maintain the Wrightian architectural style of the more recent J. Alexander's designs. The buildings will feature a high central-barreled roof and exposed structural steel system over an open, symmetrical plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape.

         Management estimates that capital expenditures for completion of the Boca Raton, Florida restaurant which will be located on leased land and opened in the summer of 2001; the purchase of land and construction of a restaurant in Atlanta, Georgia which will open in the fall of 2001; and for other additions and improvements to existing restaurants will total approximately $8.5 million in 2001. In addition, the Company is actively seeking locations for additional restaurants to be opened in 2002. If a satisfactory location is found and successfully negotiated, any amounts expended in 2001 for this location, including land acquisition if the site were purchased, would be in addition to the amounts discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander's restaurant is currently approximately $3.0 to $3.2 million. While the Company generally prefers to own its sites because of the long-term value of owning these assets, all restaurants opened since 1997 have been located on leased land. The cost of land for three restaurants opened in 1997 and for land purchased in March, 2001, for the Atlanta, Georgia restaurant has ranged from $800,000 to $1,200,000. However, because of the Company's current development strategy which focuses on markets with high population densities and household incomes, it is likely that future property acquisitions will be at or above the upper end of this range.

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

                                    PERSONNEL

         As of December 31, 2000, the Company employed approximately 2,175 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

         The Company Faces Challenges in Opening New Restaurants. The Company's continued growth depends on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company's experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-two J. Alexander's restaurants, of which four have been open for less than three years. Because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

Name and Age               Background Information

Ronald E. Farmer, 54       Vice-President of Development since May 1996;
                           Director of Development from October, 1993 to May,
                           1996; President of Dinelite Corporation, a franchisee of Po Folks Restaurants, from 1987 to 1993.

R. Gregory Lewis, 48       Chief Financial Officer since July 1986; Vice
                           President of Finance and Secretary since August 1984.

J. Michael Moore, 41       Vice-President of Human Resources and Administration
                           since November 1997; Director of Human Resources and
                           Administration from August 1996 to November 1997;
                           Director of Operations of Pioneer Music Group, a
                           Nashville-based record label, April 1996 to August
                           1996; Director of Operations, J. Alexander's
                           Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 38         Vice-President since May 1999; Controller of the
                           Company since May 1997; Director of Finance from
                           January 1993 to May 1997.

Lonnie J. Stout II, 54     Chairman since July 1990; Director, President and
                           Chief Executive Officer since May 1986.

ITEM 2.  PROPERTIES

       As of December 31, 2000, the Company had 22 J. Alexander's casual dining restaurants in operation and had executed a ground lease for the restaurant to be built in Boca Raton, Florida. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:

                                                         Site Leased
                                    Site and Building   and Building          Space
                                      Owned by the      Owned by the      Leased to the
                                         Company           Company           Company          Total
                                         -------           -------           -------          -----
J. Alexander's Restaurants:
     Alabama                                1                 0                 0                1
     Colorado                               1                 0                 0                1
     Florida                                2                 2                 0                4
     Illinois                               1                 0                 0                1
     Kansas                                 1                 0                 0                1
     Michigan                               1                 1                 1                3
     Ohio                                   3                 2                 0                5
     Tennessee                              3                 0                 1                4
     Texas                                  0                 1                 0                1
     Kentucky                               0                 1                 0                1
     Louisiana                              0                 1                 0                1
                                            -                 -                 -                -
     Total                                 13                 8                 2               23
                                           ==                 =                 =               ==

(a) In addition to the above, the Company leases two of its former Wendy's properties which are in turn leased to others.
(b) See Item 1 for additional information concerning the Company's restaurants.

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

ITEM 3.  LEGAL PROCEEDINGS

         In February, 2000, a lawsuit was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. Most of the discovery in this case has been completed and a trial is scheduled for April of 2001. The plaintiffs in this action claim the Company's policy against live music was targeted at them as a result of their ethnic background and seek unspecified damages. The Company's insurance company is currently providing a defense but has reserved the right to deny coverage for the claim. The Company believes it has a meritorious defense and is defending the case vigorously. However, the final outcome of this litigation is not currently predictable.

         In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Effective January 2, 2001, the common stock of J. Alexander's Corporation is listed on the American Stock Exchange under the symbol JAX. Prior to that date, the Company's common stock traded on the New York Stock Exchange. The approximate number of record holders of the Company's common stock at December 31, 2000, was 1,600. The following table summarizes the price range of the Company's common stock for each quarter of 2000 and 1999, as reported from price quotations from the New York Stock Exchange:

                                     2000                                 1999
                                     ----                                 ----
                              Low              High               Low             High
                              ---              ----               ---             ----
         1st Quarter        $3.00             $4.75             $3.56            $4.56
         2nd Quarter         3.75              5.25              3.50             4.56
         3rd Quarter         3.13              4.13              2.88             3.81
         4th Quarter         1.88              3.31              1.94             3.25

         The Company has never paid cash dividends on its common stock. The Company intends to retain earnings to invest in the Company's business. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended December 31, 2000:

                                                                                 Years Ended
                                                                                 -----------
                                                    December 31      January 2     January 3   December 28  December 29
(Dollars in thousands, except per share data)          2000            2000          19991        1997          1996
------------------------------------------------------------------------------------------------------------------------
OPERATIONS
----------
Net sales                                              $ 87,511        78,454        74,200       57,138       90,879
General and administrative expenses                    $  7,206         7,124         5,815        5,793        7,100
Pre-opening expense                                    $    383           264           660        1,580        1,503
Net income (loss)                                      $    481          (332)       (1,485)(2)   (5,991)(3)    7,208(5)
Depreciation and amortization                          $  4,299         4,041         4,067        3,138 (4)    4,674
Cash flow from operations                              $  5,836         4,465         4,149       (2,150)       3,393
Capital expenditures                                   $  4,814         4,884         4,914       16,619       22,589

FINANCIAL POSITION
------------------
Cash and investments                                   $  1,057           933         1,022          134       12,549
Property and equipment, net                             $62,590        62,142        61,440       60,573       47,016
Total assets                                            $66,370        65,635        65,120       64,421       66,827
Long-term obligations                                   $16,771        18,128        21,361       20,231       15,930
Stockholders' equity                                    $38,001        37,840        33,731       34,995       40,461

PER SHARE DATA
--------------
Basic earnings (loss) per share                        $    .07          (.05)         (.27)       (1.11)        1.36
Diluted earnings (loss) per share                      $    .07          (.05)         (.27)       (1.11)        1.26
Stockholders' equity                                   $   5.55          5.59          6.21         6.45         7.60
Market price at year end                               $   2.31          3.13          4.00         4.81         8.50

J. ALEXANDER'S RESTAURANT DATA
------------------------------
Net sales                                              $ 87,511        78,454        74,200       57,138       42,105
Weighted average annual sales per unit                 $  4,087         3,892         3,809        3,772        3,885
Units open at year end                                       22            21            20           18           14


(1) Includes 53 weeks of operations, compared to 52 weeks for all other years presented.
(2) Includes pre-tax gain of $264 related to the Company's divestiture of its Wendy's restaurants in 1996.
(3) Includes an $885 charge to earnings to reflect the cumulative effect of the change in the Company's accounting policy for pre-opening costs to expense them as incurred. Also includes deferred tax expense of $2,393 related to an adjustment of the Company's beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and a pre-tax gain of $669 related to the Company's divestiture of its Wendy's restaurants in 1996.
(4) Excludes pre-opening expense which was expensed as incurred effective with the beginning of fiscal 1997.
(5) Includes pre-tax gain of $9,400 related to the Company's divestiture of its Wendy's restaurants during 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         J. Alexander's Corporation (the Company) owns and operates upscale, high-volume, casual dining restaurants which offer a contemporary American menu and place a special emphasis on food quality and professional service. At December 31, 2000, the Company owned and operated 22 J. Alexander's restaurants in 11 states.

         For fiscal year 2000, the Company posted its first annual profit since the divestiture of its Wendy's operations in 1996. Net income for the year was $481,000 compared to a net loss of $332,000 in 1999, an increase of $813,000. Pre-tax results for the year improved approximately $1.2 million due primarily to higher operating income generated as a result of both higher sales and increased restaurant operating margin. The pre-tax increase was partially offset by the inclusion of a higher income tax provision which was required in 2000 as compared to 1999.

         The Company's net loss of $332,000 in fiscal 1999 represented an improvement of approximately $1.2 million from the net loss of $1,485,000 incurred in 1998. This improvement was due primarily to an increase in operating income of approximately $700,000 and a reduction in interest expense of approximately $400,000. In addition, the Company realized a gain of $166,000 on the early retirement of a portion of its Convertible Debentures purchased to meet sinking fund requirements. Results for 1998 included a pre-tax gain of $264,000 related to the 1996 divestiture of the Company's Wendy's restaurant operations.

         The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                                                Fiscal Year
                                                              2000                 1999                 1998
                                                              ----                 ----                 ----
Net sales                                                     100.0%               100.0%               100.0%
Costs and expenses:
   Cost of sales                                               32.0                 32.6                 34.2
   Restaurant labor and related costs                          33.8                 33.5                 33.2
   Depreciation and amortization of restaurant property
     and equipment                                              4.6                  4.7                  5.1
   Other operating expenses                                    18.1                 18.3                 18.4
                                                            -------              -------              -------
     Total restaurant operating expenses                       88.5                 89.1                 91.0
General and administrative expenses                             8.2                  9.1                  7.8
Pre-opening expense                                              .4                   .3                   .9
Gain on Wendy's disposition                                       -                    -                   .4
                                                            -------              -------              -------
Operating income                                                2.8                  1.5                   .7
Other income (expense):
   Interest expense, net                                       (1.8)                (2.0)                (2.7)
   Gain on purchase of debentures                                .1                   .2                    -
   Other, net                                                   (.1)                 (.1)                   -
                                                            -------              -------              -------
     Total other expense                                       (1.8)                (1.9)                (2.7)
Income (loss) before income taxes                               1.0                  (.4)                (2.0)
Income tax provision                                            (.5)                   -                    -
                                                            -------              -------              -------
Net income (loss)                                                .5%                 (.4)%               (2.0)%
                                                            =======              =======              =======

Restaurants open at end of year                                  22                   21                   20
Weighted average weekly sales per restaurant                $78,600              $74,900              $73,200

NET SALES

         Net sales increased by approximately $9.0 million, or 11.5%, to $87.5 million in fiscal year 2000 from $78.5 million in 1999. The $78.5 million of sales recorded in 1999 represents an increase of $4.3 million, or 5.7%, over $74.2 million of sales reported in 1998. These increases were due to the opening of new restaurants and to increases of 4.9% in weighted average weekly sales per restaurant in 2000 and 2.3% in 1999. Fiscal 1998 contained 53 weeks of operations compared to 52 weeks for both 1999 and 2000.

         Same store sales, which include comparable results for all restaurants open for more than 12 months, increased 3.7% to $77,700 per week in 2000 on a base of 21 restaurants. Same store sales for 1999 averaged $76,300 per week, on a base of 20 restaurants, representing an increase of 4.1% over 1998. Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.62 for 2000, representing an increase of approximately 8% over 1999. Menu prices for 2000 increased an estimated 3.5% compared to 1999. Management estimates that the average check per guest in 1999 totaled $14.43, representing a 6% increase over 1998. Menu prices for 1999 increased by an estimated 5% compared to 1998. The Company estimates that guest counts on a same store basis decreased by 4.6% in 2000 and increased by approximately 2% in 1999.

         Near the end of the third quarter of 1999, in order to increase sales and improve profitability, the Company repositioned its menu to place more emphasis on its premium menu offerings and daily feature items, while de-emphasizing certain lower priced menu items. As a result of these changes and a number of other guest service improvement initiatives begun in 1997, same store sales increased significantly, growing by 8.6% in the fourth quarter of 1999 and 9.3% in the first quarter of 2000. As the 2000 year progressed, the growth in same store sales decreased on a comparative basis, with same store sales declining in the fourth quarter of 2000. Guest counts were also down on a same store basis for the last three quarters of 2000. The guest count and sales declines were more significant in the Company's small and mid-market locations (those with populations of less than 1.5 million people), where same store sales for the year were flat as compared to a same store sales increase of 7.5% in larger markets. Management believes that increases in check averages resulting from the menu changes made in late 1999 proved to be excessive for the size and economic characteristics of the small and mid-market locations. Beginning in the fourth quarter of 2000 the Company revised its menus and feature programs in certain of the restaurants in these markets in order to reduce guest check averages and improve guest count trends. Guest counts for the Company were up slightly for the first two months of 2001 and while same store sales for that period remained down slightly, management currently anticipates that same store sales will increase in the last half of the year.

RESTAURANT COSTS AND EXPENSES

         Total restaurant operating expenses decreased to 88.5% for 2000 from 89.1% in 1999 and 91.0% in 1998, with restaurant operating margins increasing to 11.5% in 2000 from 10.9% in 1999 and 9.0% in 1998. The largest factor contributing to the operating expense decreases in both 2000 and 1999 was the decrease in cost of sales resulting from management's continued emphasis on increased efficiencies in this area and the menu price increases noted above. These improvements, combined with overall improvements in financial performance of the Company's same store base of restaurants each year as the sales and efficiency of those restaurants has increased, more than offset the higher costs associated with the opening of new restaurants. Another factor contributing to the improvement in 1999 was the Company's decision to change the estimated useful life of its buildings from 25 to 30 years and the estimated life of leasehold improvements to include an amortization period based on the lesser of the lease term, generally including renewal options, or the useful life of the asset. The effect of these changes, which were implemented as of January 4, 1999, was to decrease restaurant operating expenses for 1999 by $333,000, or .4% of sales.

         Management believes that continuing to increase sales volumes in the Company's restaurants is a significant factor in continuing to improve the Company's profitability. Beginning in 1998, the Company lowered its new restaurant development plans to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. Also, in 1997 the Company established criteria for its locations calling for higher population densities and higher household incomes than were met by certain of its previous locations. The West Bloomfield, Michigan restaurant opened in late 1999 and the Cincinnati, Ohio restaurant opened in mid-2000 are the first restaurants to be opened under these more stringent criteria. These restaurants posted average weekly sales of over $92,000 per week, which is significantly above the Company's average sales volume for all restaurants, and combined restaurant operating income of approximately $400,000 for 2000. Further, an indication of the importance of higher income levels to the success of J. Alexander's restaurants is that the Company's restaurants located in markets with median household incomes of $65,000 or more averaged approximately $87,000 per week for 2000, while restaurants located in markets with incomes below that level averaged approximately $71,000 per week. Management believes that the change in development criteria, together with continued emphasis on increasing sales and profits, particularly in its restaurants not located in higher income and/or higher population density markets, will continue to have a positive impact on the Company's sales and financial performance.

         The Company expects to experience increases in certain restaurant costs and expenses in 2001. These include particularly beef costs, utility costs and insurance and benefit costs. Management expects to offset these cost increases through a modest increase in menu prices and through cost control and reduction of other expenses. To the extent sales are impacted as a result of menu price increases or for other reasons, these cost increases could make it difficult for the Company to achieve significant, if any, improvement in operating margin.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, increased only slightly in fiscal 2000 compared to 1999. Decreases in management training, relocation and procurement costs, which comprise approximately 20% of total general and administrative expenses, and certain other employee benefit related expenses contributed to the modest increase in total general and administrative expenses for 2000 by partially offsetting increases in other expenses related to the growth of the Company. As a percentage of sales, general and administrative expenses decreased to 8.2% in 2000 from 9.1% in 1999 due to the relatively small increase in expenditures and the higher sales levels achieved.

         General and administrative expenses increased by $1,309,000, or 22.5%, in 1999 compared to 1998. As a percentage of sales these expenses increased to 9.1% in 1999 from 7.8% in 1998. These increases were due primarily to lower than normal general and administrative expenses in 1998 which resulted from favorable experience under both the Company's workers' compensation program and its self-insured group medical insurance program which allowed the Company to reduce its level of accruals and expense related to those programs for 1998. An increase in management training costs also contributed to higher general and administrative costs during 1999.

         General and administrative expenses as a percentage of sales for 2001 are expected to increase slightly as compared to 2000.

PRE-OPENING EXPENSE

         Because the Company expenses all pre-opening costs as incurred, pre-opening expenses were lower in 2000 and 1999, when only one restaurant was opened in each year, than in 1998 when two restaurants were opened.

OTHER INCOME AND EXPENSE

         Net interest expense increased only slightly in 2000 compared to 1999. Interest expense decreased by $416,000 in 1999 compared to 1998 due primarily to reductions in the outstanding balance of the Company's Convertible Subordinated Debentures and a reduction in the Company's line of credit resulting from applying proceeds from sales of stock in March and June, 1999, to the outstanding balance on the line.

         "Other, net" expense of $81,000 for 2000 and $93,000 for 1999 was the result of expenses associated with the write-offs of facilities and equipment replaced in connection with various capital maintenance projects which more than offset miscellaneous income categories.

INCOME TAXES

         Under the provisions of SFAS No. 109 "Accounting for Income Taxes", the Company had gross deferred tax assets of $4,512,000 and $4,726,000 and gross deferred tax liabilities of $593,000 and $616,000 at December 31, 2000 and January 2, 2000, respectively. The deferred tax assets at December 31, 2000 relate primarily to

$1,894,000 of net operating loss carryforwards and $3,183,000 of tax credit carryforwards available to reduce future federal income taxes.

         The recognition of deferred tax assets depends on the likelihood of taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets must be reduced through use of a valuation allowance to the extent future income is not likely to be generated in such amounts. Due to the losses incurred in 1997 through 1999 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of operating costs being fixed or semi-fixed in nature, management has been unable to conclude that it is more likely than not that its existing deferred tax assets will be realized and has maintained a valuation allowance for 100% of its net deferred tax assets since 1997.

         The valuation allowance related to the Company's deferred tax assets totaled $3,919,000 and $4,110,000 at December 31, 2000 and January 2, 2000,
respectively. Approximately $11,250,000 of future taxable income would be needed to realize the Company's tax credit and net operating loss carryforwards at December 31, 2000. These carryforwards generally expire in the years 2001 through 2020. Approximately $465,000 of taxable income would be needed to realize the carryforwards which expire in 2001 and $210,000 to use those which expire in 2002.

         The provision for income taxes for 2000 results from federal alternative minimum tax (AMT) and state income taxes payable. In 1999, the Company was able to reduce its AMT liability by the use of AMT net operating loss carryforwards. These carryforwards were all utilized in 1999, however, and were not available for 2000.

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

         Capital expenditures totaled $4,814,000, $4,884,000 and $4,914,000 for 2000, 1999 and 1998, respectively, and were primarily for the development of new
J. Alexander's restaurants. Cash flow from operations exceeded capital expenditures in 2000 and also represented 91% and 84% of capital expenditures for 1999 and 1998, respectively. The remaining capital expenditures along with other needs for the 1999 and 1998 years were funded by use of the Company's line of credit and, for 1999, by the sale of common stock as discussed below.

         In 2001, the Company plans to construct and open two restaurants, one of which will be on leased land with the other to be on purchased property. Management estimates that the cost to build these restaurants and for capital maintenance for existing restaurants will be approximately $8.5 million for 2001. In addition, the Company may incur capital expenditures for the purchase of property and/or construction of restaurants for locations to be opened in 2002. Any such expenditures are dependent upon the timing and success of management's efforts to locate acceptable sites and are not expected to exceed $2 million.

         While a working capital deficit of $7,623,000 existed as of December 31, 2000, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations. As of December 31, 2000, debentures in the principal amount of $556,000 had been purchased by the Company for use toward satisfying the annual sinking fund requirement of $1,875,000 for this issue for 2001.

         In 1999, the Company's Board of Directors established a loan program designed to enable eligible employees to purchase shares of the Company's common stock. Under the program participants were allowed to borrow an amount equal to the full price of common stock purchased. The plan authorized $1 million in loans to employees. Purchases of stock under the plan totaled $486,000 during 1999, with the remainder purchased in 2000. The employee loans, which are reported as a deduction from stockholders' equity, are payable on December 31, 2006, unless repaid sooner pursuant to terms of the plan.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At December 31, 2000, borrowings outstanding under this line of credit were $9,265,000. In March of 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended line of credit agreement contains covenants which require the Company to achieve specified results of operations and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at December 31, 2000 and, based on a current assessment of its business, believes it will continue to comply with these covenants through July 1, 2001. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2001. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within six months of December 31, 2000, $662,000, representing six months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the December 31, 2000 balance sheet. Management intends to seek an extension of the existing line of credit prior to its scheduled expiration on July 1, 2001, and believes that such an extension, or other suitable financing arrangement, will be available to meet the Company's financing needs.

         In March 1999 the Company developed a plan for raising additional equity capital to further strengthen its financial position and, as part of this plan, completed a private sale of 1,086,266 shares of common stock to Solidus, LLC, an affiliate of one of the directors of the Company, for approximately $4.1 million. In addition, on June 21, 1999, the Company completed a rights offering wherein shareholders of the Company purchased an additional 240,615 shares of common stock at a price of $3.75 per share, which was the same price per share as stock sold in the private sale. The private sale and the rights offering raised total net proceeds to the Company of approximately $4.8 million which were used to repay a portion of the debt outstanding under the Company's bank line of credit. The Company believes that raising additional equity capital and repaying a portion of its outstanding debt benefited the Company by reducing its debt to equity ratio and reducing interest expense and that it will provide greater flexibility to the Company in providing for future financing needs.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references are to fiscal years unless otherwise noted. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. The Company utilizes a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes E and F to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
         Independent Auditors' Report                                                                   15
         Consolidated statements of operations - Years ended December 31, 2000,
           January 2, 2000 and January 3, 1999                                                          16
         Consolidated balance sheets - December 31, 2000 and January 2, 2000                            17
         Consolidated statements of cash flows - Years ended December 31, 2000,
           January 2, 2000 and January 3, 1999                                                          18
         Consolidated statements of stockholders' equity - Years ended December 31, 2000,
           January 2, 2000 and January 3, 1999                                                          19
         Notes to consolidated financial statements                                                  20-29

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

Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholders
J. Alexander's Corporation


         We have audited the accompanying consolidated balance sheets of J. Alexander's Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander's Corporation and subsidiaries at December 31, 2000 and January 2, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/Ernst & Young LLP


Nashville, Tennessee
February 27, 2001

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years Ended
                                                                           -----------
                                                      DECEMBER 31           January 2            January 3
                                                          2000                 2000                 1999
                                                          ----                 ----                 ----

Net sales                                             $ 87,511,000         $ 78,454,000         $ 74,200,000

Costs and expenses:
   Cost of sales                                        28,002,000           25,568,000           25,410,000
   Restaurant labor and related costs                   29,565,000           26,289,000           24,663,000
   Depreciation and amortization of restaurant
     property and equipment                              4,040,000            3,688,000            3,758,000
   Other operating expenses                             15,828,000           14,323,000           13,659,000
                                                      ------------         ------------         ------------
     Total restaurant operating expenses                77,435,000           69,868,000           67,490,000
                                                      ------------         ------------         ------------

General and administrative expenses                      7,206,000            7,124,000            5,815,000
Pre-opening expense                                        383,000              264,000              660,000
Gain on Wendy's disposition                                     --                   --              264,000
                                                      ------------         ------------         ------------
Operating income                                         2,487,000            1,198,000              499,000
                                                      ------------         ------------         ------------
Other income (expense):
   Interest expense, net                                (1,590,000)          (1,570,000)          (1,986,000)
   Gain on purchase of debentures                           75,000              166,000                   --
   Other, net                                              (81,000)             (93,000)               2,000
                                                      ------------         ------------         ------------
     Total other expense                                (1,596,000)          (1,497,000)          (1,984,000)
                                                      ------------         ------------         ------------

Income (loss) before income taxes                          891,000             (299,000)          (1,485,000)
Income tax provision                                      (410,000)             (33,000)                  --
                                                      ------------         ------------         ------------
Net income (loss)                                     $    481,000         $   (332,000)        $ (1,485,000)
                                                      ============         ============         ============

Basic earnings (loss) per share                       $        .07         $       (.05)        $       (.27)
                                                      ============         ============         ============

Diluted earnings (loss) per share                     $        .07         $       (.05)        $       (.27)
                                                      ============         ============         ============



See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31           January 2
                                                                                      2000                 2000
                                                                                  ------------         ------------
                                         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $  1,057,000         $    933,000
   Accounts and notes receivable, including current portion of
     direct financing leases, net of allowances for possible losses                    112,000              103,000
   Inventories at lower of cost (first-in, first-out method) or market                 741,000              703,000
   Prepaid expenses and other current assets                                           592,000              422,000
                                                                                  ------------         ------------
     TOTAL CURRENT ASSETS                                                            2,502,000            2,161,000

OTHER ASSETS                                                                           836,000              844,000

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation
   and amortization                                                                 62,590,000           62,142,000

DEFERRED CHARGES, less accumulated amortization of $1,217,000 and
   $1,116,000 at December 31, 2000, and January 2, 2000, respectively                  442,000              488,000
                                                                                  ------------         ------------
                                                                                  $ 66,370,000         $ 65,635,000
                                                                                  ============         ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $  2,825,000         $  2,254,000
   Accrued expenses and other current liabilities                                    3,346,000            3,630,000
   Unearned revenue                                                                  1,961,000            1,691,000
   Current portion of long-term debt and obligations under capital leases            1,993,000              995,000
                                                                                  ------------         ------------
      TOTAL CURRENT LIABILITIES                                                     10,125,000            8,570,000

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion
   classified as current                                                            16,771,000           18,128,000

OTHER LONG-TERM LIABILITIES                                                          1,473,000            1,097,000

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,851,816 and 6,772,209 shares at
     December 31, 2000, and January 2, 2000, respectively                              343,000              339,000
   Preferred Stock, no par value: Authorized 1,000,000 shares; none issued                  --                   --
   Additional paid-in capital                                                       34,867,000           34,733,000
   Retained earnings                                                                 4,421,000            3,940,000
                                                                                  ------------         ------------
                                                                                    39,631,000           39,012,000
   Note receivable - Employee Stock Ownership Plan                                    (686,000)            (686,000)
   Employee receivables - 1999 Loan Program                                           (944,000)            (486,000)
                                                                                  ------------         ------------

     TOTAL STOCKHOLDERS' EQUITY                                                     38,001,000           37,840,000
                                                                                  ------------         ------------
Commitments and Contingencies
                                                                                  $ 66,370,000         $ 65,635,000
                                                                                  ============         ============



See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended
                                                                                        -----------
                                                                     DECEMBER 31          January 2            January 3
                                                                         2000                2000                 1999
                                                                    ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $    481,000         $   (332,000)        $ (1,485,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of property and equipment           4,198,000            3,919,000            3,936,000
     Amortization of deferred charges                                    101,000              121,000              131,000
     Employee Stock Ownership Plan expense                                    --              134,000              123,000
     Gain on Wendy's disposition                                              --                   --             (264,000)
     Stock awards - 1999 Loan Program                                     61,000                   --                   --
     Other, net                                                          179,000              274,000              125,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts and notes receivable                   --              (64,000)             502,000
       (Increase) decrease in inventories                                (38,000)              97,000             (111,000)
       (Increase) decrease in prepaid expenses and
         other current assets                                           (170,000)             (98,000)              63,000
       Increase in deferred charges                                      (55,000)             (40,000)             (27,000)
       Increase in accounts payable                                      667,000               34,000               29,000
       Increase (decrease) in accrued expenses and other
         current liabilities                                            (284,000)            (274,000)           1,037,000
       Increase in unearned revenue                                      270,000              324,000               15,000
       Increase in other long-term liabilities                           426,000              370,000               75,000
                                                                    ------------         ------------         ------------
         Net cash provided by operating activities                     5,836,000            4,465,000            4,149,000
                                                                    ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (4,910,000)          (4,788,000)          (5,040,000)
     Proceeds from sale of Wendy's restaurant operations                      --                   --              228,000
     Other, net                                                          (12,000)              82,000              328,000
                                                                    ------------         ------------         ------------
         Net cash used by investing activities                        (4,922,000)          (4,706,000)          (4,484,000)
                                                                    ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds under bank line of credit agreement                     33,851,000           28,640,000           28,961,000
     Payments under bank line of credit agreement                    (32,605,000)         (29,891,000)         (25,914,000)
     Payments on long-term debt and obligations
       under capital leases                                           (1,605,000)          (2,904,000)          (1,922,000)
     Purchase of stock for 1999 Loan Program                            (515,000)            (486,000)                  --
     Decrease in notes receivable for 1999 Loan Program                   57,000                   --                   --
     Sale of stock and exercise of stock options                          27,000            4,793,000               98,000
                                                                    ------------         ------------         ------------
         Net cash (used) provided by financing activities               (790,000)             152,000            1,223,000
                                                                    ------------         ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         124,000              (89,000)             888,000
Cash and cash equivalents at beginning of year                           933,000            1,022,000              134,000
                                                                    ------------         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  1,057,000         $    933,000         $  1,022,000
                                                                    ============         ============         ============


See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           Note
                                                                                        Receivable-     Employee
                                                                                         Employee     Receivables-
                                                          Additional                        Stock         1999           Total
                                Outstanding   Common        Paid-In      Retained        Ownership       Loan        Stockholders'
                                   Shares     Stock         Capital      Earnings          Plan         Program         Equity
                                   ------     -----         -------      --------          ----         -------         ------

BALANCES AT
   DECEMBER 28, 1997             5,421,538    $272,000    $29,909,000    $ 5,757,000     $(943,000)    $      --     $ 34,995,000
Exercise of stock options,
   including tax benefits            9,797          --         98,000             --            --            --           98,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                 --          --             --             --       123,000            --          123,000
Net loss                                --          --             --     (1,485,000)           --            --       (1,485,000)
                                 ---------    --------    -----------    -----------     ---------     ---------     ------------

BALANCES AT
   JANUARY 3, 1999               5,431,335     272,000     30,007,000      4,272,000      (820,000)           --       33,731,000
Stock sold in private trans-
   action and through rights
   offering                      1,326,881      66,000      4,697,000             --            --            --        4,763,000
Exercise of stock options           13,993       1,000         29,000             --            --            --           30,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                 --          --             --             --       134,000            --          134,000
Purchase of stock-1999
   Loan Program                         --          --             --             --            --      (486,000)        (486,000)
Net loss                                --          --             --       (332,000)           --            --         (332,000)
                                 ---------    --------    -----------    -----------     ---------     ---------     ------------

BALANCES AT
   JANUARY 2, 2000               6,772,209     339,000     34,733,000      3,940,000      (686,000)     (486,000)      37,840,000
Exercise of stock options           49,109       2,000         25,000             --            --            --           27,000
Purchase of stock-1999
   Loan Program                         --          --             --             --            --      (515,000)        (515,000)
Reduction of Employee
   Receivables - 1999
   Loan Program                         --          --             --             --            --        57,000           57,000
Stock Awards - 1999
   Loan Program                     30,498       2,000        109,000             --            --            --          111,000
Net income                              --          --             --        481,000            --            --          481,000
                                 ---------    --------    -----------    -----------     ---------     ---------     ------------

BALANCES AT
   DECEMBER 31, 2000             6,851,816    $343,000    $34,867,000    $ 4,421,000     $(686,000)    $(944,000)    $ 38,001,000
                                 =========    ========    ===========    ===========     =========     =========     ============


See notes to consolidated financial statements.

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of J. Alexander's Corporation and its wholly-owned subsidiaries (the Company). The Company owns and operates 22 J. Alexander's restaurants in eleven states throughout the United States. Prior to 1997, the Company also owned and operated 58 Wendy's Old Fashioned Hamburgers restaurants as a franchisee of Wendy's International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 2000 presentation.

FISCAL YEAR: The Company's fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 1998 included 53 weeks compared to 52 weeks for fiscal years 2000 and 1999. The fourth quarter of 1998 included 14 weeks.

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

EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the requirements of SFAS No. 128.

REVENUE RECOGNITION: Restaurant revenues are recognized when food and service are provided. Unearned revenue consists of gift certificates sold, but not redeemed.

PRE-OPENING COSTS: In 1998, the American Institute of Certified Public Accountants issued a new accounting standard under Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". The requirements under this standard are that pre-opening costs are to be expensed as incurred and are consistent with the Company's policy which was adopted December 30, 1996. Thus, adoption of this standard had no impact on the Company's financial statements.

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

DEVELOPMENT COSTS: Certain direct and indirect costs are capitalized as building costs in conjunction with acquiring and developing new J. Alexander's restaurant sites and amortized over the life of the related building. Development costs of $200,000, $203,000 and $292,000 were capitalized during 2000, 1999 and 1998, respectively.

SELF-INSURANCE: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain estimation processes applicable to the insurance industry and, where applicable, based on Company experience.

ADVERTISING COSTS: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $42,000, $70,000 and $289,000 in 2000, 1999 and 1998, respectively.

STOCK BASED COMPENSATION: The Company accounts for its stock compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and, accordingly, typically recognizes no compensation expense for such arrangements.

USE OF ESTIMATES IN FINANCIAL STATEMENTS: Judgment and estimation are utilized by management in certain areas in the preparation of the Company's financial statements. Some of the more significant areas include the valuation allowance relative to the Company's deferred tax assets and reserves for self-insurance of group medical claims. Management believes that such estimates have been based on reasonable assumptions and that such reserves are adequate.

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

NOTE B - SALE OF STOCK

         On March 22, 1999, the Company completed a private sale of 1,086,266 shares of common stock to Solidus, LLC ("Solidus") for approximately $4.1 million. E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus. In addition, on June 21, 1999 the Company completed a rights offering wherein shareholders of the Company purchased an additional 240,615 shares of common stock at a price of $3.75 per share, which was the same price per share as stock sold in the private sale. The net proceeds to the Company from the private sale noted above and the rights offering were approximately $4.8 million, which was used to repay a portion of the debt outstanding under the Company's revolving credit facility.

NOTE C - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        YEARS ENDED
                                                                     ------------------------------------------------------
                                                                     DECEMBER 31          January 2              January 3
                                                                         2000                2000                  1999
                                                                     ------------        ------------          ------------
NUMERATOR:
Net income (loss) [numerator for basic earnings (loss)
      per share]                                                     $    481,000        $   (332,000)         $ (1,485,000)
   Effect of dilutive securities                                               --                  --                    --
                                                                     ------------        ------------          ------------

   Net income (loss) after assumed conversions [numerator
      for diluted earnings (loss) per share]                         $    481,000        $   (332,000)         $ (1,485,000)
                                                                     ============        ============          ============

   DENOMINATOR:
   Weighted average shares [denominator for basic earnings
      (loss) per share]                                                 6,846,000           6,428,000             5,426,000

   Effect of dilutive securities                                          130,000                  --                    --
                                                                     ------------        ------------          ------------

   Adjusted weighted average shares and assumed conversions
      [denominator for diluted earnings (loss) per share]               6,976,000           6,428,000             5,426,000
                                                                     ============        ============          ============

   Basic earnings (loss) per share                                   $        .07        $       (.05)         $       (.27)
                                                                     ============        ============          ============

   Diluted earnings (loss) per share                                 $        .07        $       (.05)         $       (.27)
                                                                     ============        ============          ============

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 309,000 options were excluded from the computation of diluted earnings per share in 2000. Due to net losses in 1999 and 1998, all options outstanding during these periods were excluded from the computation of diluted earnings per share.

NOTE D - PROPERTY AND EQUIPMENT

         Balances of major classes of property and equipment are as follows:

                                                                     DECEMBER 31            January 2
                                                                        2000                   2000
                                                                    ------------           ------------
   Land                                                             $ 13,126,000           $ 13,126,000
   Buildings                                                          30,176,000             29,314,000
   Buildings under capital leases                                        276,000                276,000
   Leasehold improvements                                             20,284,000             18,088,000
   Restaurant and other equipment                                     16,816,000             15,556,000
   Construction in progress (estimated cost to complete at
      December 31, 2000, $3,084,000)                                     326,000                277,000
                                                                    ------------           ------------
                                                                      81,004,000             76,637,000
   Less allowances for depreciation and amortization                 (18,414,000)           (14,495,000)
                                                                    ------------           ------------
                                                                    $ 62,590,000           $ 62,142,000
                                                                    ============           ============

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

NOTE E - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Long-term debt and obligations under capital leases at December 31, 2000, and January 2, 2000, are summarized below:

                                                                      DECEMBER 31, 2000                    January 2, 2000
                                                                -----------------------------       -----------------------------
                                                                  CURRENT          LONG-TERM          Current          Long-Term
                                                                -----------       -----------       -----------       -----------
Convertible Subordinated Debentures, 8.25%, due 2003            $ 1,319,000       $ 8,125,000       $   973,000       $10,000,000
Bank credit agreement, at variable interest rates ranging
   from  7.82% to 8.82%, available through July 1, 2001             662,000         8,603,000                --         8,019,000
Obligation under capital lease, 11.50% interest,
   payable through 2004                                              12,000            43,000            22,000           109,000
                                                                -----------       -----------       -----------       -----------
                                                                $ 1,993,000       $16,771,000       $   995,000       $18,128,000
                                                                ===========       ===========       ===========       ===========

         Aggregate maturities of long-term debt, including required sinking fund payments and assumed conversion of the line of credit facility, for the five years succeeding December 31, 2000, are as follows: 2001 - $1,993,000; 2002 - $3,212,000; 2003 - $7,589,000 ; 2004 - $1,339,000; 2005 - $1,324,000.

         The Convertible Subordinated Debentures due 2003 are convertible into common stock of the Company at any time prior to maturity at $17.75 per share, subject to adjustment in certain events. At December 31, 2000, 532,056 shares of common stock were reserved for issuance upon conversion of the outstanding debentures. The debentures are redeemable upon not less than 30 days' notice at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued interest to the redemption date. The effective interest rate on the debentures is 8.68%. The Debenture Indenture requires minimum annual sinking fund payments of $1,875,000 through 2002.

         The Company maintains an unsecured bank line of credit agreement for up to $20,000,000 of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $9,265,000 and $8,019,000 at December 31, 2000 and January 2, 2000,
respectively. In March 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended credit agreement contains covenants which require the Company to achieve specified results of operations and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. It also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is based on LIBOR plus two to three percent, depending on certain financial ratios achieved by the Company. All amounts outstanding under the line become due on July 1, 2001, unless the Company exercises its option to convert outstanding borrowings to a term loan prior to that time. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within six months of December 31, 2000, $662,000 - representing six months' principal payments if the total credit line balance were converted to a term loan - has been reflected as a current liability as of December 31, 2000.

         Cash interest payments amounted to $1,652,000, $1,606,000 and $2,011,000, in 2000, 1999 and 1998, respectively. Interest costs of $67,000,
$48,000 and $96,000 were capitalized as part of building and leasehold costs in 2000, 1999, and 1998, respectively.

         The carrying value and estimated fair value of the Company's Convertible Subordinated Debentures were $9,444,000 and $8,688,000, respectively, at December 31, 2000.

NOTE F - LEASES

         At December 31, 2000, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

         Accumulated amortization of buildings under capital leases totaled $257,000 at December 31, 2000 and $243,000 at January 2, 2000. Amortization of leased assets is included in depreciation and amortization expense.

         Total rental expense amounted to:

                                                                       Years Ended
                                                ------------ -------------------------------------------
                                                DECEMBER 31            January 2              January 3
                                                    2000                  2000                  1999
                                                ------------          ------------          ------------
Minimum rentals under operating leases          $  1,951,000          $  1,768,000          $  1,566,000
Contingent rentals                                    72,000                67,000                69,000
Less: Sublease rentals                              (131,000)             (199,000)             (260,000)
                                                ------------          ------------          ------------
                                                $  1,892,000          $  1,636,000          $  1,375,000
                                                ============          ============          ============

         At December 31, 2000, future minimum lease payments under capital leases and noncancellable operating leases (including renewal options) with initial terms of one year or more are as follows:

                                                                                      Capital        Operating
                                                                                      Leases           Leases
                                                                                     --------       -----------
2001                                                                                 $ 18,000       $ 1,628,000
2002                                                                                   18,000         1,720,000
2003                                                                                   18,000         1,753,000
2004                                                                                   14,000         1,563,000
2005                                                                                        -         1,435,000
Thereafter                                                                                  -        33,377,000
                                                                                     --------       -----------
                                          Total minimum payments                       68,000       $41,476,000
                                                                                     --------       ===========
                                           Less imputed interest                      (13,000)
                                                                                     --------
                        Present value of minimum rental payments                       55,000
                    Less current maturities at December 31, 2000                      (12,000)
                                                                                     --------
                      Long-term obligations at December 31, 2000                     $ 43,000
                                                                                     ========

         Minimum future rentals receivable under subleases for operating leases at December 31, 2000, amounted to $600,000.

NOTE G - INCOME TAXES

         At December 31, 2000, the Company had net operating loss carryforwards of $1,894,000 for income tax purposes that expire in the years 2001 through 2019. Tax credit carryforwards (consisting of investment and jobs tax credits which expire in 2001, FICA tip credits which expire in the years 2009 through 2020 and alternative minimum tax credits which may be carried forward indefinitely) of $3,183,000 are also available to reduce future federal income taxes.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000, and January 2, 2000, are as follows:

                                                         DECEMBER 31            January 2
                                                            2000                  2000
                                                        ------------          ------------
Deferred tax liabilities:
   Tax over book depreciation                           $     91,000          $    114,000
   Other - net                                               502,000               502,000
                                                        ------------          ------------
     Total deferred tax liabilities                          593,000               616,000
                                                        ------------          ------------
Deferred tax assets:
   Capital/finance leases                                     11,000                 3,000
   Deferred compensation accruals                            257,000               225,000
   Self-insurance accruals                                    55,000                58,000
   Net operating loss carryforwards                          644,000             1,053,000
   Tax credit carryforwards                                3,183,000             3,079,000
   Other - net                                               362,000               308,000
                                                        ------------          ------------
     Total deferred tax assets                             4,512,000             4,726,000
   Valuation allowance for deferred tax assets            (3,919,000)           (4,110,000)
                                                        ------------          ------------
                                                             593,000               616,000
                                                        ------------          ------------
   Net deferred tax assets                              $         --          $         --
                                                        ============          ============

         SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Since the fourth quarter of 1997, management has concluded that, based upon results of operations during the periods in question and its near-term forecast of future taxable earnings, a valuation allowance was appropriate relative to its deferred tax assets. At December 31, 2000, the Company had no net deferred tax assets and a valuation allowance of $3,919,000.

         Significant components of the income tax provision (benefit) are as follows:

                                              Years Ended
                             DECEMBER 31       January 2        January 3
                                2000              2000             1999
                             ----------       -----------       ---------
Currently payable:
   Federal                    $340,000          $ 31,000         $(94,000)
   State                        70,000             2,000           94,000
                              --------          --------         --------
     Total                     410,000            33,000               --
Deferred                            --                --               --
                              --------          --------         --------
Income tax provision          $410,000          $ 33,000         $     --
                              ========          ========         ========

         The Company's consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

                                                                                           Years Ended
                                                                       DECEMBER 31          January 2           January 3
                                                                           2000                2000                1999
                                                                       -----------         -----------          ----------
Tax expense (benefit) computed at federal statutory rate (34%)          $  303,000          $ (102,000)         $ (505,000)
State income taxes, net of federal benefit                                  46,000               1,000              63,000
Non-deductible expenses                                                     13,000             160,000             156,000
Effect of net operating loss carryforwards and tax credits                 239,000             259,000            (244,000)
Valuation of deferred tax assets                                          (191,000)           (285,000)            530,000
                                                                        ----------          ----------          ----------
Income tax provision                                                    $  410,000          $   33,000          $       --
                                                                        ==========          ==========          ==========

         The Company made net income tax payments of $492,000 and $180,000 in 2000 and 1999, respectively. The Company received net income tax refunds of $814,000 in 1998.

NOTE H - STOCK OPTIONS AND BENEFIT PLANS

         Under the Company's 1994 Employee Stock Incentive Plan, officers and key employees of the Company may be granted options to purchase shares of the Company's common stock. Options to purchase the Company's common stock also remain outstanding under the Company's 1985 Stock Option Plan and 1990 Stock Option Plan for Outside Directors, although the Company no longer has the ability to issue additional shares under these plans.

         A summary of options under the Company's option plans is as follows:

                                                                                                        Weighted
                                                                                                        Average
                                                                                                        Exercise
Options                                                              Shares        Option Prices         Price
-------                                                            --------      ---------------        --------
Outstanding at December 28, 1997                                    664,650      $1.38-   $13.00          $6.75
   Issued                                                           355,220       2.75-     4.97           2.79
   Exercised                                                        (10,000)      2.00                     2.00
   Expired or canceled                                             (331,050)      4.94-    13.00           7.45
                                                                   --------      ---------------          -----
Outstanding at January 3, 1999                                      678,820       1.38-    11.69           4.40
   Issued                                                           189,000       2.25-     4.06           2.30
   Exercised                                                        (14,000)      1.75-     3.81           2.13
   Expired or canceled                                              (43,300)      3.81-    11.69           4.60
                                                                   --------      ---------------          -----
Outstanding at January 2, 2000                                      810,520       1.38-    11.69           3.95
   Issued                                                            44,750       3.44-     3.88           3.56
   Exercised                                                        (75,750)      1.50-     2.75           1.51
   Expired or canceled                                              (17,890)      1.75-     3.44           2.77
                                                                   --------      ---------------          -----
Outstanding at December 31, 2000                                    761,630      $1.38-   $11.69          $4.27
                                                                   ========      ===============          =====

         Options exercisable and shares available for future grant are as follows:

                                   DECEMBER 31      January 2        January 3
                                      2000             2000             1999
                                   -----------      ---------        ---------
Options exercisable                  577,584          344,004          221,171
Shares available for grant           245,206          190,564          123,014

         The following table summarizes information about stock options outstanding at December 31, 2000:

                            Options Outstanding                                         Options Exercisable
                    -----------------------------------                          ---------------------------------
                        Number                                                      Number
                    Outstanding at        Weighted             Weighted          Exercisable at       Weighted
    Range of          December 31     Average Remaining    Average Exercise        December 31         Average
Exercise Prices          2000         Contractual Life           Price                2000          Exercise Price
---------------     --------------    -----------------    ----------------      --------------     --------------
$1.38-    $2.59        188,500            8.5 years              $2.54               188,500            $2.54
 2.75-     3.44        341,630            7.9 years               2.81               207,253             2.75
 3.81-     5.69         71,500            7.3 years               5.21                58,500             5.50
 7.38-    11.69        160,000            4.1 years               9.02               123,331             8.80
---------------        -------                                   -----               -------             ----
$1.38-   $11.69        761,630                                   $4.27               577,584            $4.25
===============        =======                                   =====               =======            =====

         Options exercisable at January 2, 2000 and January 3, 1999 had weighted average exercise prices of $4.75 and $5.23, respectively.

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.51%, 5.94% and 4.62%; no annual dividend yield; volatility factors of .4917,
 .4500 and .3795 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:

                                                               Years Ended
                                          -------------------------------------------------------
                                          DECEMBER 31           January 2              January 3
                                              2000                2000                   1999
                                          -----------          ----------            ------------
Pro forma net income (loss)                $   60,000          $ (688,000)           $ (2,076,000)
Pro forma income (loss) per share
     Basic                                 $      .01          $     (.11)           $       (.38)
     Diluted                               $      .01          $     (.11)           $       (.38)

         The weighted average fair value per share for options granted during 2000, 1999 and 1998 was $2.48, $1.50 and $1.61, respectively.

         The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company's common stock are available for issuance. No shares have been issued under the plan since 1997.

         The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $130,000, $94,000 and $59,000 in 2000, 1999 and 1998, respectively.

         The Company has a Savings Incentive and Salary Deferral Plan under
Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant's salary, the Company makes a minimum 10% matching contribution to the plan. The Company's matching contribution for 2000 totaled $38,000, or 25% of eligible participant contributions. For 1999 and 1998, the Company's matching contribution expense was $36,000 and $29,000, respectively.

         In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company's common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum were allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. Such borrowings were to be used exclusively to purchase shares of the Company's common stock and accrue interest at the rate of 3% annually from the date of the last purchase of shares under the program until paid in full. Interest is payable quarterly until December 31, 2006 at which time there will be a balloon payment of the unpaid interest and the entire principal amount due. In the event that a participant receives bonus compensation from the Company, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant's loan may be declared due and payable upon termination of a participant's employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized was $1,000,000. As of December 31, 2000, notes receivable under the Loan Program totaled $944,000. This amount has been reported as a reduction from the Company's stockholders' equity.

         In addition to shares purchased in the manner described above, participants in the Loan Program received a stock bonus award of one share of common stock for every 20 shares of common stock purchased under the program. Participants in the Loan Program also received an award of one share of restricted common stock for every 20 shares of common stock purchased under the program. Both the stock bonus award and the restricted stock award were issued pursuant to the Company's 1994 Employee Stock Incentive Plan, with the restricted stock award scheduled to vest at the rate of 20% of the number of shares awarded on each of the second through sixth anniversaries of the date of the last purchase of shares under the Loan Program, or February 18, 2000.

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

         The Company has made a contribution to the ESOP each year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996, when no contributions were made, and 2000, when only the interest component of the contribution was made. Contributions made to the ESOP resulted in net compensation expense of $135,000 and $123,000 for 1999 and 1998, respectively, with corresponding reductions in the ESOP note receivable. The terms of the ESOP note, as amended, call for interest to be paid at an annual rate of 8% and for repayment of the ESOP note's remaining principal in annual amounts ranging from $152,000 to $192,000 over the period 2002 through 2005.

         All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant's account to vest. Allocation of stock is made to participants' accounts as the ESOP's loan is repaid and is in proportion to each participant's compensation for each year. Shares allocated under the ESOP were 316,416 and 305,424 at December 31, 2000 and January 2, 2000, respectively.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

         As a result of the disposition of its Wendy's operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to fifteen years. The total amount of lease payments remaining on these leases at December 31, 2000 was approximately $3.7 million. In connection with the sale of its Mrs. Winner's Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total amount of lease payments remaining on these leases at December 31, 2000, was approximately $1.4 million. Additionally, in connection with the previous disposition of certain other Wendy's restaurant operations, primarily the southern California Wendy's restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to six years. The total amount of lease payments remaining on these leases as of December 31, 2000, was approximately $600,000.

In February, 2000, a lawsuit was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. Most of the discovery in this case has been completed and a trial is scheduled for April of 2001. The plaintiffs in this action claim the Company's policy against live music was targeted at them as a result of their ethnic background and seek unspecified damages. The Company's insurance company is currently providing a defense but has reserved the right to deny coverage for the claim. The Company believes it has a meritorious defense and is defending the case vigorously. However, the final outcome of this litigation is not currently predictable.

         In addition to the litigation noted above, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Company's financial condition.

NOTE L - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities included the following:

                                       DECEMBER 31          January 2
                                           2000                2000
                                       -----------          ----------
Taxes, other than income taxes          $1,818,000          $1,584,000
Salaries and wages                         446,000             584,000
Insurance                                  220,000             249,000
Interest                                    66,000              82,000
Other                                      796,000           1,131,000
                                        ----------          ----------
                                        $3,346,000          $3,630,000
                                        ==========          ==========

                         QUARTERLY RESULTS OF OPERATIONS


         The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and January 2, 2000 (in thousands, except per share amounts):

                                                                    2000 Quarters Ended
                                           ----------------------------------------------------------------------
                                           April 2             July 2            October 1            December 31
                                           -------            --------           ---------            -----------
Net sales                                  $22,208            $ 21,241           $  21,621             $ 22,441
Net income (loss)                          $   505            $    110           $    (322)            $    188
Basic earnings (loss) per share            $   .07            $    .02           $    (.05)            $    .03
Diluted earnings (loss) per share          $   .07            $    .02           $    (.05)            $    .03

                                                                    1999 Quarters Ended
                                           ---------------------------------------------------------------------
                                           April 4             July 4             October 3            January 2
                                           -------            --------            ---------            ---------
Net sales                                  $19,208            $ 18,762            $  19,041            $  21,443
Net income (loss)                          $   244            $   (166)           $    (820)           $     410
Basic earnings (loss) per share            $   .04            $   (.03)           $    (.12)           $     .06
Diluted earnings (loss) per share          $   .04            $   (.03)           $    (.12)           $     .06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors of the Company is incorporated herein by reference to the "Proposal No. 1: Election of Directors" section and the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 15, 2001. (See also "Executive Officers of the Company" under Part I of this Form 10-K.)

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 15, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be held May 15, 2001.

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

         (10)(c)         Pledge and Security Agreement dated June 25, 1992, by and
                         between Registrant and Third National Bank in Nashville as the
                         Trustee for the Volunteer Capital Corporation Employee Stock
                         Ownership Trust (Exhibit 5 to the Registrant's Report on Form
                         8-K dated June 25, 1992, is incorporated herein by reference).

         (10)(d)         Amendment to Employee Stock Ownership Plan, dated June 29,
                         1994 (incorporated by reference to the Registrant's Annual
                         Report on Form 10-K filed April 3, 2000).

         (10)(e)         Amendment to Employee Stock Ownership Plan, dated February 17,
                         1998 (incorporated by reference to the Registrant's Annual
                         Report on Form 10-K filed April 3, 2000).

         (10)(f)         Amendment to Employee Stock Ownership Plan, dated December 30,
                         1998 (incorporated by reference to the Registrant's Annual
                         Report on Form 10-K filed April 3, 2000).

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

         (10)(h)         $30,000,000 Loan Agreement dated August 29, 1995 by and
                         between Volunteer Capital Corporation, VCE Restaurants, Inc.,
                         Total Quality Management, Inc. and NationsBank of Tennessee,
                         N.A. (Exhibit 10.1 of the Registrant's quarterly report on
                         Form 10-Q for the quarter ended October 1, 1995 is
                         incorporated herein by reference).

         (10)(i)         Amendment to Loan Agreement dated March 27, 1998, by and
                         between J. Alexander's Corporation, J. Alexander's
                         Restaurants, Inc. and NationsBank of Tennessee, N.A. (Exhibit
                         (10)(h) of the Registrant's Report on Form 10-K for the year ended December 28, 1997 is incorporated herein by reference).

         (10)(j)         Line of Credit Note dated March 27, 1998, by and between J.
                         Alexander's Corporation, J. Alexander's Restaurants, Inc. and
                         NationsBank of Tennessee, N.A. (Exhibit (10)(i) of the
                         Registrant's Report on Form 10-K for the year ended December
                         28, 1997 is incorporated herein by reference).

         (10)(k)         Renewal of Line of Credit Note dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's
                         Restaurants, Inc. and Bank of America, N.A. (successor to
                         NationsBank of Tennessee, N.A.) (incorporated by reference to the Registrant's Annual Report on Form 10-K filed April 3,
                         2000).

         (10)(l)         Second Amendment to Loan Agreement dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's
                         Restaurants, Inc. and Bank of America, N.A. (successor to
                         NationsBank of Tennessee, N.A.) (incorporated by reference to the Registrant's Annual Report on Form 10-K filed April 3,
                         2000).

         (10)(m)*        Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant's Proxy
                         Statement for Annual Meeting of Shareholders, May 10, 1994, is
                         incorporated herein by reference).

         (10)(n)*        Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the
                         Registrant's Report on Form 10-K for the year ended December
                         31, 1989, is incorporated herein by reference).

         (10)(o)*        1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant's Proxy Statement for Annual
                         Meeting of Shareholders, May 8, 1985, and Exhibit A to the
                         Registrant's Proxy Statement for Annual Meeting of
                         Shareholders, May 11, 1993.)

         (10)(p)*        1990 Stock Option Plan for Outside Directors (Exhibit A of the
                         Registrant's Proxy Statement for Annual Meeting of
                         Shareholders, May 8, 1990, is incorporated herein by
                         reference).

         (10)(q)*        1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

         (10)(r)*        Amendment to 1994 Employee Stock Incentive Plan (Appendix A of
                         the Registrant's Proxy Statement for Annual Meeting of
                         Shareholders, May 20, 1997, is incorporated herein by
                         reference).

         (10)(s)*        1999 Loan Program (incorporated herein by reference to Exhibit
                         A of Registration Statement on Form S-8, Registration No.
                         333-91431).

         (10)(t)*        Second Amendment to 1994 Employee Stock Incentive Plan
                         (Appendix A of the Registrant's Proxy Statement on Schedule
                         14-A for 2000 Annual Meeting of Shareholders (filed April 3,
                         2000) is incorporated herein by reference).

         (10)(u)         Amended and Restated Secured Promissory Note dated
                         November 30, 2000 from the J. Alexander's Corporation
                         Employee Stock Ownership Trust to Registrant.

         (21)     List of subsidiaries of Registrant.

         (23)     Consent of Independent Auditors.

*Denotes executive compensation plan or arrangement.

(b)      Reports on Form 8-K:

         During the quarter ended December 31, 2000, the Company filed no reports on Form 8-K.

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

                                J. ALEXANDER'S CORPORATION


Date: 3/27/01                   By: /s/Lonnie J. Stout II
                                    -------------------------------------------
                                Lonnie J. Stout II
                                Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                                           Capacity                             Date
          ----                                           --------                             ----
/s/Lonnie J. Stout II                    Chairman, President, Chief Executive Officer        3/27/01
------------------------------------       and Director (Principal Executive Officer)        -------
   Lonnie J. Stout II


/s/R. Gregory Lewis                      Vice President and Chief Financial Officer          3/27/01
------------------------------------       (Principal Financial Officer)                     -------
   R. Gregory Lewis


/s/Mark A. Parkey                        Vice President and Controller                       3/27/01
------------------------------------       (Principal Accounting Officer)                    -------
   Mark A. Parkey


/s/E. Townes Duncan                      Director                                            3/27/01
------------------------------------                                                         -------
   E. Townes Duncan


/s/Garland G. Fritts                     Director                                            3/27/01
------------------------------------                                                         -------
   Garland G. Fritts


/s/J. Bradbury Reed                      Director                                            3/27/01
------------------------------------                                                         -------
   J. Bradbury Reed

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(A)(2), (C) AND (D)

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

             COL. A                                    COL. B                    COL. C                   COL. D           COL. E
----------------------------------------------       -----------      -----------------------------      ----------      ----------
                                                                               Additions

                                                     Balance at       Charged to       Charged to                         Balance
                                                      Beginning       Costs and      Other Accounts      Deductions-       at End
           Description                                of Period        Expenses         Describe           Describe      of Period
----------------------------------------------       -----------      ----------     --------------      ----------      ----------
Year ended December 31, 2000:
   Valuation allowance for deferred tax assets        $4,110,000       $(191,000)          $0                 $0         $3,919,000

Year ended January 2, 2000:
   Valuation allowance for deferred tax assets        $4,395,000       $(285,000)          $0                 $0         $4,110,000

Year ended January 3, 1999:
   Valuation allowance for deferred tax assets        $3,865,000       $ 530,000           $0                 $0         $4,395,000

                           J. ALEXANDER'S CORPORATION

                                  EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K           Description
----------------         -----------
     (10)(u)             Amended and Restated Secured Promissory Note dated
                         November 30, 2000 from the J. Alexander's Corporation
                         Employee Stock Ownership Trust to Registrant

     (21)                List of subsidiaries of Registrant.

     (23)                Consent of Ernst & Young LLP, independent auditors