Form 10-Q
period 2001-04-01
ALEXANDERS J CORP
filed 2001-05-16
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended         April 1, 2001
                          ------------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from                     to
                                -------------------    -------------------

Commission file number               1-8766
                       ---------------------------------------------------------

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

       Common Stock Outstanding - 6,859,316 shares at May 15, 2001.


Page 1 of 15 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                     APRIL 1          December 31
                                                                                       2001               2000
                                                                                     --------         -----------
                                                                                    (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..............................................          $    827           $  1,057
   Accounts and notes receivable, including current portion of
     direct financing leases ..............................................                83                112
   Inventories ............................................................               669                741
   Prepaid expenses and other current assets ..............................               713                592
                                                                                     --------           --------
   TOTAL CURRENT ASSETS ...................................................             2,292              2,502

OTHER ASSETS ..............................................................               904                836

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $19,468 and $18,414 at
   April 1, 2001, and December 31, 2000, respectively .....................            63,325             62,590

DEFERRED CHARGES, less amortization .......................................               423                442
                                                                                     --------           --------

                                                                                     $ 66,944           $ 66,370
                                                                                     ========           ========

                                                                                     APRIL 1          December 31
                                                                                       2001               2000
                                                                                     --------         -----------
                                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .......................................................          $  2,542           $  2,825
   Accrued expenses and other current liabilities .........................             3,850              3,346
   Unearned revenue .......................................................             1,538              1,961
   Current portion of long-term debt and obligations under
     capital leases .......................................................             2,289              1,993
                                                                                     --------           --------
     TOTAL CURRENT LIABILITIES ............................................            10,219             10,125

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current ...........................            16,615             16,771

OTHER LONG-TERM LIABILITIES ...............................................             1,685              1,473

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,859,316 and 6,851,816 shares at
     April 1, 2001, and December 31, 2000, respectively ...................               344                343
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued ...............................................................                --                 --
   Additional paid-in capital .............................................            34,875             34,867
   Retained earnings ......................................................             4,838              4,421
                                                                                     --------           --------
                                                                                       40,057             39,631

   Note receivable - Employee Stock Ownership Plan ........................              (688)              (686)
   Employee receivables - 1999 Loan Program ...............................              (944)              (944)
                                                                                     --------           --------
     TOTAL STOCKHOLDERS' EQUITY ...........................................            38,425             38,001
                                                                                     --------           --------

                                                                                     $ 66,944           $ 66,370
                                                                                     ========           ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            Quarter Ended
                                                                                     ---------------------------
                                                                                      APRIL 1            April 2
                                                                                       2001               2000
                                                                                     --------           --------
Net sales .................................................................          $ 23,012           $ 22,208

Costs and expenses:
   Cost of sales ..........................................................             7,423              6,939
   Restaurant labor and related costs .....................................             7,471              7,253
   Depreciation and amortization of restaurant property and
     equipment ............................................................             1,049                966
   Other operating expenses ...............................................             4,081              3,837
                                                                                     --------           --------
     Total restaurant operating expenses ..................................            20,024             18,995

General and administrative expenses .......................................             1,854              2,071
Pre-opening expense .......................................................                 2                 59
                                                                                     --------           --------
Operating income ..........................................................             1,132              1,083
Other income (expense):
   Interest expense, net ..................................................              (361)              (381)
   Other, net .............................................................               (19)                (1)
                                                                                     --------           --------
     Total other expense ..................................................              (380)              (382)
                                                                                     --------           --------

Income before income taxes ................................................               752                701
Income tax provision ......................................................              (335)              (196)
                                                                                     --------           --------
Net income ................................................................          $    417           $    505
                                                                                     ========           ========

Basic earnings per share ..................................................          $    .06           $    .07
                                                                                     ========           ========

Diluted earnings per share ................................................          $    .06           $    .07
                                                                                     ========           ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                                         Three Months Ended
                                                                                     ---------------------------
                                                                                      APRIL 1            April 2
                                                                                       2001               2000
                                                                                     --------           --------
Net cash provided by operating activities .................................          $  1,527           $  1,894

Net cash used by investing activities:
   Purchase of property and equipment .....................................            (1,840)            (1,302)
   Other investing activities .............................................               (64)               (68)
                                                                                     --------           --------
                                                                                       (1,904)            (1,370)

Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases ..................               (59)              (979)
   Proceeds under bank line of credit agreement ...........................             9,130              6,982
   Payments under bank line of credit agreement ...........................            (8,931)            (6,314)
   Purchase of stock for 1999 Loan Program ................................                --               (517)
   Sale of stock and exercise of stock options ............................                 7                 26
                                                                                     --------           --------
                                                                                          147               (802)

Decrease in cash and cash equivalents .....................................              (230)              (278)

Cash and cash equivalents at beginning of period ..........................             1,057                933
                                                                                     --------           --------

Cash and cash equivalents at end of period ................................          $    827           $    655
                                                                                     ========           ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2001 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                                                    Quarter Ended
                                                                                     ---------------------------
                                                                                      APRIL 1            April 2
                                                                                       2001               2000
                                                                                     --------           --------
NUMERATOR:
Net income (numerator for basic earnings per share) .......................          $    417           $    505
Effect of dilutive securities .............................................                --                 --
                                                                                     --------           --------
Net income after assumed conversions (numerator for diluted earnings
   per share) .............................................................          $    417           $    505
                                                                                     ========           ========

DENOMINATOR:
Weighted average shares (denominator for basic earnings per share) ........             6,858              6,828
Effect of dilutive securities:
     Employee stock options ...............................................                 5                147
                                                                                     --------           --------
Adjusted weighted average shares and assumed conversions
   (denominator for diluted earnings per share) ...........................             6,863              6,975
                                                                                     ========           ========

Basic earnings per share ..................................................          $    .06           $    .07
                                                                                     ========           ========
Diluted earnings per share ................................................          $    .06           $    .07
                                                                                     ========           ========

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended April 1, 2001, options to purchase 575,000 shares of common stock at prices ranging from $2.75 to $11.69 were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the quarter ended April 2, 2000, a total of 219,000 such options were excluded, at exercise prices ranging from $3.81 to $11.69.

NOTE C -- CONTINGENCIES

Item 1. On April 16, 2001, the United States District Court for the Western District of Texas, San Antonio Division, dismissed without prejudice a lawsuit which was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. This action was taken by the Court upon being notified that the Company's insurance carrier had reached an agreement in principle to settle the case with the plaintiffs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

                                                                                              Quarter Ended
                                                                                     --------------------------------
                                                                                       APRIL 1               April 2
                                                                                        2001                  2000
                                                                                     ----------            ----------
Net sales .................................................................               100.0%                100.0%
Costs and expenses:
     Cost of sales ........................................................                32.3                  31.2
     Restaurant labor and related costs ...................................                32.5                  32.7
     Depreciation and amortization of restaurant property and
         equipment ........................................................                 4.6                   4.3
     Other operating expenses .............................................                17.7                  17.3
                                                                                     ----------            ----------
         Total restaurant operating expenses ..............................                87.0                  85.5

General and administrative expenses .......................................                 8.1                   9.3
Pre-opening expense .......................................................                  --                   0.3
                                                                                     ----------            ----------
Operating income ..........................................................                 4.9                   4.9
Other income (expense):
     Interest expense, net ................................................                (1.6)                 (1.7)
     Other, net ...........................................................                  --                    --
                                                                                     ----------            ----------
         Total other income (expense) .....................................                (1.6)                 (1.7)

Income before income taxes ................................................                 3.3                   3.2
Income tax provision ......................................................                (1.5)                 (0.9)
                                                                                     ----------            ----------
Net income ................................................................                 1.8%                  2.3%
                                                                                     ==========            ==========

Restaurants open at end of period .........................................                  22                    21

Weighted average weekly sales per restaurant:
     All restaurants ......................................................          $   80,500            $   81,300
     Same store restaurants ...............................................          $   80,600            $   81,300

NET SALES

         Net sales increased by $804,000, or 3.6%, to $23,012,000 during the first quarter of 2001 from $22,208,000 during the same period of 2000. This increase was attributable to the opening of one new restaurant during the third quarter of 2000, as same store sales - which include comparable results for all restaurants open for more than 12 months - decreased 0.9% to $80,600 per week during the first quarter of 2001 on a base of 21 restaurants. Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.26 for the first quarter of 2001, representing a decrease of 2.4% compared to $15.64 in the corresponding quarter of 2000. Menu prices for the first quarter of 2001 decreased by an estimated 0.2% compared to the same period in 2000. The Company estimates that guest counts on a same store basis increased by 0.1% in the first quarter of 2001 compared to the corresponding period of 2000.

         Near the end of the third quarter of 1999, in order to increase sales and improve profitability, the Company repositioned its menu to place more emphasis on its premium menu offerings and daily feature items, while de-emphasizing certain lower priced menu items. As a result of these changes and a number of other guest service improvement initiatives begun in 1997, same store sales increased significantly, growing by 8.6% in the fourth quarter of 1999 and 9.3% in the first quarter of 2000. As the 2000 year progressed, the growth in same store sales decreased on a comparative basis, with same store sales declining in the fourth quarter of 2000 and, as noted above, during the first quarter of 2001. Guest counts were also down on a same store basis for the last three quarters of 2000. The guest count and sales declines were more significant in the Company's small and mid-market locations (those with populations of less than 1.5 million people), where same store sales for fiscal 2000 were flat as compared to a same store sales increase of 7.5% in larger markets. Management believes that increases in check averages resulting from the menu changes made in late 1999 proved to be excessive for the size and economic characteristics of the small and mid-market locations. Beginning in the fourth quarter of 2000 the Company revised its menus and feature programs in certain of the restaurants in these markets in order to reduce guest check averages and improve guest count trends. Guest counts for the Company were up slightly for the first quarter of 2001.

         Because sales issues in the Company's small and mid markets are expected to persist through the second quarter, and because of continued concerns about the impact a slowing economy could have on the Company's business and the effect of an expected higher income tax rate, bottom line performance for the first half of 2001 will likely be lower than last year's results. Management currently expects that situation to improve at some point in the last half of the year; however any improvement will depend upon increasing same store sales, particularly in the Company's small and mid market restaurants.

COSTS AND EXPENSES

         Total restaurant operating expenses increased to 87.0% of sales in the first quarter of 2001 compared to 85.5% in the corresponding period of 2000, as the impact of decreased same store sales, combined with higher input costs associated with certain items, more than offset efficiencies realized in the area of labor and related costs. The Company has experienced increased costs associated with utilities (primarily natural gas), property and liability insurance premiums, and beef, pork and poultry purchases during the first quarter of 2001 as compared to the same period in 2000.

         Management believes that continuing to increase sales volumes in the Company's restaurants is a significant factor in continuing to improve the Company's profitability. Beginning in 1998, the Company lowered its new restaurant development plans to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. Also, in 1997 the Company established criteria for its new locations targeting areas with higher population densities and higher household incomes than certain of its previous locations. The West Bloomfield, Michigan restaurant opened in late 1999 and the Cincinnati, Ohio restaurant opened in mid-2000 are the first restaurants to be opened under these more stringent criteria, and management believes that the change in development criteria, together with continuing emphasis on increasing sales and profits - particularly in its restaurants not located in higher income and/or higher population density markets - will continue to have a positive impact on the Company's sales and financial performance.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.1% of sales for the first quarter of 2001 compared to 9.3% for the same period of 2000, primarily due to efficiencies achieved in the training and relocation of management personnel. Management expects general and administrative expenses for fiscal 2001 to approximate, as a percent of sales, the totals experienced in the quarter ended April 1, 2001.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. Pre-opening expense of $2,000 was incurred during the first quarter of 2001 related to the opening of the Company's next restaurant, which is planned to open in Boca Raton, Florida during the fourth quarter of 2001. Additional pre-opening costs will be recorded in connection with this restaurant, as well as the Company's 24th restaurant, during the remaining three quarters of fiscal 2001. During the first quarter of 2000, the Company recorded $59,000 of expense related to the Cincinnati restaurant which opened July 31, 2000.

OTHER INCOME (EXPENSE)

         Net interest expense decreased by $20,000 during the first quarter of 2001. This decrease reflects reduced balances associated with the Company's convertible subordinated debentures and lower interest rates on the Company's line of credit, which more than offset an increase in the average principal balance outstanding under the line during the first quarter of 2001.

         Other expense increased by $18,000 during the first quarter of 2001 compared to the same period of 2000, primarily due to a reduction in gains, which offset other expense, recognized during the 2001 quarter on open market purchases by the Company of its convertible debentures.

INCOME TAXES

          The Company was subject to alternative minimum tax (AMT) during 2000 and is projected to be in a similar position for 2001. For the first quarter of 2001, the Company recorded a provision of $335,000 relative to state and federal taxes, reflecting an estimated effective annual tax rate of 45%. This amount differed from the federal statutory rate of 34% primarily due to the effect of nondeductible expenses, state income taxes and an increase in the valuation allowance, offset by the benefit of FICA tip credits which are expected to be generated throughout fiscal 2001.

         A similar calculation was performed at the end of the first quarter for fiscal 2000, at which time the Company recorded a tax provision of $196,000, reflecting an effective rate of 28%, based on anticipated earnings for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $1,527,000 and $1,894,000 during the first quarters of 2001 and 2000, respectively. Cash and cash equivalents decreased from $1,057,000 at year end 2000 to $827,000 at April 1, 2001.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement due June 1 of $1,875,000 in connection with its outstanding Convertible Subordinated Debentures. At April 1, 2001, $612,000 of the 2001 obligation had been met through the purchase of bonds in the open market. The Company has met its recent capital needs and maintained liquidity primarily by use of cash flow from operations and use of its bank line of credit.

         For 2001, the Company plans to construct and open two restaurants, one of which will be on leased land with the other to be on purchased property. Management estimates that the cost to build these restaurants and for capital maintenance for existing restaurants will be approximately $8.5 million for 2001. In addition, the Company may incur capital expenditures for the purchase of property and/or construction of restaurants for locations to be opened in fiscal 2002. Any such expenditures are dependent upon the timing and success of management's efforts to locate acceptable sites and are not expected to exceed $2 million in 2001.

         While a working capital deficit of $7,927,000 existed as of April 1, 2001, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At April 1, 2001, borrowings outstanding under this line of credit were $9,464,000. In March of 2000, the term of the line of credit was extended by one year through July 1, 2001. The amended line of credit agreement contains covenants which require the Company to achieve specified results of operations and specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at April 1, 2001 and, based on a current assessment of its business, believes it will continue to comply with these covenants through July 1, 2001. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The line of credit includes an option to convert outstanding borrowings to a term loan prior to July 1, 2001. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within three months of April 1, 2001, $1,014,000, representing nine months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the April 1, 2001 balance sheet. Management has requested an extension of the existing line of credit, and believes that such an extension, or other suitable financing arrangement, will be available to meet the Company's financing needs.

FORWARD-LOOKING STATEMENTS

         Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, financing plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company's ability to increase sales in certain of its restaurants, particularly its newer restaurants; the Company's ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; changes in consumer tastes; and government regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the disclosures set forth in
Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1. On April 16, 2001, the United States District Court for the Western District of Texas, San Antonio Division, dismissed without prejudice a lawsuit which was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. This action was taken by the Court upon being notified that the Company's insurance carrier had reached an agreement in principle to settle the case with the plaintiffs.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  None

         (b) No reports on Form 8-K were filed for the quarter ended April 1, 2001.

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



Date: May 15, 2001

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit No.                                                                        Page No.
-----------                                                                        --------
   None.