Form 10-Q
period 2001-07-01
ALEXANDERS J CORP
filed 2001-08-15
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 1, 2001
                           -----------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to                       .
                               ______________________    ______________________

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

       Common Stock Outstanding - 6,849,091 shares at August 14, 2001.


Page 1 of 16 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                             JULY 1     December 31
                                                                              2001          2000
                                                                            --------    -----------
                                                                          (Unaudited)

                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents .........................................      $    791      $  1,057
   Accounts and notes receivable, including current portion of
     direct financing leases .........................................            81           112
   Inventories .......................................................           731           741
   Prepaid expenses and other current assets .........................           866           592
                                                                            --------      --------
   TOTAL CURRENT ASSETS ..............................................         2,469         2,502

OTHER ASSETS .........................................................           897           836

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $20,449 and $18,414 at
   July 1, 2001, and December 31, 2000, respectively .................        64,601        62,590

DEFERRED CHARGES, less amortization ..................................           475           442
                                                                            --------      --------

                                                                            $ 68,442      $ 66,370
                                                                            ========      ========

                                                                                  JULY 1      December 31
                                                                                   2001          2000
                                                                                 --------     -----------
                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .......................................................      $  3,357      $  2,825
   Accrued expenses and other current liabilities .........................         3,586         3,346
   Unearned revenue .......................................................         1,519         1,961
   Current portion of long-term debt and obligations under
     capital leases .......................................................         1,888         1,993
                                                                                 --------      --------
     TOTAL CURRENT LIABILITIES ............................................        10,350        10,125

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current ...........................        18,106        16,771

OTHER LONG-TERM LIABILITIES ...............................................         1,740         1,473

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,849,091 and 6,851,816 shares at
     July 1, 2001, and December 31, 2000, respectively ....................           343           343
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued ...............................................................            --            --
   Additional paid-in capital .............................................        34,850        34,867
   Retained earnings ......................................................         4,655         4,421
                                                                                 --------      --------
                                                                                   39,848        39,631

   Note receivable - Employee Stock Ownership Plan ........................          (688)         (686)
   Employee notes receivable - 1999 Loan Program ..........................          (914)         (944)
                                                                                 --------      --------
     TOTAL STOCKHOLDERS' EQUITY ...........................................        38,246        38,001
                                                                                 --------      --------

                                                                                 $ 68,442      $ 66,370
                                                                                 ========      ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Six Months Ended             Quarter Ended
                                                   ----------------------      ----------------------
                                                    JULY 1        July 2        JULY 1        July 2
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------

Net sales ...................................      $ 44,888      $ 43,449      $ 21,876      $ 21,241

Costs and expenses:
   Cost of sales ............................        14,612        13,648         7,189         6,709
   Restaurant labor and related costs .......        14,886        14,464         7,415         7,211
   Depreciation and amortization of
     restaurant property and equipment ......         2,093         1,957         1,044           991
   Other operating expenses .................         8,161         7,651         4,080         3,814
                                                   --------      --------      --------      --------
     Total restaurant operating expenses ....        39,752        37,720        19,728        18,725

General and administrative expenses .........         3,435         3,936         1,581         1,865
Pre-opening expense .........................           105           175           103           116
                                                   --------      --------      --------      --------
Operating income ............................         1,596         1,618           464           535
Other income (expense):
   Interest expense .........................          (675)         (756)         (314)         (375)
   Gain on purchase of debentures ...........             7            29            --            --
   Other, net ...............................           (59)          (38)          (33)           (8)
                                                   --------      --------      --------      --------
     Total other expense ....................          (727)         (765)         (347)         (383)
                                                   --------      --------      --------      --------

Income before income taxes ..................           869           853           117           152
Income tax provision ........................          (635)         (238)         (300)          (42)
                                                   --------      --------      --------      --------
Net income (loss) ...........................      $    234      $    615      $   (183)     $    110
                                                   ========      ========      ========      ========

Basic earnings (loss) per share .............      $    .03      $    .09      $   (.03)     $    .02
                                                   ========      ========      ========      ========

Diluted earnings (loss) per share ...........      $    .03      $    .09      $   (.03)     $    .02
                                                   ========      ========      ========      ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                      Six Months Ended
                                                                   ----------------------
                                                                    JULY 1        July 2
                                                                     2001          2000
                                                                   --------      --------

Net cash provided by operating activities ...................      $  2,189      $  2,437

Net cash used by investing activities:
   Purchase of property and equipment .......................        (3,635)       (3,520)
   Other investing activities ...............................           (61)          (66)
                                                                   --------      --------
                                                                     (3,696)       (3,586)

Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases ....        (1,324)         (985)
   Proceeds under bank line of credit agreement .............        20,758        16,818
   Payments under bank line of credit agreement .............       (18,204)      (14,353)
   Purchase of stock for 1999 Loan Program ..................            --          (514)
   Sale of stock and exercise of stock options ..............            --            26
   Other financing activities ...............................            11            --
                                                                   --------      --------
                                                                      1,241           992

Decrease in cash and cash equivalents .......................          (266)         (157)

Cash and cash equivalents at beginning of period ............         1,057           933
                                                                   --------      --------

Cash and cash equivalents at end of period ..................      $    791      $    776
                                                                   ========      ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2001 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                      Six Months Ended          Quarter Ended
                                                             ------------------      --------------------
                                                             JULY 1      July 2       JULY 1       July 2
                                                              2001        2000         2001         2000
                                                             ------      ------      --------      ------

NUMERATOR:
Net income (loss) (numerator for basic earnings
     per share) .......................................      $  234      $  615      $   (183)     $  110
Effect of dilutive securities .........................          --          --            --          --
                                                             ------      ------      --------      ------
Net income (loss) after assumed conversions
     (numerator for diluted earnings per share) .......      $  234      $  615      $   (183)     $  110
                                                             ======      ======      ========      ======

DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) ..............................       6,857       6,840         6,857       6,852
Effect of dilutive securities:
     Employee stock options ...........................           3         172            --         197
                                                             ------      ------      --------      ------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) .......................................       6,860       7,012         6,857       7,049
                                                             ======      ======      ========      ======

Basic earnings (loss) per share .......................      $  .03      $  .09      $   (.03)     $  .02
                                                             ======      ======      ========      ======
Diluted earnings (loss) per share .....................      $  .03      $  .09      $   (.03)     $  .02
                                                             ======      ======      ========      ======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended July 2, 2000, options to purchase 214,000 shares of common stock at prices ranging from $4.97 to $11.69 were excluded from the computation of diluted earnings per share due to their antidilutive effect. Due to the net loss during the second quarter of 2001, all outstanding options were excluded from the computation of diluted earnings per share.

         For the six months ended July 1, 2001 and July 2, 2000, respectively, options to purchase 704,000 and 217,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $2.25 to $11.69 (2001) and $3.81 to $11.69 (2000).

NOTE C - LONG-TERM DEBT

         The Company maintains an unsecured bank line of credit for up to $20 million of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $11,819,000 at July 1, 2001. The Company and its bank lender recently agreed to extend the maturity of the line of credit to July 1, 2002. The amended credit agreement contains covenants that require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. It also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is based on LIBOR plus two to three percent, depending on certain financial ratios achieved by the Company. The line of credit includes an option to convert outstanding borrowings to a term loan, payable in 84 equal monthly installments of principal, prior to July 1, 2002.

NOTE D - INCOME TAXES

         The Company was subject to Federal Alternative Minimum Tax (AMT) during 2000 and is projected to be in a similar position for 2001. For the first six months of 2001, the Company recorded a provision of $635,000 relative to state and federal taxes, reflecting an estimated effective annual tax rate of 73%.

         The estimated effective annual tax rate of 73% is inordinately high because of the effect of the application of the AMT rate to the Company's pre-tax accounting income after adding back certain tax preference items - principally AMT depreciation - and certain permanent book versus tax differences. And while an AMT credit carryforward is expected to be generated during 2001, its benefit is not reflected in the Company's current year tax provision because the Company is currently providing a 100% valuation allowance against its deferred tax assets.

These factors have a pronounced effect given management's expectation that the Company will be only modestly profitable for 2001. The benefit of certain tax credit carryforwards which would otherwise be available to the Company is essentially deferred as a result of the application of the statutory provisions of AMT.

         For the six months ended July 2, 2000, the Company recorded a tax provision of $238,000, reflecting an estimated effective annual tax rate of 28%. These estimates were revised as the year progressed. The Company's final tax rate for 2000 was 46%.

NOTE E - CONTINGENCIES

         On June 19, 2001, the United States District Court for the Western District of Texas, San Antonio Division, dismissed with prejudice a lawsuit which was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. This action was taken by the Court in response to a settlement agreement entered into by the Company's insurance carrier on behalf of the Company and the plaintiffs effective June 1, 2001.

NOTE F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is not expected to have a material impact on the Company's net income or earnings per share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                           Six Months Ended             Quarter Ended
                                                        ----------------------      ----------------------
                                                         JULY 1        July 2        JULY 1        July 2
                                                          2001          2000          2001          2000
                                                        --------      --------      --------      --------

Net sales ........................................         100.0%        100.0%        100.0%        100.0%
Costs and expenses:
     Cost of sales ...............................          32.6          31.4          32.9          31.6
     Restaurant labor and related costs ..........          33.2          33.3          33.9          33.9
     Depreciation and amortization of
         restaurant property and equipment .......           4.7           4.5           4.8           4.7
     Other operating expenses ....................          18.2          17.6          18.7          18.0
                                                        --------      --------      --------      --------
         Total restaurant operating expenses .....          88.6          86.8          90.2          88.2

General and administrative expenses ..............           7.7           9.1           7.2           8.8
Pre-opening expense ..............................           0.2           0.4           0.5           0.5
                                                        --------      --------      --------      --------
Operating income .................................           3.6           3.7           2.1           2.5
Other income (expense):
     Interest expense ............................          (1.5)         (1.7)         (1.4)         (1.8)
     Other, net ..................................          (0.1)           --          (0.2)           --
                                                        --------      --------      --------      --------
         Total other expense .....................          (1.6)         (1.8)         (1.6)         (1.8)
                                                        --------      --------      --------      --------

Income before income taxes .......................           1.9           2.0           0.5           0.7
Income tax provision .............................          (1.4)         (0.5)         (1.4)         (0.2)
                                                        --------      --------      --------      --------
Net income (loss) ................................           0.5%          1.4%         (0.8)%         0.5%
                                                        ========      ========      ========      ========

Restaurants open at end of period ................            22            21

Weighted average weekly sales per restaurant:
     All restaurants .............................      $ 78,500      $ 79,600      $ 76,500      $ 77,800
     Same store restaurants ......................      $ 78,700      $ 79,600      $ 76,700      $ 77,800

NET SALES

         Net sales increased $1,439,000, or 3.3%, and $635,000, or 3.0%, for the first six months and second quarter of 2001, respectively, as compared to the same periods of 2000. These increases were due to the opening of one new restaurant during the third quarter of 2000, as same store sales - which include comparable sales for the 21 restaurants open for more than 12 months - decreased 1.1% and 1.4% to $78,700 and $76,700 per week during the first six months and second quarter of 2001, respectively. To conform with the more commonly used method of computing same store sales, the Company will adopt effective with the third quarter the industry standard of only including restaurants that have been open for at least 18 months for same store sales comparisons, rather that the Company's current basis of 12 months. Based upon this new methodology, the Company's same store sales decrease remained the same as under the 12 month method for both the first half and second quarter of 2001.

         Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.16 and $15.06 for the first six months and second quarter of 2001, respectively, representing decreases of 3.4% and 4.3%, respectively, from the corresponding periods of 2000. Menu prices for the first six months and second quarter of 2001 decreased by an estimated 0.7% and 1.2%, respectively, compared to the same periods in the prior year. The Company estimates that customer traffic (guest counts) on a same store basis increased by 1.0% and 1.9% for the first six months and second quarter of 2001, respectively, as compared to the same periods of 2000.

         Management believes that increases in check averages resulting from certain menu changes made in late 1999 proved to be excessive for the size and economic characteristics of its small and mid-market locations (those with less than 1.5 million people) and contributed to guest count declines experienced by the Company during the last three quarters of 2000. Beginning in the fourth quarter of 2000 the Company revised its menus and feature programs in certain of the restaurants in these markets in order to reduce guest check averages and improve guest count trends. As noted above, both of these objectives were accomplished during the first half of 2001; however, the increased guest count trends were not sufficient to offset the reduced check averages, resulting in the decline in same store sales for the first six months and second quarter. The Company experienced positive same store sales for both June and July as well as increased customer traffic on a same store basis in each of the past 17 weeks as compared to the same weeks in the prior year.

         Management is currently initiating modest price increases on selected menu items in an effort to improve sales and profitability and anticipates these changes will positively impact sales performance during the last half of 2001. Management believes, however, that the impact of a slowing economy, external pricing pressures for selected food items, expected increases in the cost of utilities and property and casualty insurance, costs associated with the opening of two new restaurants, and the effect of an expected higher income tax rate will continue to restrain the Company's financial performance for the last half of 2001.

COSTS AND EXPENSES

         Total restaurant operating expenses increased to 88.6% and 90.2% of sales during the first six months and second quarter of 2001, respectively, compared to 86.8% and 88.2% in the corresponding periods of 2000, as the impact of lower same store sales, combined with higher costs of beef, pork and poultry along with increased utility costs (primarily natural gas), more than offset efficiencies realized in the area of labor and related costs during the first six months and second quarter of 2001 as compared to the same periods in 2000. The Company contracts annually for its beef purchases which represented approximately 30% of its cost of sales for the first half of 2001. Current year contract prices, which became effective in March, increased to the highest levels in the Company's history, with the increases representing approximately one-half of the increase in the cost of sales percentage for the second quarter of 2001.

         Management believes that continuing to increase sales volumes in the Company's restaurants is a significant factor in continuing to improve the Company's profitability and intends to maintain a low new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. Also, the Company's criteria for new restaurant locations target areas with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company's investments in new restaurants.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 7.7% and 7.2% of sales for the first six months and second quarter of 2001, respectively, compared to 9.1% and 8.8% for the same periods of 2000. These decreases were primarily due to lower costs for training and relocation of management personnel combined with the absence of a bonus accrual for the corporate management staff at July 1, 2001. Management expects training and relocation costs along with group insurance expense to increase somewhat during the last half of 2001, but estimates that general and administrative expenses for fiscal 2001, as a percent of sales, will be below the level of 8.2% experienced for 2000.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. Pre-opening expense of $105,000 was incurred during the first six months of 2001 related to the opening of the Company's next restaurant which is planned to open during the third quarter of 2001. Additional pre-opening costs will be recorded during the last half of fiscal 2001 in connection with this restaurant, as well as with another new restaurant which is expected to open in late 2001. During the first six months of 2000, the Company recorded $175,000 of expense related to a new restaurant which opened July 31, 2000.

OTHER INCOME (EXPENSE)

         Net interest expense decreased by $81,000 and $61,000 during the first six months and second quarter of 2001 compared to the same periods in 2000. These decreases reflect reduced balances associated with the Company's convertible subordinated debentures and lower interest rates on the Company's line of credit, which more than offset an increase in the average principal balance outstanding under the line during the first six months of 2001.

INCOME TAXES

          The Company was subject to Federal Alternative Minimum Tax (AMT) during 2000 and is projected to be in a similar position for 2001. For the first six months of 2001, the Company recorded a provision of $635,000 relative to state and federal taxes, reflecting an estimated effective annual tax rate of 73%.

         The estimated effective annual tax rate of 73% is inordinately high because of the effect of the application of the AMT rate to the Company's pre-tax accounting income after adding back certain tax preference items - principally AMT depreciation - and certain permanent book versus tax differences. And while an AMT credit carryforward is expected to be generated during 2001, its benefit is not reflected in the Company's current year tax provision because the Company is currently providing a 100% valuation allowance against its deferred tax assets. These factors have a pronounced effect given management's expectation that the Company will be only modestly profitable for 2001. The benefit of certain tax credit carryforwards which would otherwise be available to the Company is essentially deferred as a result of the application of the statutory provisions of AMT.

         For the six months ended July 2, 2000, the Company recorded a tax provision of $238,000, reflecting an estimated effective annual tax rate of 28%. These estimates were revised as the year progressed. The Company's final tax rate for 2000 was 46%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $2,189,000 and $2,437,000 during the first six months of 2001 and 2000, respectively. Cash and cash equivalents decreased from $1,057,000 at year end 2000 to $791,000 at July 1, 2001.

         The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement, due annually on June 1, in connection with its outstanding Convertible Subordinated Debentures and may make purchases of up to $1 million of its common stock under a repurchase program authorized by the Company's Board of Directors. The Company has met its recent capital needs and maintained liquidity primarily by use of cash flow from operations and use of its bank line of credit.

         For 2001, the Company plans to open two restaurants, one of which will be on leased land and the other on purchased property. Management estimates that the cost to build these restaurants and for capital maintenance for existing restaurants will be approximately $9 million for 2001. In addition, the Company may incur capital expenditures in 2001 for the purchase of property and commencement of construction of a restaurant to be opened in fiscal 2002. Any such expenditures are dependent upon the timing and success of seller's efforts to satisfy the conditions of closing for property currently under contract for sale to the Company and are not expected to exceed $2 million in 2001.

         While a working capital deficit of $7,881,000 existed at July 1, 2001, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At July 1, 2001, borrowings outstanding under this line of credit were $11,819,000. The amended line of credit agreement contains covenants that require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at July 1, 2001 and, based on a current assessment of its business, believes it will meet these covenants through July 1, 2002. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The Company and its bank lender recently agreed to extend the maturity of the line of credit to July 1, 2002. The line of credit includes an option to convert outstanding borrowings to a term loan, payable in 84 equal monthly installments of principal, prior to July 1, 2002. Management believes its existing credit facility will be adequate to meet its financing needs through the maturity date of the line of credit, but is currently exploring the availability of long term financing which would reduce or eliminate the current line of credit as well as provide for payment of the balance of its convertible debentures which mature in 2003.

FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company's ability to increase sales in certain of its restaurants; the Company's ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; the terms of financing arrangements; changes in consumer tastes; and government regulations. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the disclosures set forth in
Item 7a of the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1. On June 19, 2001, the United States District Court for the Western District of Texas, San Antonio Division, dismissed with prejudice a lawsuit which was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. This action was taken by the Court in response to a settlement agreement entered into by the Company's insurance carrier on behalf of the Company and the plaintiffs effective June 1, 2001.

Item 4.           Submission of Matters to a Vote of Security Holders

         (a)      Annual meeting held May 15, 2001.

         (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.

         (c) At the Annual Meeting conducted May 15, 2001, the shareholders voted on the election of directors and a proposal to amend the Company's 1994 Employee Stock Incentive Plan to allow for the Board of Directors to grant awards to Non-Employee Directors pursuant to the terms of the plan. A summary of the vote is as follows:

                            Duncan        Fritts          Stout        Reed
                           ---------     ---------      ---------    ---------

                 For       5,901,475     5,861,475      5,862,975    5,855,075
            Withhold
           Authority         567,616       607,616        606,116      614,016

                              Amendment to 1994 Employee Stock Incentive Plan
                              -----------------------------------------------
                 For                            3,947,596
             Against                              677,941
             Abstain                               18,589

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit (10)(a)           Third Amendment to Loan Agreement dated August 14, 2001, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc.
                                            and Bank of America, N.A. (successor to NationsBank of Tennessee,
                                            N.A.).

                  Exhibit (10)(b)           Renewal of Line of Credit Note dated August 14, 2001, by and between
                                            J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank
                                            of America, N.A. (successor to NationsBank of Tennessee, N.A.).

         (b) On May 31, 2001, the Company filed a Form 8-K containing Item 5 describing a press release dated May 23, 2001 (also filed as an exhibit pursuant to Item 7 of Form 8-K) stating that the Company's Board of Directors had authorized the repurchase of up to $1 million worth of shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           J. ALEXANDER'S CORPORATION


                           /s/ Lonnie J. Stout II
                           -----------------------------------------------------
                           Lonnie J. Stout II
                           Chairman, President and Chief Executive Officer (Principal Executive Officer)


                           /s/ R. Gregory Lewis
                           -----------------------------------------------------
                           R. Gregory Lewis
                           Vice-President and Chief Financial Officer
                           (Principal Financial Officer)

Date: August 14, 2001