Form 10-Q
period 2001-09-30
ALEXANDERS J CORP
filed 2001-11-14
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

 For the transition period from                   to                           .
                                -----------------    ---------------------------

Commission file number     1-8766
                       --------------

                           J. ALEXANDER'S CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

           Tennessee                                    62-0854056
     ---------------------                        ---------------------
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

Yes  [X]    No  [ ]

       Common Stock Outstanding - 6,802,585 shares at November 12, 2001.

Page 1 of 15 pages.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                          SEPTEMBER 30   December 31
                                                                              2001          2000
                                                                            --------      --------
                                                                          (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..........................................     $    833      $  1,057
   Accounts and notes receivable, including current portion of
     direct financing leases ..........................................          135           112
   Inventories ........................................................          741           741
   Prepaid expenses and other current assets ..........................          522           592
                                                                            --------      --------
   TOTAL CURRENT ASSETS ...............................................        2,231         2,502

OTHER ASSETS ..........................................................          894           836

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $21,500 and $18,414 at
   September 30, 2001, and December 31, 2000, respectively ............       65,889        62,590

DEFERRED CHARGES, less amortization ...................................          459           442
                                                                            --------      --------
                                                                            $ 69,473      $ 66,370
                                                                            ========      ========

                                                                          SEPTEMBER 30   December 31
                                                                              2001          2000
                                                                            --------      --------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...................................................     $  3,823      $  2,825
   Accrued expenses and other current liabilities .....................        3,527         3,346
   Unearned revenue ...................................................        1,432         1,961
   Current portion of long-term debt and obligations under
     capital leases ...................................................        2,344         1,993
                                                                            --------      --------
     TOTAL CURRENT LIABILITIES ........................................       11,126        10,125

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .......................       18,609        16,771

OTHER LONG-TERM LIABILITIES ...........................................        1,822         1,473

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,823,985 and 6,851,816 shares at
     September 30, 2001, and December 31, 2000, respectively ..........          342           343
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued ...........................................................           --            --
   Additional paid-in capital .........................................       34,794        34,867
   Retained earnings ..................................................        4,381         4,421
                                                                            --------      --------
                                                                              39,517        39,631

   Note receivable - Employee Stock Ownership Plan ....................         (688)         (686)
   Employee notes receivable - 1999 Loan Program ......................         (913)         (944)
                                                                            --------      --------
     TOTAL STOCKHOLDERS' EQUITY .......................................       37,916        38,001
                                                                            --------      --------
                                                                            $ 69,473      $ 66,370
                                                                            ========      ========






See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Nine Months Ended                 Quarter Ended
                                                  -----------------                 -------------
                                             SEPTEMBER 30     October 1      SEPTEMBER 30      October 1
                                                 2001            2000            2001            2000
                                               --------        --------        --------        --------
Net sales ..............................       $ 67,076        $ 65,070        $ 22,188        $ 21,621

Costs and expenses:
   Cost of sales .......................         21,922          20,647           7,310           6,999
   Restaurant labor and related costs ..         22,493          22,074           7,607           7,610
   Depreciation and amortization of
     restaurant property and equipment .          3,148           2,986           1,055           1,029
   Other operating expenses ............         12,370          11,669           4,209           4,018
                                               --------        --------        --------        --------
     Total restaurant operating expenses         59,933          57,376          20,181          19,656

General and administrative expenses ....          5,380           5,658           1,945           1,722
Pre-opening expense ....................            558             383             453             208
                                               --------        --------        --------        --------
Operating income (loss) ................          1,205           1,653            (391)             35
Other income (expense):
   Interest expense, net ...............           (975)         (1,170)           (300)           (414)
   Gain on purchase of debentures ......              7              29              --              --
   Other, net ..........................            (35)            (47)             24              (9)
                                               --------        --------        --------        --------
     Total other expense ...............         (1,003)         (1,188)           (276)           (423)
                                               --------        --------        --------        --------

Income (loss) before income taxes ......            202             465            (667)           (388)
Income tax (provision) benefit .........           (242)           (172)            393              66
                                               --------        --------        --------        --------
Net income (loss) ......................       $    (40)       $    293        $   (274)       $   (322)
                                               ========        ========        ========        ========
Basic earnings (loss) per share ........       $   (.01)       $    .04        $   (.04)       $   (.05)
                                               ========        ========        ========        ========
Diluted earnings (loss) per share ......       $   (.01)       $    .04        $   (.04)       $   (.05)
                                               ========        ========        ========        ========






See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                 Nine Months Ended
                                                                 -----------------
                                                             SEPTEMBER 30     October 1
                                                                 2001            2000
                                                               --------        --------
Net cash provided by operating activities ..............       $  3,794        $  4,104

Net cash used by investing activities:
   Purchase of property and equipment ..................         (6,107)         (4,294)
   Other investing activities ..........................            (55)            (12)
                                                               --------        --------
                                                                 (6,162)         (4,306)
Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases         (1,327)         (1,045)
   Proceeds under bank line of credit agreement ........         30,345          25,403
   Payments under bank line of credit agreement ........        (26,829)        (23,861)
   Purchase of stock for 1999 Loan Program .............             --            (514)
   Exercise of stock options ...........................             10             137
   Other financing activities ..........................            (55)             --
                                                               --------        --------
                                                                  2,144             120

Decrease in cash and cash equivalents ..................           (224)            (82)

Cash and cash equivalents at beginning of period .......          1,057             933
                                                               --------        --------
Cash and cash equivalents at end of period .............       $    833        $    851
                                                               ========        ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2001 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)             Nine Months Ended     Quarter Ended
                                                     -----------------     -------------
                                                    SEP. 30     Oct. 1   SEP. 30     Oct. 1
                                                      2001       2000      2001       2000
                                                     -------    ------   -------    -------
NUMERATOR:
Net income (loss) (numerator for basic earnings
     per share) ..................................   $   (40)   $  293   $  (274)   $  (322)
Effect of dilutive securities ....................        --        --        --         --
                                                     -------    ------   -------    -------
Net income (loss) after assumed conversions
     (numerator for diluted earnings per share) ..   $   (40)   $  293   $  (274)   $  (322)
                                                     =======    ======   =======    =======
DENOMINATOR:
Weighted average shares (denominator for basic
     earnings per share) .........................     6,853     6,844     6,844      6,852
Effect of dilutive securities:
     Employee stock options ......................        --       162        --         --
                                                     -------    ------   -------    -------
Adjusted weighted average shares and assumed
     conversions (denominator for diluted earnings
     per share) ..................................     6,853     7,006     6,844      6,852
                                                     =======    ======   =======    =======
Basic earnings (loss) per share ..................   $  (.01)   $  .04   $  (.04)   $  (.05)
                                                     =======    ======   =======    =======
Diluted earnings (loss) per share ................   $  (.01)   $  .04   $  (.04)   $  (.05)
                                                     =======    ======   =======    =======

         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. Due to the net losses incurred during the third quarter of both 2001 and 2000, as well as the nine months ended September 30, 2001, all outstanding options were excluded from the computation of diluted earnings per share for these periods.

         For the nine months ended October 1, 2000, options to purchase 221,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $3.81 to $11.69.

NOTE C - LONG-TERM DEBT

         The Company maintains an unsecured bank line of credit for up to $20 million of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $12,781,000 at September 30, 2001. The line of credit agreement, which was amended on August 14, 2001, matures July 1, 2002 and contains covenants that require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. It also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is based on LIBOR plus two to three percent, depending on certain financial ratios achieved by the Company. The line of credit includes an option to convert borrowings outstanding under the line of credit to a term loan prior to July 1, 2002. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within nine months of September 30, 2001, $456,000, representing three months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the September 30, 2001 balance sheet.

NOTE D - INCOME TAXES

         The Company was subject to Federal Alternative Minimum Tax (AMT) during 2000 and is projected to be in a similar position for 2001. For the first nine months of 2001, the Company recorded a provision of $242,000 for state and federal income taxes, reflecting an estimated effective annual tax rate of 120%.

         The estimated effective annual tax rate of 120% is inordinately high because of the effect of the application of the AMT rate to the Company's pre-tax accounting income after adding back certain tax preference items - principally AMT depreciation - and certain permanent book versus tax differences. And while an AMT credit carryforward is expected to be generated during 2001, its benefit is not reflected in the Company's current year tax provision because the Company is currently providing a 100% valuation allowance against its deferred tax assets. These factors have a pronounced effect given management's expectation that the Company will be only modestly profitable for 2001. The benefit of certain tax credit carryforwards which would otherwise be available to the Company is essentially deferred as a result of the application of the statutory provisions of AMT.

         For the nine months ended October 1, 2000, the Company recorded an income tax provision of $172,000, reflecting an estimated effective annual tax rate of 37%. This estimate was revised at the end of the year and the Company's final tax rate for 2000 was 46%.

NOTE E - CONTINGENCIES

         During June of 2001, the United States District Court for the Western District of Texas, San Antonio Division, dismissed with prejudice a lawsuit which was filed against a subsidiary of the Company claiming that it acted in a discriminatory manner by enforcing the Company's policy prohibiting live music when a party of guests sought to bring live music into one of its restaurants. This action was taken by the Court in response to a settlement agreement entered into by the Company's insurance carrier on behalf of the Company and the plaintiffs effective June 1, 2001.

NOTE F - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121. SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

         The FASB also recently issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is not expected to have a material impact on the Company's net income or earnings per share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of December 31, 2001, and the Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                      Nine Months Ended               Quarter Ended
                                                      -----------------               -------------
                                                 SEPTEMBER 30     October 1     SEPTEMBER 30      October 1
                                                     2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
Net sales ...................................         100.0%          100.0%          100.0%          100.0%
Costs and expenses:
     Cost of sales ..........................          32.7            31.7            32.9            32.4
     Restaurant labor and related costs .....          33.5            33.9            34.3            35.2
     Depreciation and amortization of
         restaurant property and equipment ..           4.7             4.6             4.8             4.8
     Other operating expenses ...............          18.4            17.9            19.0            18.6
                                                  ---------       ---------       ---------       ---------
         Total restaurant operating expenses           89.4            88.2            91.0            90.9

General and administrative expenses .........           8.0             8.7             8.8             8.0
Pre-opening expense .........................           0.8             0.6             2.0             1.0
                                                  ---------       ---------       ---------       ---------
Operating income (loss) .....................           1.8             2.5            (1.8)            0.2
Other income (expense):
     Interest expense, net ..................          (1.5)           (1.8)           (1.4)           (1.9)
     Gain on purchase of debentures .........            --              --              --              --
     Other, net .............................          (0.1)           (0.1)            0.1              --
                                                  ---------       ---------       ---------       ---------
         Total other expense ................          (1.5)           (1.8)           (1.2)           (2.0)
                                                  ---------       ---------       ---------       ---------
Income (loss) before income taxes ...........           0.3             0.7            (3.0)           (1.8)
Income tax (provision) benefit ..............          (0.4)           (0.3)            1.8             0.3
                                                  ---------       ---------       ---------       ---------
Net income (loss) ...........................          (0.1)%           0.5%           (1.2)%          (1.5)%
                                                  =========       =========       =========       =========
Restaurants open at end of period ...........            23              22

Weighted average weekly sales per restaurant:
     All restaurants ........................     $  77,800       $  78,600       $  76,500       $  76,700
     Same store restaurants .................     $  77,600       $  78,000       $  76,500       $  75,800

NET SALES

         Net sales increased $2,006,000, or 3.1%, and $567,000, or 2.6%, for the first nine months and third quarter of 2001, respectively, as compared to the same periods of 2000. These increases were primarily due to new restaurant openings in July, 2000 and September, 2001, as same store sales - which include comparable sales for the 21 restaurants open for more than 18 months - decreased by 0.5% to $77,600 per week for the first nine months of 2001 and increased by 0.9% to $76,500 per week for the third quarter of 2001. The method of computing same store sales based on including restaurants open for more than 18 months was adopted effective with the third quarter of 2001. Under the previous method of reporting same store sales, which was based on restaurants open for more than 12 months, the weekly same store sales average decreased by 0.9% and 0.1% for the nine months and third quarter ended September 30, 2001, respectively, compared to the same periods in 2000.

         Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.25 and $15.42 for the first nine months and third quarter of 2001, respectively, representing decreases of 2.6% and 1.2%, respectively, from the corresponding periods of 2000. Menu prices for the first nine months of 2001 decreased an estimated 0.2% compared to the first three quarters of 2000. For the third quarter of 2001, menu prices increased an estimated 0.7% from the same quarter in 2000. The Company estimates that customer traffic (guest counts) on a same store basis increased 1.1% and 1.5% for the first nine months and third quarter of 2001, respectively, compared to the same periods in 2000.

         Management believes that increases in check averages resulting from certain menu changes made in late 1999 proved to be excessive for the size and economic characteristics of its small and mid-market locations (those with less than 1.5 million people) and contributed to guest count declines experienced by the Company during the last three quarters of 2000. Beginning in the fourth quarter of 2000 the Company revised its menus and feature programs in certain of the restaurants in these markets in order to reduce guest check averages and improve guest count trends. As noted above, both of these objectives were accomplished during the first nine months of 2001 and an increase in same store sales was achieved in the third quarter of 2001.

         Management implemented modest price increases during August and October of 2001 on selected menu items in an effort to improve sales and profitability. The August changes positively impacted sales performance during the third quarter of 2001 and same store sales remained positive in October. While management expects both of the recent price increases to continue to favorably impact sales during the fourth quarter, the impact of an uncertain economy, increases in the cost of utilities and property and casualty insurance, costs associated with the opening of a new restaurant, and the effect of the Company's expected higher income tax rate for 2001 are expected to restrain the Company's financial performance for the remainder of the year.

COSTS AND EXPENSES

         Total restaurant operating expenses increased to 89.4% and 91.0% of sales during the first nine months and third quarter of 2001, respectively, compared to 88.2% and 90.9% in the corresponding periods of 2000. The impact of lower same store sales, combined with higher cost of sales - principally related to beef - and increased utility costs (primarily natural gas), more than offset efficiencies realized in the area of labor and related costs during the first nine months of 2001 compared to the same period in 2000. The Company contracts annually for its beef purchases, which total approximately 30% of its cost of sales. Current year contract prices, which became effective in March, increased to the highest levels in the Company's history and are the primary factor driving the increase incurred relative to the Company's cost of sales for the nine months as well as the quarter ended September 30, 2001 as compared to the same periods of 2000. While the same general trends experienced during the first nine months of 2001 were applicable to the quarter ended September 30, 2001, total restaurant operating expenses for the quarter increased only slightly as a percentage of sales largely as a result of the positive effect of the same store sales increase achieved for the quarter.

         Management believes that continuing to increase sales volumes in the Company's restaurants is a significant factor in improving the Company's profitability and intends to maintain a low new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining operational excellence. Also, the Company's criteria for new restaurant locations target areas with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company's investments in new restaurants.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management and training costs and all other costs above the restaurant level, totaled 8.0% and 8.8% of sales for the first nine months and third quarter of 2001, respectively, compared to 8.7% and 8.0% for the same periods of 2000. For the first nine months of 2001, general and administrative expenses decreased due primarily to lower costs for training and relocation of management personnel and the absence of a bonus accrual for the corporate management staff at September 30, 2001. For the quarter ended September 30, 2001, general and administrative expenses were higher than the prior year due primarily to a reduction in the bonus accrual for the corporate management staff recorded during the third quarter of 2000. There was no corresponding adjustment during the third quarter of 2001. Management anticipates that while general and administrative expenses for the fourth quarter of 2001 are expected to be higher than the same period of the prior year, general and administrative expense for fiscal 2001, as a percent of sales, will be below the level of 8.2% experienced for 2000.

PRE-OPENING EXPENSE

         The Company expenses pre-opening costs as incurred. Pre-opening expense of $558,000 and $453,000 associated with new restaurants in Boca Raton, Florida (opened in September of 2001) and Atlanta, Georgia (scheduled to open in December of 2001) was incurred during the first nine months and third quarter of 2001, respectively. Additional pre-opening costs will be recorded during the fourth quarter of 2001 in connection with the Atlanta, Georgia restaurant. Pre-opening expense of $383,000 and $208,000 was incurred during the first nine months and third quarter of 2000, respectively, and related to the one new restaurant opened during 2000.

OTHER INCOME (EXPENSE)

         Net interest expense decreased by $195,000 and $114,000 during the first nine months and third quarter of 2001 compared to the same periods in 2000. These decreases reflect a reduction in the outstanding balance of the Company's convertible subordinated debentures and lower interest rates on the Company's line of credit, which more than offset an increase in the average principal balance outstanding under the line during the first nine months of 2001.

INCOME TAXES

          The Company was subject to Federal Alternative Minimum Tax (AMT) during 2000 and is projected to be in a similar position for 2001. For the first nine months of 2001, the Company recorded a provision of $242,000 for state and federal income taxes, reflecting an estimated effective annual tax rate of 120%.

         The estimated effective annual tax rate of 120% is inordinately high because of the effect of the application of the AMT rate to the Company's pre-tax accounting income after adding back certain tax preference items - principally AMT depreciation - and certain permanent book versus tax differences. And while an AMT credit carryforward is expected to be generated during 2001, its benefit is not reflected in the Company's current year tax provision because the Company is currently providing a 100% valuation allowance against its deferred tax assets. These factors have a pronounced effect given management's expectation that the Company will be only modestly profitable for 2001. The benefit of certain tax credit carryforwards which would otherwise be available to the Company is essentially deferred as a result of the application of the statutory provisions of AMT.

         For the nine months ended October 1, 2000, the Company recorded a tax provision of $172,000, reflecting an estimated effective annual tax rate of 37%. This estimate was revised at the end of the year and the Company's final tax rate for 2000 was 46%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $3,794,000 and $4,104,000 during the first nine months of 2001 and 2000, respectively. Cash and cash equivalents decreased from $1,057,000 at year end 2000 to $833,000 at September 30, 2001.

 The Company's primary need for capital is expected to continue to be capital expenditures for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement, due on June 1, 2002, in connection with its outstanding Convertible Subordinated Debentures and may make purchases of up to $1 million of its common stock under a repurchase program authorized by the Company's Board of Directors. Through November 12, 2001, the Company has repurchased approximately 56,000 shares at a cost of approximately $125,000. The Company has met its recent capital needs and maintained liquidity primarily by use of cash flow from operations and use of its bank line of credit.

         For 2001, the Company plans to open two restaurants. The first, which opened during September, 2001, in Boca Raton, Florida is on leased land while the Atlanta, Georgia location, scheduled to open in December, 2001, is on purchased property. Management estimates that the total cost of these restaurants and for capital maintenance for existing restaurants will be approximately $8.6 million, including approximately $2.1 million during the fourth quarter, for 2001.

         While a working capital deficit of $8,895,000 existed at September 30, 2001, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At September 30, 2001, borrowings outstanding under this line of credit were $12,781,000. The line of credit agreement, which was last amended on August 14, 2001, contains covenants that require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at September 30, 2001 and, based on a current assessment of its business, believes it will meet these covenants through July 1, 2002. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. The amended line of credit agreement matures on July 1, 2002, and includes an option to convert outstanding borrowings to a term loan, payable in 84 equal monthly installments of principal, prior to July 1, 2002. Because the line of credit is scheduled to mature within nine months of September 30, 2001, $456,000, representing three months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the September 30, 2001 balance sheet. Management believes its existing credit facility will be adequate to meet its financing needs through the maturity date of the line of credit, but is currently exploring the availability of long term financing which would reduce or eliminate the current line of credit as well as provide for payment of the balance of its convertible debentures which mature in 2003.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:  None.

        (b) No reports on Form 8-K were filed for the quarter ended September 30, 2001.

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
















Date: November 14, 2001