Form 10-K
period 2001-12-30
ALEXANDERS J CORP
filed 2002-04-01
CIK 103884

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934. For the fiscal year ended December 30, 2001.
                                       or

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

Securities registered pursuant to Section 12(b) of the Act:

                    Title of Class:                      Name of each exchange on which registered:
------------------------------------------------  ---------------------------------------------------
Common stock, par value $.05 per share.                           American Stock Exchange
Series A junior preferred stock purchase rights.                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of March 26, 2002, was $15,397,926, assuming that (i) all shares beneficially held by members of the Company's Board of Directors are shares owned by "affiliates," a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander's Corporation Employee Stock Ownership Plan are shares owned by an "affiliate".

         The number of shares of the Company's Common Stock, $.05 par value, outstanding at March 26, 2002, was 6,779,293.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

         J. Alexander's Corporation (the "Company") was organized in 1971 and operates as a proprietary concept 24 J. Alexander's full-service, casual dining restaurants located in Tennessee, Ohio, Florida, Georgia, Kansas, Alabama, Michigan, Illinois, Colorado, Texas, Kentucky and Louisiana. During 2001, the Company opened two new restaurants in Boca Raton, Florida and Atlanta, Georgia.
J. Alexander's is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

         Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $5.95 to $24.00. The Company estimates that the average check per customer for fiscal 2001, excluding alcoholic beverages, was $15.38.
J. Alexander's net sales during fiscal 2001 were $91.2 million, of which alcoholic beverage sales accounted for approximately 15.2%.

         The Company opened its first J. Alexander's restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997, two restaurants in 1998, one restaurant during each of 1999 and 2000 and two restaurants in 2001. The Company plans to open one
J. Alexander's restaurant during 2002 in Northbrook, Illinois.

         Menu. The J. Alexander's menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company's commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. Midwestern, Corn-fed Choice Beef, aged a minimum of 21 days; and imported Italian pasta, topped with fresh grated parmesan cheese, is used. Emphasis on quality is present throughout the entire J. Alexander's menu. Desserts such as chocolate cake and carrot cake are prepared in-house, and most restaurants bake featured croissants in-house as well.

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

         Restaurant Design and Site Selection. The J. Alexander's restaurants built from 1992 through a portion of 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior of these restaurants typically combines brick, fieldstone and copper with awnings covering the windows and entrance. The restaurants' interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed pipes and an open kitchen immediately adjacent to the reception area. Consistent with the Company's intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the "warehouse" style building described above. The J. Alexander's in Troy, Michigan is located inside the prestigious Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander's features a stucco style exterior and includes a number of other unique design features as the result of being converted from another freestanding restaurant building acquired by the Company. Beginning with the Memphis, Tennessee restaurant opened in December 1996, a number of J. Alexander's restaurants have been built based on a building design intended to provide a high level of curb appeal using exterior craftsman-style architecture with unique natural materials such as stone, stained woods and weathering copper. The Company developed a new building design in conjunction with its entry into the Baton Rouge market during 1998 and utilized a similar building for its restaurants in West Bloomfield, Michigan and Cincinnati, Ohio. This building design features interior finishes and materials which reflect the blend of international and Craftsman architecture. Elements such as steel, concrete, stone and glass are subtly incorporated to give a contemporary feel to the space and provide an overall comfortable ambiance.

         The Boca Raton, Florida and Atlanta, Georgia restaurants opened in 2001, maintain the Wrightian architectural style of the more recent J. Alexander's designs. The buildings feature a high central-barreled roof and exposed structural steel system over an open, symmetrical plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape. Management anticipates the Northbrook, Illinois restaurant expected to open in late 2002 will be similar in design to the restaurants opened in 2001.

         Management estimates that capital expenditures for development of the one new restaurant planned in 2002 and for other additions and improvements to existing restaurants will total approximately $6.7 million in 2002. In addition, the Company is actively seeking locations for additional restaurants to be opened in 2003. If satisfactory locations are found and successfully negotiated, any amounts expended in 2002 for these locations, including land acquisition if the sites are purchased, will be in addition to the amounts discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander's restaurant is currently approximately $3.0 to $3.4 million. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company's current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to find sites that are available for purchase and the Company has leased the sites for all but one of its restaurants opened since 1997. The cost of land purchased prior to 1998 averaged approximately $1 million per location. However, the two sites most recently purchased or placed under contract by the Company have averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.25 to $2 million, and could exceed this range for exceptional properties.

         The Company is actively seeking to acquire additional sites for new J. Alexander's restaurants primarily in the midwestern and the southeastern areas of the United States. Its current plans are to open one to two new restaurants per year. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander's restaurants.

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

                                    PERSONNEL

         As of December 30, 2001, the Company employed 2,239 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

         Alcoholic beverage control regulations require each of the Company's J. Alexander's restaurants to apply for and obtain from state authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant's operations. In certain states, the Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the twelve states where J. Alexander's operates, eleven have dram-shop statutes or recognize a cause of action for damages relating to sales of liquor to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit of $2 million and a limit per "common cause" of $1 million as part of its comprehensive general liability insurance.

         The Americans with Disabilities Act ("ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. Construction and remodeling projects since January 1992 have taken into account the requirements of the ADA. While no further expenditures relating to ADA compliance in existing restaurants are anticipated, the Company could be required to further modify its restaurants' facilities to comply with the provisions of the ADA.

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

         The Company Faces Challenges in Opening New Restaurants. The Company's continued growth depends in part on its ability to open new J. Alexander's restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company's experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-four J. Alexander's restaurants, of which four have been open for less than three years. Because of the Company's relatively small J. Alexander's restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company's results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

         The Company May Experience Fluctuations in Quarterly Results. The Company's quarterly results of operations are affected by seasonality, timing of the opening of new J. Alexander's restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. The Company's business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company's profitability from increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

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

Name and Age               Background Information
------------               ----------------------

Ronald E. Farmer, 55       Vice-President of Development since May
                           1996; Director of Development from October, 1993 to
                           May, 1996; President of Dinelite Corporation, a
                           franchisee of Po Folks Restaurants, from 1987 to
                           1993.

R. Gregory Lewis, 49       Chief Financial Officer since July 1986; Vice
                           President of Finance and Secretary since August 1984.

J. Michael Moore, 42       Vice-President of Human Resources and Administration
                           since November 1997; Director of Human Resources and
                           Administration from August 1996 to November 1997;
                           Director of Operations of Pioneer Music Group, a
                           Nashville-based record label, April 1996 to August
                           1996; Director of Operations, J. Alexander's
                           Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 39         Vice-President since May 1999; Controller of the
                           Company since May 1997; Director of Finance from
                           January 1993 to May 1997.

Lonnie J. Stout II, 55     Chairman since July 1990; Director, President and
                           Chief Executive Officer since May 1986.

ITEM 2.  PROPERTIES

         As of December 30, 2001, the Company had 24 J. Alexander's casual dining restaurants in operation. The following table gives the locations of, and describes the Company's interest in, the land and buildings used in connection with the above:

                                                         Site Leased
                                    Site and Building   and Building          Space
                                      Owned by the      Owned by the      Leased to the
                                         Company           Company           Company           Total
                                         -------           -------           -------           -----
J. Alexander's Restaurants:
     Alabama                                1                 0                 0                1
     Colorado                               1                 0                 0                1
     Florida                                2                 2                 0                4
     Georgia                                1                 0                 0                1
     Illinois                               1                 0                 0                1
     Kansas                                 1                 0                 0                1
     Michigan                               1                 1                 1                3
     Ohio                                   3                 2                 0                5
     Tennessee                              3                 0                 1                4
     Texas                                  0                 1                 0                1
     Kentucky                               0                 1                 0                1
     Louisiana                              0                 1                 0                1
                                            -                 -                 -                -
     Total                                 14                 8                 2               24
                                           ==                 =                 =               ==

(a) In addition to the above, the Company leases two of its former Wendy's restaurant properties which are in turn leased to third parties.

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

ITEM 3.  LEGAL PROCEEDINGS

         As of March 15, 2002, the Company was not a party to any pending legal proceedings considered material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Effective January 2, 2001, the common stock of J. Alexander's Corporation listed on the American Stock Exchange under the symbol JAX. Prior to that date, the Company's common stock traded on the New York Stock Exchange. The approximate number of record holders of the Company's common stock at March 25, 2002, was 1,550. The following table summarizes the price range of the Company's common stock for each quarter of 2001 and 2000, as reported from price quotations from the applicable exchanges:

                                                 2001                                 2000
                                                 ----                                 ----
                                          Low              High               Low             High
         1st Quarter                    $2.00             $2.75             $3.00            $4.75
         2nd Quarter                     2.00              2.60              3.75             5.25
         3rd Quarter                     1.95              2.42              3.13             4.13
         4th Quarter                     1.80              2.40              1.88             3.31

         The Company has never paid cash dividends on its common stock. The Company intends to retain earnings to invest in the Company's business. Payment of future dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data for each of the years in the five-year period ended December 30, 2001:

                                                                      YEARS ENDED
                                                                      -----------
                                                DECEMBER 30   DECEMBER 31    JANUARY 2    JANUARY 3    DECEMBER 28
(DOLLARS IN thousands, except per share data)      2001          2000          2000         19991        1997
-------------------------------------------------------------------------------------------------------------------
OPERATIONS

Net sales                                          $91,206        87,511      78,454       74,200       57,138
General and administrative expenses                $ 7,199         7,206       7,124        5,815        5,793
Pre-opening expense                                $   850           383         264          660        1,580
Net income (loss)                                  $   271           481        (332)      (1,485)(2)   (5,991)(3)
Depreciation and amortization                      $ 4,428         4,299       4,041        4,067        3,138
Cash flow from operations                          $ 4,926         5,836       4,465        4,149       (2,150)
Capital expenditures                               $ 8,815         4,814       4,884        4,914       16,619

FINANCIAL POSITION

Cash and investments                               $ 1,035         1,057         933        1,022          134
Property and equipment, net                        $66,946        62,590      62,142       61,440       60,573
Total assets                                       $71,303        66,370      65,635       65,120       64,421
Long-term obligations                              $19,532        16,771      18,128       21,361       20,231
Stockholders' equity                               $38,170        38,001      37,840       33,731       34,995

PER SHARE DATA

Basic earnings (loss) per share                     $  .04           .07        (.05)        (.27)       (1.11)
Diluted earnings (loss) per share                   $  .04           .07        (.05)        (.27)       (1.11)
Dividends declared per share                        $   --            --          --           --           --
Stockholders' equity                                $ 5.62          5.55        5.59         6.21         6.45
Market price at year end                            $ 2.20          2.31        3.13         4.00         4.81

J. ALEXANDER'S RESTAURANT DATA

Weighted average annual sales per unit             $ 4,077         4,087       3,892        3,809        3,772
Units open at year end                                  24            22          21           20           18

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         J. Alexander's Corporation (the Company) owns and operates upscale, high-volume, casual dining restaurants which offer a contemporary American menu and place a special emphasis on food quality and professional service. At December 30, 2001, the Company owned and operated 24 J. Alexander's restaurants in 12 states.

         During fiscal 2001, the Company posted income before income taxes of $902,000, up slightly from the $891,000 recorded during 2000. However, the Company's income tax provision increased by $221,000 during 2001 compared to 2000, resulting in net income of $271,000 for 2001 compared to $481,000 during 2000.

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

         The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to net sales, and (ii) other selected operating data:

                                                                                       Fiscal Year
                                                                             2001          2000          1999
                                                                          ---------     ---------     ---------
Net sales                                                                     100.0%        100.0%        100.0%
Costs and expenses:
   Cost of sales                                                               32.4          32.0          32.6
   Restaurant labor and related costs                                          33.5          33.8          33.5
   Depreciation and amortization of restaurant property
     and equipment                                                              4.7           4.6           4.7
   Other operating expenses                                                    18.2          18.1          18.3
                                                                          ---------     ---------     ---------
     Total restaurant operating expenses                                       88.8          88.5          89.1
General and administrative expenses                                             7.9           8.2           9.1
Pre-opening expense                                                              .9            .4            .3
                                                                          ---------     ---------     ---------
Operating income                                                                2.4           2.8           1.5
Other income (expense):
   Interest expense, net                                                       (1.4)         (1.8)         (2.0)
   Gain on purchase of debentures                                              --              .1            .2
   Other, net                                                                   (.1)          (.1)          (.1)
                                                                          ---------     ---------     ---------
     Total other expense                                                       (1.4)         (1.8)         (1.9)
                                                                          ---------     ---------     ---------
Income (loss) before income taxes                                               1.0           1.0           (.4)
Income tax provision                                                            (.7)          (.5)         --
                                                                          ---------     ---------     ---------
Net income (loss)                                                                .3%           .5%          (.4)%
                                                                          =========     =========     =========

Restaurants open at end of year                                                  24            22            21
Weighted average weekly sales per restaurant                              $  78,400     $  78,600     $  74,900

NET SALES

         Net sales increased by approximately $3.7 million, or 4.2%, to $91.2 million in fiscal year 2001 from $87.5 million in 2000. The $87.5 million of sales recorded in 2000 represents an increase of $9.1 million, or 11.5%, over $78.5 million of sales reported in 1999. These increases were due to the opening of new restaurants and to sales increases within the Company's same store restaurant base.

         Same store sales, which include comparable results for all restaurants open for more than 18 months, totaled $78,100 per week in both 2001 and 2000 on a base of 22 restaurants. Same store sales for 2000 averaged $77,900 per week on a base of 20 restaurants, representing an increase of 3.7% over 1999. The method of computing same stores sales based on including restaurants open for more than 18 months was adopted effective with the third quarter of 2001. Under the previous method of reporting same store sales, which was based on restaurants open for more than 12 months, the weekly same store sales average decreased by ..2% in 2001 and remained the same in 2000 compared to the respective prior years. Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.38 for 2001, representing a decrease of approximately 1.5% compared to 2000. Menu prices for 2001 increased an estimated 0.4% compared to 2000. Management estimates that the average check per guest in 2000 totaled $15.62, representing an increase of approximately 8% over 1999. Menu prices for 2000 increased by an estimated 3.5% compared to 1999. The Company estimates that customer traffic (guest counts) on a same store basis for 2001 was equal to levels achieved in 2000 and decreased by approximately 4.6% in 2000 compared to 1999.

         Management believes that increases in check averages resulting from certain menu changes made in late 1999 proved to be excessive for the size and economic characteristics of its small and mid-market locations (those with less than 1.5 million people) and contributed to guest count declines experienced by the Company during the last three quarters of 2000. Beginning in the fourth quarter of 2000, the Company revised its menus and feature programs in certain of the restaurants in these markets in order to reduce the guest check average and improve customer traffic trends. As noted above, both of these objectives were accomplished during 2001 and the Company reported positive same store sales results for both the third and fourth quarters of 2001.

         Management implemented modest price increases during August and October of 2001 on selected menu items in an effort to improve sales and profitability. These changes positively impacted sales performance during the last half of 2001 and same store sales for the first two months of 2002 continue to show improvement when compared to the corresponding periods of 2001. However, customer traffic on a same store basis has decreased during the first two months of 2002 by approximately 1.7% compared to the corresponding periods of 2001. Management anticipates that, through menu management and continued emphasis on providing professional service, these trends will be reversed during the last half of 2002.

RESTAURANT COSTS AND EXPENSES

         Total restaurant operating expenses, as a percentage of sales, have been relatively consistent during the past three years, totaling 88.8% for 2001, 88.5% for 2000 and 89.1% for 1999. Restaurant operating margins totaled 11.2% in 2001, 11.5% in 2000 and 10.9% in 1999. The most variable component of restaurant operating expenses during these years was cost of sales, which as a percentage of sales totaled 32.4%, 32.0% and 32.6% during 2001, 2000 and 1999, respectively. The increase during 2001 related primarily to a significant increase in the Company's cost of beef, a commodity that is contracted for annually and which comprises approximately 30% of the Company's cost of sales. The increased cost of beef more than offset the benefit of the nominal menu price increases noted above during 2001. The decrease in cost of sales during 2000 resulted from management's continued emphasis on increased efficiencies in this area and the menu price increases which were implemented during the year, as noted above.

         Management believes that continuing to increase sales volumes in the Company's restaurants is a significant factor in improving the Company's profitability and intends to maintain a low new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining its pursuit of operational excellence. Further, the Company's criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company's investments in new restaurants.

         The Company has executed a new beef contract with more favorable pricing which became effective in March 2002. Management believes that the impact of the new beef prices, modest menu price increases and other cost control and reduction measures should more than offset increases in 2002 in certain other restaurant costs and expenses, including increases in insurance premiums.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled $7,199,000 in 2001, $7,206,000 in 2000 and $7,124,000 in 1999.
Decreases in management training and relocation costs, which comprise approximately 18% to 20% of total general and administrative expenses, and certain other employee benefit related expenses allowed the Company to maintain total general and administrative expenses for 2001 at the prior year level by partially offsetting increases in other expenses related to the growth of the Company. As a percentage of sales, general and administrative expenses decreased to 7.9% in 2001 from 8.2% in 2000 due to the small decrease in expenditures and the higher sales levels achieved.

         General and administrative expenses increased only slightly in 2000 compared to 1999. However, as a percentage of sales, these expenses decreased to 8.2% in 2000 from 9.1% in 1999. Decreases in management training, relocation and procurement costs and certain other employee benefit related expenses contributed to the modest increase in total general and administrative expenses for 2000 by partially offsetting increases in other expenses related to the growth of the Company.

         General and administrative expenses as a percentage of sales for 2002 are expected to increase slightly as compared to 2001.

PRE-OPENING EXPENSE

         Because the Company expenses all pre-opening costs as incurred, pre-opening expenses were higher in 2001, when two restaurants were opened, than in 2000 and 1999, when only one restaurant was opened in each year.

OTHER INCOME AND EXPENSE

         Net interest expense decreased by $321,000 during 2001 compared to 2000 and increased only slightly in 2000 compared to 1999. The reduction in 2001 was primarily due to favorable interest rates on balances outstanding under the Company's revolving line of credit.

         "Other, net" expense of $51,000 for 2001, $81,000 for 2000 and $93,000 for 1999 was the result of expenses associated with the retirement of facilities and equipment replaced in connection with various capital maintenance projects which more than offset miscellaneous income categories.

INCOME TAXES

         Under the provisions of SFAS No. 109 "Accounting for Income Taxes", the Company had gross deferred tax assets of $5,056,000 and $4,512,000 and gross deferred tax liabilities of $502,000 and $593,000 at December 30, 2001 and December 31, 2000, respectively. The deferred tax assets at December 30, 2001 relate primarily to $4,013,000 of tax credit carryforwards and $552,000 of net operating loss carryforwards available to reduce future federal income taxes.

         The recognition of deferred tax assets depends on the likelihood of taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets must be reduced through use of a valuation allowance to the extent future income is not likely to be generated in such amounts. Due to the losses incurred in 1997 through 1999 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of operating costs being fixed or semi-fixed in nature, management has been unable to conclude that it is more likely than not that its existing deferred tax assets will be realized and has maintained a valuation allowance for 100% of its deferred tax assets, net of deferred tax liabilities, since 1997.

         The provision for income taxes for 2001 and 2000 results from federal alternative minimum tax (AMT) and state income taxes payable. In 1999, the Company was able to reduce its AMT liability by the use of AMT net operating loss carryforwards. These carryforwards were all utilized in 1999, however, and were not available for 2000 and 2001.

         The effective tax rate of 70% for 2001 is significantly higher than the federal statutory rate because the AMT rate is applied to the Company's pre-tax accounting income after adding back certain tax preference items as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a 100% valuation allowance on its deferred tax assets, no benefit is recognized in the current year's income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of the sizable tax carryforwards which it has accumulated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for capital for the past three years has been for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement, due on June 1, 2002, in connection with its outstanding Convertible Subordinated Debentures and may make purchases of up to $1,000,000 of its common stock under a repurchase program authorized by the Company's Board of Directors. From June 2001 through March 20, 2002, the Company has repurchased approximately 79,000 shares at a cost of approximately $179,000. The Company has met its capital needs and maintained liquidity primarily by use of cash flow from operations, use of its bank line of credit and through other sources discussed below.

         Capital expenditures totaled $8,815,000, $4,814,000 and $4,884,000 for 2001, 2000 and 1999, respectively, and were primarily for the development of new
J. Alexander's restaurants. Cash flow from operations exceeded capital expenditures in 2000 and also represented 56% and 91% of capital expenditures for 2001 and 1999, respectively. The remaining capital expenditures along with other needs for the 2001 and 1999 years were funded by use of the Company's line of credit and, for 1999, by the sale of common stock as discussed below.

         In 2002, the Company plans to construct and open one restaurant. Management estimates that the cost to purchase property for, and build and equip this restaurant and for capital maintenance for existing restaurants will be approximately $6.7 million for 2002. In addition, the Company may incur capital expenditures for the purchase of property and/or construction of restaurants for locations to be opened in 2003. Any such expenditures are dependent upon the timing and success of management's efforts to locate acceptable sites.

         While a working capital deficit of $8,735,000 existed as of December 30, 2001, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations. As of December 30, 2001, debentures in the principal amount of $162,000 had been purchased by the Company for use toward satisfying the annual sinking fund requirement of $1,875,000 for this issue for 2002.

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

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At December 30, 2001, borrowings outstanding under this line of credit were $14,271,000. The line of credit agreement, which was last amended on August 14, 2001, contains covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at December 30, 2001 and, based on a current assessment of its business, believes it will continue to comply with these covenants during 2002. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. This agreement expires on July 1, 2002, but includes an option to convert outstanding borrowings to a term loan prior to that time. In the event of conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within six months of December 30, 2001, $1,019,000, representing six months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the December 30, 2001 balance sheet.

         While management believes its existing credit facility will be adequate to meet its financing needs during 2002, it is actively evaluating proposals for long-term real estate financing and believes that such financing will be available on acceptable terms in an amount sufficient to reduce or fully repay the current line of credit as well as provide for payment of $7,963,000 related to the remaining balance of its convertible debentures. The Company presently intends to obtain such financing, but there can be no assurance that it will be successful in doing so. Interest rates on financing of this nature are expected to be significantly higher than those currently being paid on balances outstanding under the Company's line of credit. If the Company is unsuccessful in obtaining long-term real estate financing, then it can exercise the option to convert its credit facility to a term loan, as described above.

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

         From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreement. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company's estimated contingent liability is set forth as follows:

Wendy's Restaurants (39 leases)                                 $6,448,000
Mrs. Winner's Chicken & Biscuits Restaurants (33 leases)         1,763,000
                                                                ----------
Total contingent liability related to assigned leases           $8,211,000
                                                                ==========

There have been no payments by the Company of such contingent liabilities in the history of the Company.

         As of March 20, 2002, the Company had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note F, "Leases" and Note K, "Commitments and Contingencies", to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

         The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are those which involve the more significant judgments and estimates used in the preparation of its consolidated financial statements.

         - Income Taxes - the Company had $5,056,000 of gross deferred tax assets at December 30, 2001, consisting principally of $4,013,000 of tax credit carryforwards and $552,000 of net operating loss carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is "more likely than not" that such assets will ultimately be realized. Due to losses incurred from 1997 through 1999 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of its costs being fixed or semi-fixed in nature, management has been unable to conclude that it is more likely than not that its existing deferred tax assets will be realized and has maintained a valuation allowance for 100% of its deferred tax assets, net of deferred tax liabilities, since 1997. As a result, the Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income. It is possible, however, that the Company could generate profits in the future at levels which would cause management to conclude that it is more likely than not that the Company will realize all or a portion of its various net deferred tax assets. Upon reaching such a conclusion, management would record the estimated net realizable value of the deferred tax assets. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause the Company's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the various carryforwards was fully utilized.

         - Impairments of Long-Lived Assets - when events and circumstances indicate that long-lived assets - most typically assets associated with a specific restaurant - might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions relative to the restaurant's future sales performance, cost of sales, labor, operating expenses and occupancy costs, which include property taxes, property and casualty insurance premiums and other similar costs associated with the restaurant's operation. The resulting forecast of undiscounted cash flows represents management's best estimate based on both historical results and management's expectation of future operations for that particular restaurant. To date, all of the Company's long-lived assets have been determined to be recoverable based on management's estimates of future cash flows.

         The above listing is not intended to be a comprehensive listing of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the Company's audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS 142 requires that upon adoption, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, including the required impairment tests. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $171,000, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $5,000 for the fiscal year ended December 30, 2001. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 provides a single framework for evaluating long-lived assets that are to be disposed of by sale and addresses the principal implementation issues. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS 144 as of December 31, 2001 and does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

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

SEASONALITY AND QUARTERLY RESULTS

         The Company's revenues and net income have historically been subject to seasonal fluctuations. Revenues and net income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company's restaurants, particularly those located in South Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to local residents who live in these markets for only a portion of the year.

         As a result of these and other factors, the Company's financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. The Company utilizes a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes E and F to the consolidated financial statements appearing elsewhere herein.) The Company does not expect changes in market interest rates to have a material affect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not significantly change.

         Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company's ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key beef, seafood and produce vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain products can be volatile, the Company believes that it has the ability to identify and access alternative products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are beef, seafood, produce, pork and dairy products among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
         Independent Auditors' Report                                                                   18
         Consolidated statements of operations - Years ended December 30, 2001,
           December 31, 2000 and January 2, 2000                                                        19
         Consolidated balance sheets - December 30, 2001 and December 31, 2000                          20
         Consolidated statements of cash flows - Years ended December 30, 2001,
           December 31, 2000 and January 2, 2000                                                        21
         Consolidated statements of stockholders' equity - Years ended December 30, 2001,
           December 31, 2000 and January 2, 2000                                                        22
         Notes to consolidated financial statements                                                23 - 32

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

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
J. Alexander's Corporation

         We have audited the accompanying consolidated balance sheets of J. Alexander's Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander's Corporation and subsidiaries at December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/Ernst & Young LLP

Nashville, Tennessee
February 8, 2002

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended
                                                                                 -----------
                                                                DECEMBER 30      December 31        January 2
                                                                    2001             2000              2000
                                                                -----------      ------------      -----------
Net sales                                                       $91,206,000       $87,511,000      $78,454,000

Costs and expenses:
   Cost of sales                                                 29,575,000        28,002,000       25,568,000
   Restaurant labor and related costs                            30,533,000        29,565,000       26,289,000
   Depreciation and amortization of restaurant
     property and equipment                                       4,242,000         4,040,000        3,688,000
   Other operating expenses                                      16,602,000        15,828,000       14,323,000
                                                                -----------      ------------      -----------
     Total restaurant operating expenses                         80,952,000        77,435,000       69,868,000
                                                                -----------      ------------      -----------

General and administrative expenses                               7,199,000         7,206,000        7,124,000
Pre-opening expense                                                 850,000           383,000          264,000
                                                                -----------      ------------      -----------
Operating income                                                  2,205,000         2,487,000        1,198,000
                                                                -----------      ------------      -----------
Other income (expense):
   Interest expense, net                                         (1,269,000)       (1,590,000)      (1,570,000)
   Gain on purchase of debentures                                    17,000            75,000          166,000
   Other, net                                                       (51,000)          (81,000)         (93,000)
                                                                -----------      ------------      -----------
     Total other expense                                         (1,303,000)       (1,596,000)      (1,497,000)
                                                                -----------      ------------      -----------

Income (loss) before income taxes                                   902,000           891,000         (299,000)
Income tax provision                                               (631,000)         (410,000)         (33,000)
                                                                -----------      ------------      -----------
Net income (loss)                                               $   271,000      $    481,000      $  (332,000)
                                                                ===========      ============      ===========

Basic earnings (loss) per share                                 $       .04      $        .07      $      (.05)
                                                                ===========      ============      ===========

Diluted earnings (loss) per share                               $       .04      $        .07      $      (.05)
                                                                ===========      ============      ===========

See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 30          December 31
                                                                                    2001                 2000
                                                                                    ----                 ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $1,035,000         $1,057,000
   Accounts and notes receivable, including current portion of
     direct financing leases, net of allowances for possible losses                   174,000            112,000
   Inventories at lower of cost (first-in, first-out method) or market                936,000            741,000
   Prepaid expenses and other current assets                                          835,000            592,000
                                                                                  -----------       ------------
     TOTAL CURRENT ASSETS                                                           2,980,000          2,502,000

OTHER ASSETS                                                                          902,000            836,000

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation
   and amortization                                                                66,946,000         62,590,000

DEFERRED CHARGES, less accumulated amortization of $1,269,000 and
   $1,217,000 at December 30, 2001, and December 31, 2000, respectively               475,000            442,000
                                                                                  -----------       ------------
                                                                                  $71,303,000        $66,370,000
                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                               $ 2,598,000         $2,825,000
   Accrued expenses and other current liabilities                                   3,956,000          3,346,000
   Unearned revenue                                                                 2,415,000          1,961,000
   Current portion of long-term debt and obligations under capital leases           2,746,000          1,993,000
                                                                                  -----------          ---------
      TOTAL CURRENT LIABILITIES                                                    11,715,000         10,125,000

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion
   classified as current                                                           19,532,000         16,771,000

OTHER LONG-TERM LIABILITIES                                                         1,886,000          1,473,000

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,797,618 and 6,851,816 shares at
     December 30, 2001, and December 31, 2000, respectively                           340,000            343,000
   Preferred Stock, no par value: Authorized 1,000,000 shares; none issued                  -                  -
   Additional paid-in capital                                                      34,739,000         34,867,000
   Retained earnings                                                                4,692,000          4,421,000
                                                                                  -----------        -----------
                                                                                   39,771,000         39,631,000
   Note receivable - Employee Stock Ownership Plan                                   (688,000)          (686,000)
   Employee notes receivable - 1999 Loan Program                                     (913,000)          (944,000)
                                                                                  -----------       ------------

     TOTAL STOCKHOLDERS' EQUITY                                                    38,170,000         38,001,000
                                                                                  -----------       ------------
Commitments and Contingencies
                                                                                  $71,303,000       $66,370,000
                                                                                  ===========       ============

See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended
                                                                                   -----------
                                                                  DECEMBER 30      December 31        January 2
                                                                     2001             2000              2000
                                                                ------------      ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $271,000          $481,000        $(332,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization of property and equipment      4,376,000         4,198,000        3,919,000
     Amortization of deferred charges                                52,000           101,000          121,000
     Employee Stock Ownership Plan expense                                -                 -          134,000
     Stock awards - 1999 Loan Program                                     -            61,000                -
     Other, net                                                      81,000           179,000          274,000
     Changes in assets and liabilities:
       Increase in accounts and notes receivable                    (71,000)                -          (64,000)
       (Increase) decrease in inventories                          (195,000)          (38,000)          97,000
       Increase in prepaid expenses and
         other current assets                                      (243,000)         (170,000)         (98,000)
       Increase in deferred charges                                 (85,000)          (55,000)         (40,000)
       (Decrease) increase in accounts payable                     (669,000)          667,000           34,000
       Increase (decrease) in accrued expenses and other
         current liabilities                                        542,000          (284,000)        (274,000)
       Increase in unearned revenue                                 454,000           270,000          324,000
       Increase in other long-term liabilities                      413,000           426,000          370,000
                                                               ------------      ------------    -------------
         Net cash provided by operating activities                4,926,000         5,836,000        4,465,000
                                                               ------------      ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                          (8,306,000)       (4,910,000)      (4,788,000)
     Other, net                                                     (54,000)          (12,000)          82,000
                                                               ------------      ------------    -------------
         Net cash used by investing activities                   (8,360,000)       (4,922,000)      (4,706,000)
                                                               ------------      ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds under bank line of credit agreement                41,003,000        33,851,000       28,640,000
     Payments under bank line of credit agreement               (35,997,000)      (32,605,000)     (29,891,000)
     Payments on long-term debt and obligations
       under capital leases                                      (1,492,000)       (1,605,000)      (2,904,000)
     Purchase of stock for 1999 Loan Program                              -          (515,000)        (486,000)
     Common stock repurchased                                      (136,000)                -                -
     Reduction of employee notes
       receivable - 1999 Loan Program                                31,000            57,000                -
     Sale of stock and exercise of stock options                      3,000            27,000        4,793,000
                                                               ------------      ------------    -------------
         Net cash provided (used) by financing activities         3,412,000          (790,000)         152,000
                                                               ------------      ------------    -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (22,000)          124,000          (89,000)
Cash and cash equivalents at beginning of year                    1,057,000           933,000        1,022,000
                                                               ------------      ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  1,035,000      $  1,057,000    $     933,000
                                                               ============      ============    =============

See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Note
                                                                                       Receivable- Employee Notes
                                                                                        Employee     Receivable-
                                                         Additional                       Stock         1999         Total
                            Outstanding      Common        Paid-In      Retained        Ownership       Loan      Stockholders'
                               Shares        Stock         Capital      Earnings          Plan         Program       Equity
                           -------------   ----------   -----------    -----------   ------------  ---------      ------------
BALANCES AT
   JANUARY 3, 1999             5,431,335   $  272,000   $30,007,000    $ 4,272,000   $   (820,000) $       -      $ 33,731,000
Stock sold in private trans-
   action and through rights
   offering                    1,326,881       66,000     4,697,000              -              -          -         4,763,000
Exercise of stock options         13,993        1,000        29,000              -              -          -            30,000
Reduction of note receivable-
   Employee Stock Ownership
   Plan                                -            -             -              -        134,000          -           134,000
Purchase of stock-1999
   Loan Program                        -            -             -              -              -   (486,000)         (486,000)
Net loss                               -            -             -       (332,000)             -          -          (332,000)
                           -------------   ----------   -----------    -----------   ------------  ---------      ------------
BALANCES AT
   JANUARY 2, 2000             6,772,209      339,000    34,733,000      3,940,000       (686,000)  (486,000)       37,840,000
Exercise of stock options         49,109        2,000        25,000              -              -          -            27,000
Purchase of stock-1999
   Loan Program                        -            -             -              -              -   (515,000)         (515,000)
Reduction of employee notes
   receivable - 1999
   Loan Program                        -            -             -              -              -     57,000            57,000
Stock awards - 1999
   Loan Program                   30,498        2,000       109,000              -              -          -           111,000
Net income                             -            -             -        481,000              -          -           481,000
                           -------------   ----------   -----------    -----------   ------------  ---------      ------------

BALANCES AT
   DECEMBER 31, 2000           6,851,816      343,000    34,867,000      4,421,000       (686,000)  (944,000)       38,001,000
Exercise of stock options          7,500            -        10,000              -              -          -            10,000
Reduction of employee notes
    receivable - 1999
    Loan Program                       -            -             -              -              -     31,000            31,000
Common stock repurchased         (61,226)      (3,000)     (133,000)             -              -          -          (136,000)
Other, net                          (472)           -        (5,000)             -         (2,000)         -            (7,000)
Net income                             -            -             -        271,000              -          -           271,000
                           -------------   ----------   -----------    -----------   ------------  ---------      ------------

BALANCES AT
   DECEMBER 30, 2001           6,797,618  $   340,000   $34,739,000   $  4,692,000   $   (688,000) $(913,000)     $ 38,170,000
                          ==============  ===========   ===========   ============   ============  =========      ============

See notes to consolidated financial statements.

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of J. Alexander's Corporation and its wholly-owned subsidiaries (the Company). The Company owns and operates 24 J. Alexander's restaurants in twelve states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 2001 presentation.

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

DEFERRED CHARGES: Costs in excess of net assets acquired have been amortized over 40 years using the straight-line method. Debt issue costs are amortized principally by the interest method over the life of the related debt.

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

EARNINGS PER SHARE: The Company accounts for earnings per share in accordance with SFAS No. 128 "Earnings Per Share".

REVENUE RECOGNITION: Restaurant revenues are recognized when food and service are provided. Unearned revenue consists of gift certificates sold, but not redeemed.

PRE-OPENING COSTS: The Company accounts for pre-opening costs by expensing such costs as they are incurred, consistent with the requirements under the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities".

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

DEVELOPMENT COSTS: Certain direct and indirect costs are capitalized as building costs in conjunction with acquiring and developing new J. Alexander's restaurant sites and amortized over the life of the related building. Development costs of $165,000, $200,000 and $203,000 were capitalized during 2001, 2000 and 1999, respectively.

SELF-INSURANCE: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain estimation processes applicable to the insurance industry and, where applicable, based on Company experience.

ADVERTISING COSTS: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $29,000, $42,000 and $70,000 in 2001, 2000 and 1999, respectively.

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

COMPREHENSIVE INCOME: The Company has no items of comprehensive income as defined under SFAS No. 130, "Reporting Comprehensive Income".

BUSINESS SEGMENTS: In accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", management has determined that the Company operates in only one segment.

RECENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board has issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interest method is no longer allowed. SFAS 142 requires that upon adoption, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001.

 The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, including the required impairment tests. As of the date of adoption, the Company expects to have unamortized goodwill of approximately $171,000, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $5,000 for the fiscal year ended December 30, 2001. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 provides a single framework for evaluating long-lived assets that are to be disposed of by sale and addresses the principal implementation issues. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS 144 as of December 31, 2001 and does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

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

NOTE C - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                                                                YEARS ENDED
                                                                                -----------
                                                                DECEMBER 30       December 31          January 2
                                                                  2001              2000                 2000
                                                                  ----              ----                 ----
NUMERATOR:
Net income (loss) [numerator for basic earnings (loss)
   per share]                                                   $  271,000        $  481,000        $  (332,000)
Effect of dilutive securities                                           --                --                 --
                                                                ----------        ----------        -----------

Net income (loss) after assumed conversions [numerator
   for diluted earnings (loss) per share]                       $  271,000        $  481,000        $  (332,000)
                                                                ==========        ==========        ===========

DENOMINATOR:
Weighted average shares [denominator for basic earnings
   (loss) per share]                                             6,840,000         6,846,000          6,428,000

Effect of dilutive securities                                        1,000           130,000                 --
                                                                ----------        ----------        -----------

Adjusted weighted average shares and assumed conversions
   [denominator for diluted earnings (loss) per share]           6,841,000         6,976,000          6,428,000
                                                                ==========        ==========        ===========

Basic earnings (loss) per share                                 $      .04        $      .07        $      (.05)
                                                                ==========        ==========        ===========

Diluted earnings (loss) per share                               $      .04        $      .07        $      (.05)
                                                                ==========        ==========        ===========


         In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 822,000 and 309,000 options were excluded from the computation of diluted earnings per share in 2001 and 2000, respectively. Due to a net loss in 1999, all options outstanding during the year were excluded from the computation of diluted earnings per share.

NOTE D - PROPERTY AND EQUIPMENT

       Balances of major classes of property and equipment are as follows:


                                                                            DECEMBER 30            December 31
                                                                               2001                   2000
                                                                               ----                   ----
Land                                                                      $14,340,000             $13,126,000
Buildings                                                                  33,714,000              30,176,000
Buildings under capital leases                                                276,000                 276,000
Leasehold improvements                                                     22,507,000              20,284,000
Restaurant and other equipment                                             18,452,000              16,816,000
Construction in progress (estimated cost to complete at
   December 30, 2001, $4,750,000)                                             232,000                 326,000
                                                                          -----------             -----------
                                                                           89,521,000              81,004,000
Less allowances for depreciation and amortization                         (22,575,000)            (18,414,000)
                                                                          -----------             -----------
                                                                          $66,946,000             $62,590,000
                                                                          ===========             ===========


NOTE E - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

       Long-term debt and obligations under capital leases at December 30, 2001, and December 31, 2000, are summarized below:



                                                               DECEMBER 30, 2001           December 31, 2000
                                                               -----------------           -----------------
                                                           CURRENT      LONG-TERM       Current      Long-Term
                                                           -------      ---------       -------      ---------
Convertible Subordinated Debentures, 8.25%, due 2003     $1,713,000    $ 6,250,000    $1,319,000    $ 8,125,000
Bank credit agreement, at variable interest rates ranging
   from 3.9% to 8.6%, available through July 1, 2002      1,019,000     13,252,000       662,000      8,603,000
Obligation under capital lease, 11.50% interest,
   payable through 2004                                      14,000         30,000        12,000         43,000
                                                         ----------    -----------    ----------    -----------
                                                         $2,746,000    $19,532,000    $1,993,000    $16,771,000
                                                         ==========    ===========    ==========    ===========

         Aggregate maturities of long-term debt, including required sinking fund payments and assumed conversion of the line of credit facility, for the five years succeeding December 30, 2001, are as follows: 2002 - $2,746,000; 2003 - $8,304,000 ; 2004 - $2,054,000; 2005 - $2,039,000; 2006 - $2,039,000.

         The Convertible Subordinated Debentures due 2003 are convertible into common stock of the Company at any time prior to maturity at $17.75 per share, subject to adjustment in certain events. At December 30, 2001, 448,620 shares of common stock were reserved for issuance upon conversion of the outstanding debentures. The debentures are redeemable upon not less than 30 days' notice at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued interest to the redemption date. The effective interest rate on the debentures is 8.68%. The Debenture Indenture requires minimum annual sinking fund payments of $1,875,000 through 2002.

         The Company maintains an unsecured bank line of credit agreement for up to $20,000,000 of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $14,271,000 and $9,265,000 at December 30, 2001 and December 31, 2000,
respectively. In August 2001, the term of the line of credit was extended by one year through July 1, 2002. The amended credit agreement contains covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. It also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit. The interest rate on borrowings under the line of credit is based on LIBOR plus two to three percent, depending on certain financial ratios achieved by the Company. All amounts outstanding under the line become due on July 1, 2002, unless the Company exercises its option to convert outstanding borrowings to a term loan prior to that time. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within six months of December 30, 2001, $1,019,000 - representing six months' principal payments if the total credit line balance were converted to a term loan - has been reflected as a current liability as of December 30, 2001.

         Cash interest payments amounted to $1,469,000, $1,652,000 and $1,606,000, in 2001, 2000 and 1999, respectively. Interest costs of $134,000,
$67,000 and $48,000 were capitalized as part of building and leasehold costs in 2001, 2000 and 1999, respectively.

         The carrying value and estimated fair value of the Company's Convertible Subordinated Debentures were $7,963,000 and $7,326,000, respectively, at December 30, 2001.

NOTE F - LEASES

         At December 30, 2001, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

         Accumulated amortization of buildings under capital leases totaled $271,000 at December 30, 2001 and $257,000 at December 31, 2000. Amortization of leased assets is included in depreciation and amortization expense.

         Total rental expense amounted to:


                                                                     Years Ended
                                                                     -----------
                                                 DECEMBER 30          December 31            January 2
                                                     2001                2000                   2000
                                                     ----                ----                   ----
Minimum rentals under operating leases          $ 2,101,000           $ 1,951,000           $ 1,768,000
Contingent rentals                                   56,000                72,000                67,000
Less: Sublease rentals                             (112,000)             (131,000)             (199,000)
                                                -----------           -----------           -----------
                                                $ 2,045,000           $ 1,892,000           $ 1,636,000
                                                ===========           ===========           ===========

         At December 30, 2001, future minimum lease payments under capital leases and noncancellable operating leases (including renewal options) with initial terms of one year or more are as follows:


                                                                                      Capital         Operating
                                                                                      Leases           Leases
                                                                                      -------         ---------
2002                                                                                 $ 19,000       $ 1,931,000
2003                                                                                   19,000         1,962,000
2004                                                                                   19,000         1,775,000
2005                                                                                        -         1,653,000
2006                                                                                        -         1,620,000
Thereafter                                                                                  -        33,447,000
                                                                                     --------       -----------
                                          Total minimum payments                       57,000       $42,388,000
                                                                                     --------       ===========
                                           Less imputed interest                      (13,000)
                                                                                     --------
                        Present value of minimum rental payments                       44,000
                    Less current maturities at December 30, 2001                      (14,000)
                                                                                     --------
                      Long-term obligations at December 30, 2001                     $ 30,000
                                                                                     ========


         Minimum future rentals receivable under subleases for operating leases at December 30, 2001, amounted to $522,000.

NOTE G - INCOME TAXES

         At December 30, 2001, the Company had net operating loss carryforwards of $552,000 for income tax purposes that expire in 2003. Tax credit carryforwards (consisting of FICA tip credits which expire in the years 2009 through 2021 and alternative minimum tax credits which may be carried forward indefinitely) of $4,013,000 are also available to reduce future federal income taxes.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 30, 2001, and December 31, 2000, are as follows:


                                                                     DECEMBER 30           December 31
                                                                        2001                   2000
                                                                        ----                   ----
Deferred tax liabilities:
   Tax over book depreciation                                      $        --           $    91,000
   Other - net                                                         502,000               502,000
                                                                   -----------           -----------
     Total deferred tax liabilities                                    502,000               593,000
                                                                   -----------           -----------
Deferred tax assets:
   Capital/finance leases                                               11,000                11,000
   Deferred compensation accruals                                      306,000               257,000
   Book over tax depreciation                                           51,000                    --
   Self-insurance accruals                                              55,000                55,000
   Net operating loss carryforwards                                    188,000               644,000
   Tax credit carryforwards                                          4,013,000             3,183,000
   Other - net                                                         432,000               362,000
                                                                   -----------           -----------
     Total deferred tax assets                                       5,056,000             4,512,000
   Valuation allowance for deferred tax assets                      (4,554,000)           (3,919,000)
                                                                   -----------           -----------
                                                                       502,000               593,000
                                                                   -----------           -----------
   Net deferred tax assets                                         $        --           $        --
                                                                   ===========           ===========


         SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Since the fourth quarter of 1997, management has concluded that, based upon results of operations during the periods in question and its near-term forecast of future taxable earnings, a valuation allowance was appropriate relative to its deferred tax assets. At December 30, 2001, the Company had no net deferred tax assets and a valuation allowance of $4,554,000. The valuation allowance increased by $635,000 during the year ended December 30, 2001.

         Significant components of the income tax provision are as follows:


                                                                     Years Ended
                                                DECEMBER 30          December 31            January 2
                                                   2001                  2000                 2000
                                                   ----                  ----                 ----
Currently payable:
   Federal                                       $542,000              $340,000              $31,000
   State                                           89,000                70,000                2,000
                                                 --------              --------              -------
     Total                                        631,000               410,000               33,000
Deferred                                               --                    --                   --
                                                 --------              --------              -------
Income tax provision                             $631,000              $410,000              $33,000
                                                 ========              ========              =======


         The Company's consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:


                                                                                  Years Ended
                                                                    DECEMBER 30    December 31     January 2
                                                                       2001           2000           2000
                                                                       ----           ----           ----
Tax expense (benefit) computed at federal statutory rate (34%)      $ 307,000       $ 303,000      $(102,000)
State income taxes, net of federal benefit                             59,000          46,000          1,000
Effect of net operating loss carryforwards and tax credits           (450,000)        239,000        259,000
Valuation of deferred tax assets                                      635,000        (191,000)      (285,000)
Other, net                                                             80,000          13,000        160,000
                                                                    ---------       ---------      ---------
Income tax provision                                                $ 631,000       $ 410,000      $  33,000
                                                                    =========       =========      =========


         The Company made net income tax payments of $344,000, $492,000 and $180,000 in 2001, 2000 and 1999, respectively.

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

         A summary of options under the Company's option plans is as follows:


                                                                                                       Weighted
                                                                                                        Average
                                                                                                       Exercise
Options                                                              Shares        Option Prices          Price
-------                                                              ------        -------------       --------
Outstanding at January 3, 1999                                      678,820      $1.38-   $11.69          $4.40
   Issued                                                           189,000       2.25-     4.06           2.30
   Exercised                                                        (14,000)      1.75-     3.81           2.13
   Expired or canceled                                              (43,300)      3.81-    11.69           4.60
                                                                    -------      ---------------          -----
Outstanding at January 2, 2000                                      810,520       1.38-    11.69           3.95
   Issued                                                            44,750       3.44-     3.88           3.56
   Exercised                                                        (75,750)      1.50-     2.75           1.51
   Expired or canceled                                              (17,890)      1.75-     3.44           2.77
                                                                    -------      ---------------          -----
Outstanding at December 31, 2000                                    761,630       1.38-    11.69           4.27
   Issued                                                           186,000       2.07-     2.25           2.23
   Exercised                                                         (7,500)      1.38                     1.38
   Expired or canceled                                              (28,450)      2.24-    11.69           4.04
                                                                    -------      ---------------          -----
Outstanding at December 30, 2001                                    911,680      $2.07-   $11.69          $3.97
                                                                    =======      ===============          =====


         Options exercisable and shares available for future grant are as follows:

                                                                   DECEMBER 30         December 31     January 2
                                                                      2001                2000           2000
                                                                      ----                ----           ----
Options exercisable                                                 686,845              577,584        344,004
Shares available for grant                                           80,656              245,206        190,564


     The following table summarizes information about stock options outstanding at December 30, 2001:


                               Options Outstanding                                       Options Exercisable
                               -------------------                                       -------------------
                        Number                                                         Number
                    Outstanding at          Weighted             Weighted          Exercisable at      Weighted
    Range of          December 30       Average Remaining    Average Exercise        December 30        Average
Exercise Prices          2001           Contractual Life           Price                2001        Exercise Price
---------------          ----           ----------------           -----                ----        --------------
 $2.07-    $2.25        180,500           9.3 years               $2.23                     -            $   -
  2.75-     3.44        508,680           7.2 years                2.87               490,758             2.85
  3.81-     5.69         67,500           6.3 years                5.27                67,500             5.27
  7.38-    11.69        155,000           3.1 years                9.02               128,587             8.87
 ---------------        -------                                   -----               -------            -----
 $2.07-   $11.69        911,680                                   $3.97               686,845            $4.21
 ===============        =======                                   =====               =======            =====


         Options exercisable at December 31, 2000 and January 2, 2000 had weighted average exercise prices of $4.25 and $4.75, respectively.

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

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.31%, 6.51% and 5.94%; no annual dividend yield; volatility factors of .4173, ..4917 and .4500 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows:


                                                                                   Years Ended
                                                                                   -----------
                                                             DECEMBER 30           December 31          January 2
                                                                2001                  2000                2000
                                                                ----                  ----                ----
Pro forma net income (loss)                                     $46,000               $60,000          $(688,000)
Pro forma income (loss) per share
     Basic                                                         $.01                 $ .01              $(.11)
     Diluted                                                       $.01                 $ .01              $(.11)

         The weighted average fair value per share for options granted during 2001, 2000 and 1999 was $1.36, $2.48 and $1.50, respectively.


         The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company's common stock are available for issuance. No shares have been issued under the plan since 1997.

         The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $150,000, $130,000 and $94,000 in 2001, 2000 and 1999, respectively.

         The Company has a Savings Incentive and Salary Deferral Plan under
Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant's salary, the Company makes a minimum 10% matching contribution to the plan. The Company's matching contribution for 2001 totaled $40,000, or 25% of eligible participant contributions. For 2000 and 1999, the Company's matching contribution expense was $38,000 and $36,000, respectively.

         In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company's common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum were allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. Such borrowings were to be used exclusively to purchase shares of the Company's common stock and accrue interest at the rate of 3% annually from the date of the last purchase of shares under the program until paid in full. Interest is payable quarterly until December 31, 2006 at which time there will be a balloon payment of the unpaid interest and the entire principal amount due. In the event that a participant receives bonus compensation from the Company, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant's loan may be declared due and payable upon termination of a participant's employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized was $1,000,000. As of December 30, 2001, notes receivable under the Loan Program totaled $913,000. This amount has been reported as a reduction from the Company's stockholders' equity.

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

         The Company has made a contribution to the ESOP each year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996, when no contributions were made, and 2000 and 2001, when only the interest component of the contribution was made. Contributions made to the ESOP resulted in net compensation expense of $135,000 for 1999 with a corresponding reduction in the ESOP note receivable. The terms of the ESOP note, as amended, call for interest to be paid at an annual rate of 8% and for repayment of the ESOP note's remaining principal in annual amounts ranging from $152,000 to $192,000 over the period 2002 through 2005.

         All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant's account to vest. Allocation of stock is made to participants' accounts as the ESOP's loan is repaid and is in proportion to each participant's compensation for each year. Shares allocated under the ESOP were 325,154 and 316,416 at December 30, 2001 and December 31, 2000, respectively.

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

NOTE K - COMMITMENTS AND CONTINGENCIES

         As a result of the disposition of its Wendy's operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to fourteen years. The total estimated amount of lease payments remaining on these 28 individual leases at December 30, 2001 was approximately $5.1 million. In connection with the sale of its Mrs. Winner's Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real and personal property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these 33 individual leases at December 30, 2001, was approximately $1.8 million. Additionally, in connection with the previous disposition of certain other Wendy's restaurant operations, primarily the southern California Wendy's restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of December 30, 2001, was approximately $1.3 million.

         The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company's financial condition.

NOTE L - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities included the following:


                                                    DECEMBER 30                 December 31
                                                        2001                        2000
                                                        ----                        ----
Taxes, other than income taxes                      $1,540,000                    $1,818,000
Salaries, wages and vacation pay                       983,000                       446,000
Insurance                                              201,000                       220,000
Interest                                                55,000                        66,000
State and federal income taxes                         167,000                            --
Other                                                1,010,000                       796,000
                                                    ----------                    ----------
                                                    $3,956,000                    $3,346,000
                                                    ==========                    ==========

                         QUARTERLY RESULTS OF OPERATIONS


         The following is a summary of the quarterly results of operations for the years ended December 30, 2001 and December 31, 2000 (in thousands, except per share amounts):


                                                                                2001 Quarters Ended
                                                                                -------------------
                                                                April 1       July 1    September 30  December 30
                                                               -------        ------    ------------  -----------
Net sales                                                       $23,012      $21,876       $22,188      $24,130
Net income (loss)                                               $   417      $  (183)      $  (274)     $   311
Basic earnings (loss) per share                                 $   .06      $  (.03)      $  (.04)     $   .05
Diluted earnings (loss) per share                               $   .06      $  (.03)      $  (.04)     $   .05


                                                                               2000 Quarters Ended
                                                                               -------------------
                                                               April 2        July 2      October 1   December 31
                                                               -------        ------      ---------   -----------
Net sales                                                       $22,208      $21,241       $21,621      $22,441
Net income (loss)                                               $   505      $   110       $  (322)     $   188
Basic earnings (loss) per share                                 $   .07      $   .02       $  (.05)     $   .03
Diluted earnings (loss) per share                               $   .07      $   .02       $  (.05)     $   .03



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item with respect to directors of the Company is incorporated herein by reference to the "Proposal No. 1: Election of Directors" section and the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders. (See also "Executive Officers of the Company" under Part I of this Form 10-K.)

ITEM 11.  EXECUTIVE COMPENSATION

         The information required under this item is incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required under this item is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

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

            (10)(a) Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

            (10)(b) Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant's Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

            (10)(c) Amended and Restated Secured Promissory Note dated November 30, 2000 from the J. Alexander's Corporation Employee Stock Ownership Trust to Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K filed April 2, 2001).

            (10)(d) Asset Purchase Agreement dated October 25, 1996 by and between VCE Restaurants, Inc., Volunteer Capital Corporation and Wendy's International, Inc. (Exhibit
                        10.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference).

            (10)(e) $30,000,000 Loan Agreement dated August 29, 1995 by and between Volunteer Capital Corporation, VCE Restaurants, Inc., Total Quality Management, Inc. and NationsBank of Tennessee, N.A. (Exhibit 10.1 of the Registrant's quarterly report on Form 10-Q for the quarter ended October 1, 1995 is incorporated herein by reference).

            (10)(f) Amendment to Loan Agreement dated March 27, 1998, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and NationsBank of Tennessee, N.A. (Exhibit (10)(h) of the Registrant's Report on Form 10-K for the year ended December 28, 1997 is incorporated herein by reference).

            (10)(g)     Line of Credit Note dated March 27, 1998, by and between
                        J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and NationsBank of Tennessee, N.A. (Exhibit (10)(i) of the Registrant's Report on Form 10-K for the year ended December 28, 1997 is incorporated herein by reference).

            (10)(h) Renewal of Line of Credit Note dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.) (incorporated by reference to the Registrant's Annual Report on Form 10-K filed April 3, 2000).

            (10)(i) Second Amendment to Loan Agreement dated March 30, 2000, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.) (incorporated by reference to the Registrant's Annual Report on Form 10-K filed April 3, 2000).

            (10)(j) Third Amendment to Loan Agreement dated August 14, 2001, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.) (Exhibit
                        (10)(a) of the Registrant's quarterly report on Form 10-Q for the quarter ended July 1, 2001 is incorporated herein by reference).

            (10)(k) Renewal of Line of Credit Note dated August 14, 2001, by and between J. Alexander's Corporation, J. Alexander's Restaurants, Inc. and Bank of America, N.A. (successor to NationsBank of Tennessee, N.A.) (Exhibit (10)(b) of the Registrant's quarterly report on Form 10-Q for the quarter ended July 1, 2001 is incorporated herein by reference).

            (10)(l)* Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 15, 2001, is incorporated herein by reference).

            (10)(m)* Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant's Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

            (10)(n)* 1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1985, and Exhibit A to the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 11, 1993.)

            (10)(o)* 1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

            (10)(p)* 1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

            (10)(q)* Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant's Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

            (10)(r)* Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant's Proxy Statement on
                        Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

            (10)(s)* Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant's Proxy Statement on
                        Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

            (10)(t)* 1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

            (10)(u) Employee Stock Ownership Plan, as amended and restated, effective January 1, 1997 and executed February 25, 2002.

            (21)        List of subsidiaries of Registrant.

            (23)        Consent of Independent Auditors.

*Denotes executive compensation plan or arrangement.

(b)  Reports on Form 8-K:

     During the quarter ended December 30, 2001, the Company filed no reports on Form 8-K.

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

                               J. ALEXANDER'S CORPORATION


Date:    3/27/02               By:  /s/Lonnie J. Stout II
                                    ----------------------------------------
                               Lonnie J. Stout II
                               Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Name                                  Capacity                                  Date
              ----                                  --------                                  ----

/s/Lonnie J. Stout II                    Chairman, President, Chief Executive Officer        3/27/02
------------------------------------     and Director (Principal Executive Officer)          -------------------
   Lonnie J. Stout II



/s/R. Gregory Lewis                      Vice President and Chief Financial Officer          3/27/02
------------------------------------            (Principal Financial Officer)                -------------------
   R. Gregory Lewis



/s/Mark A. Parkey                        Vice President and Controller                       3/27/02
------------------------------------     (Principal Accounting Officer)                      -------------------
   Mark A. Parkey



/s/E. Townes Duncan                      Director                                            3/27/02
------------------------------------                                                         -------------------
   E. Townes Duncan



/s/Garland G. Fritts                     Director                                            3/27/02
------------------------------------                                                         -------------------
   Garland G. Fritts



/s/J. Bradbury Reed                      Director                                            3/27/02
------------------------------------                                                         -------------------
   J. Bradbury Reed


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(A)(2), (C) AND (D)

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                       FISCAL YEAR ENDED DECEMBER 30, 2001

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES

                              NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES


          COL. A                                      COL. B                 COL. C                 COL. D             COL. E
---------------------------                       ---------------     ----------------------     ------------         --------
                                                                       Additions

                                                    Balance at       Charged to   Charged to                           Balance
                                                    Beginning        Costs and  Other Accounts   Deductions-           at End
        Description                                 of Period        Expenses     Describe        Describe            of Period
---------------------------                       ---------------    ---------- ------------     ------------         --------
Year ended December 30, 2001:
Valuation allowance for deferred tax assets        $3,919,000       $ 635,000        $0             $0               $4,554,000

Year ended December 31, 2000:
   Valuation allowance for deferred tax assets     $4,110,000       $(191,000)       $0             $0               $3,919,000

Year ended January 2, 2000:
   Valuation allowance for deferred tax assets     $4,395,000       $(285,000)       $0             $0               $4,110,000


                           J. ALEXANDER'S CORPORATION

                                  EXHIBIT INDEX


Reference Number
per Item 601 of
Regulation S-K              Description
----------------            -----------
     (10)(u)                Employee Stock Ownership Plan, as amended and
                            restated, effective January 1, 1997 and executed
                            February 25, 2002.

     (21)                   List of subsidiaries of Registrant.

     (23)                   Consent of Ernst & Young LLP, independent auditors

