Form 10-Q
period 2002-03-31
ALEXANDERS J CORP
filed 2002-05-15
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2002
                           --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______________ to _______________.


Commission file number  1-8766
                        ------


                           J. ALEXANDER'S CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Tennessee                                62-0854056
                  ---------                                ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                              No.)

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

Yes [X]  No [ ]

         Common Stock Outstanding - 6,781,559 shares at May 15, 2002.

Page 1 of 18 pages.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                      MARCH 31     December 30
                                                                       2002           2001
                                                                    -----------    -----------
                                                                    (Unaudited)
                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents .................................        $ 1,261        $ 1,035
   Accounts and notes receivable, including current portion of
     direct financing leases .................................            119            174
   Inventories ...............................................            818            936
   Prepaid expenses and other current assets .................          1,023            835
                                                                      -------        -------
   TOTAL CURRENT ASSETS ......................................          3,221          2,980

OTHER ASSETS .................................................            972            902

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $23,622 and $22,575 at
   March 31, 2002, and December 30, 2001, respectively .......         66,635         66,946

DEFERRED CHARGES, less amortization ..........................            455            475
                                                                      -------        -------

                                                                      $71,283        $71,303
                                                                      =======        =======

                                                                             MARCH 31        December 30
                                                                               2002             2001
                                                                             --------        -----------
                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .................................................        $  2,247         $  2,598
   Accrued expenses and other current liabilities ...................           4,519            3,956
   Unearned revenue .................................................           1,904            2,415
   Current portion of long-term debt and obligations under
     capital leases .................................................           3,202            2,746
                                                                             --------         --------
     TOTAL CURRENT LIABILITIES ......................................          11,872           11,715

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .....................          18,571           19,532

OTHER LONG-TERM LIABILITIES .........................................           2,105            1,886

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,779,758 and 6,797,618 shares at
     March 31, 2002, and December 30, 2001, respectively ............             340              340
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
     issued .........................................................              --               --
   Additional paid-in capital .......................................          34,697           34,739
   Retained earnings ................................................           5,269            4,692
                                                                             --------         --------
                                                                               40,306           39,771

   Note receivable - Employee Stock Ownership Plan ..................            (688)            (688)
   Employee notes receivable - 1999 Loan Program ....................            (883)            (913)
                                                                             --------         --------
     TOTAL STOCKHOLDERS' EQUITY .....................................          38,735           38,170
                                                                             --------         --------

                                                                             $ 71,283         $ 71,303
                                                                             ========         ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Quarter Ended
                                                                   ------------------------
                                                                   MARCH 31         April 1
                                                                     2002             2001
                                                                   --------         --------
Net sales .................................................        $ 25,632         $ 23,012

Costs and expenses:
   Cost of sales ..........................................           8,202            7,423
   Restaurant labor and related costs .....................           8,395            7,471
   Depreciation and amortization of restaurant property and
     equipment ............................................           1,094            1,049
   Other operating expenses ...............................           4,513            4,081
                                                                   --------         --------
     Total restaurant operating expenses ..................          22,204           20,024

General and administrative expenses .......................           2,082            1,854
Pre-opening expense .......................................              --                2
                                                                   --------         --------
Operating income ..........................................           1,346            1,132
Other income (expense):
   Interest expense, net ..................................            (297)            (361)
   Gain on purchase of debentures .........................              --                7
   Other, net .............................................             (19)             (26)
                                                                   --------         --------
     Total other expense ..................................            (316)            (380)
                                                                   --------         --------

Income before income taxes ................................           1,030              752
Income tax provision ......................................            (453)            (335)
                                                                   --------         --------
Net income ................................................        $    577         $    417
                                                                   ========         ========

Basic earnings per share ..................................        $    .09         $    .06
                                                                   ========         ========

Diluted earnings per share ................................        $    .08         $    .06
                                                                   ========         ========

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                           Three Months Ended
                                                                       --------------------------
                                                                       MARCH 31           April 1
                                                                        2002               2001
                                                                       -------            -------
Net cash provided by operating activities ..................           $ 2,167            $ 1,527

Net cash used by investing activities:
   Purchase of property and equipment ......................            (1,355)            (1,840)
   Other investing activities ..............................               (69)               (64)
                                                                       -------            -------
                                                                        (1,424)            (1,904)

Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases ...                (4)               (59)
   Proceeds under bank line of credit agreement ............             9,363              9,130
   Payments under bank line of credit agreement ............            (9,864)            (8,931)
   Other ...................................................               (12)                 7
                                                                       -------            -------
                                                                          (517)               147

Increase (decrease) in cash and cash equivalents ...........               226               (230)

Cash and cash equivalents at beginning of period ...........             1,035              1,057
                                                                       -------            -------

Cash and cash equivalents at end of period .................           $ 1,261            $   827
                                                                       =======            =======

See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                                                       Quarter Ended
                                                                                         ------------------------
                                                                                         MARCH 31         April 1
                                                                                           2002             2001
                                                                                          ------           ------
NUMERATOR:
Net income (numerator for basic earnings per share) ...........................           $  577           $  417
Effect of dilutive securities .................................................               --               --
                                                                                          ------           ------
Net income after assumed conversions (numerator for diluted earnings
   per share) .................................................................           $  577           $  417
                                                                                          ======           ======

DENOMINATOR:
Weighted average shares (denominator for basic earnings per share) ............            6,787            6,858
Effect of dilutive securities:
     Employee stock options ...................................................               30                5
                                                                                          ------           ------
Adjusted weighted average shares and assumed conversions
   (denominator for diluted earnings per share) ...............................            6,817            6,863
                                                                                          ======           ======

Basic earnings per share ......................................................           $  .09           $  .06
                                                                                          ======           ======
Diluted earnings per share ....................................................           $  .08           $  .06
                                                                                          ======           ======

         In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarters ended March 31, 2002 and April 1, 2001, respectively, options to purchase 736,000 and 575,000 shares of common stock, at prices ranging from $2.75 to $11.69, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

NOTE C - LONG-TERM DEBT

         Borrowings outstanding under the Company's bank line of credit totaled $13,770,000 at March 31, 2002. The line of credit agreement, which matures on July 1, 2002, includes an option to convert borrowings outstanding under the line of credit to a term loan prior to July 1, 2002. In the event of such a conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within three months of March 31, 2002, $1,475,000, representing nine months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the March 31, 2002 balance sheet.

NOTE D - INCOME TAXES

         The Company's provisions for income taxes for the first quarters of both 2002 and 2001 result from estimated federal alternative minimum tax (AMT) and state income taxes payable.

         The effective tax rates of approximately 45% are higher than the federal statutory rate because the AMT rate is applied to the Company's pre-tax accounting income after adding back certain tax preference items as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a 100% valuation allowance on its deferred tax assets, no benefit is recognized in the current year's income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of certain other tax carryforwards that it has accumulated.

NOTE E - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As of the date of adoption, the Company had unamortized goodwill of $171,000, which is subject to the transition provisions of SFAS 142. The Company is in the process of performing the required impairment tests and completing its assessment of SFAS
142. Until such assessment is finalized, it is not practicable to reasonably estimate the impact of SFAS 142's adoption on the Company's financial statements. Any charge related to the adoption of SFAS 142 would have no effect on the Company's cash position and would be reported as a cumulative effect of change in accounting principle during the second quarter.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 provides a single framework for evaluating long-lived assets that are to be disposed of by sale and addresses the principal implementation issues. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of December 31, 2001 and adoption of the Statement did not have a significant impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

                                                                               Quarter Ended
                                                                        ---------------------------
                                                                        MARCH 31            April 1
                                                                         2002                2001
                                                                        -------             -------
Net sales ...................................................             100.0%              100.0%
Costs and expenses:
     Cost of sales ..........................................              32.0                32.3
     Restaurant labor and related costs .....................              32.8                32.5
     Depreciation and amortization of restaurant property and
         equipment ..........................................               4.3                 4.6
     Other operating expenses ...............................              17.6                17.7
                                                                        -------             -------
         Total restaurant operating expenses ................              86.6                87.0

General and administrative expenses .........................               8.1                 8.1
Pre-opening expense .........................................                --                  --
                                                                        -------             -------
Operating income ............................................               5.3                 4.9
Other income (expense):
     Interest expense, net ..................................              (1.2)               (1.6)
     Gain on purchase of debentures .........................                --                  --
     Other, net .............................................              (0.1)               (0.1)
                                                                        -------             -------
         Total other income (expense) .......................              (1.2)               (1.7)
                                                                        -------             -------

Income before income taxes ..................................               4.0                 3.3
Income tax provision ........................................              (1.8)               (1.5)
                                                                        -------             -------
Net income ..................................................               2.3%                1.8%
                                                                        =======             =======

Restaurants open at end of period ...........................                24                  22

Weighted average weekly sales per restaurant:
     All restaurants ........................................           $82,200             $80,500
     Same store restaurants .................................           $81,800             $80,500

NET SALES
         Net sales increased by $2,620,000, or 11.4%, to $25,632,000 during the first quarter of 2002 from $23,012,000 during the same period of 2001. This increase was attributable to two new restaurants opened during September and December of 2001 and to sales increases within the Company's same store restaurant base.

         Same store sales, which include comparable results for all restaurants open for more than 18 months, totaled $81,800 per week on a base of 22 restaurants during the quarter ended March 31, 2002, an increase of 1.6% compared to $80,500 per week during the same period of 2001. Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.93 for the first quarter of 2002 representing an increase of 4.4% compared to $15.26 for the first quarter of 2001. Menu prices for the first quarter of 2002 increased by an estimated 3.0% compared to the same period in 2001. The Company estimates that customer traffic (guest counts) on a same store basis decreased by 2.8% in the first quarter of 2002 compared to the corresponding period of 2001.

         The menu price increase referenced above is primarily attributed to modest price increases implemented by management during August and October of 2001 on selected menu items. These changes positively impacted both sales performance and profitability during the last half of 2001 and the first quarter of 2002. Although customer traffic decreased during the first quarter of 2002, management anticipates that the effect of menu management and continued emphasis on providing professional service, coupled with the impact of an improving national economy, will reverse this trend during the last half of 2002.

COSTS AND EXPENSES
         Total restaurant operating expenses decreased to 86.6% of sales in the first quarter of 2002 compared to 87.0% in the corresponding period of 2001. Cost of sales decreased to 32.0% in the first quarter of 2002 compared to 32.3% in the corresponding period of 2001, as the impact of increased menu prices and favorable costs associated with poultry, salmon and effective March 1, 2002, beef, more than offset increased produce costs incurred as a result of inclement weather in the western United States.

         Restaurant labor and related costs increased from 32.5% of sales during the first quarter of 2001 to 32.8% of sales during the first quarter of 2002, primarily due to increased payouts related to the Company's restaurant level bonus program during the 2002 period. Depreciation and amortization of restaurant property and equipment decreased to 4.3% of sales during the first quarter of 2002, compared to 4.6% of sales during the corresponding period of the prior year, primarily due to assets which became fully depreciated subsequent to April 1, 2001.

         Management expects a generally favorable cost environment for the remainder of 2002 as a result of lower beef prices and other factors and believes that with continued modest same store sales growth, the Company will continue to post improved operating results as compared to the corresponding periods of 2001.

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

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.1% of sales for the first quarters of both 2002 and 2001, as the favorable impact of increased sales offset higher costs associated with the training and relocation of restaurant management personnel and increases in other employee benefit programs during the first quarter of 2002. Management expects general and administrative expenses will increase slightly, as a percentage of sales, during the remainder of 2002 when compared to fiscal 2001.

OTHER INCOME (EXPENSE)
         Net interest expense decreased from $361,000 during the first quarter of 2001 to $297,000 during the corresponding quarter of 2002. This decrease reflects reduced balances associated with the Company's convertible subordinated debentures and lower interest rates on the Company's line of credit, which more than offset an increase in the average principal balance outstanding under the line during the first quarter of 2002.

INCOME TAXES
         The Company's provisions for income taxes for the first quarters of both 2002 and 2001 result from estimated federal alternative minimum tax (AMT) and state income taxes payable.

         The effective tax rates of approximately 45% are higher than the federal statutory rate because the AMT rate is applied to the Company's pre-tax accounting income after adding back certain tax preference items as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a 100% valuation allowance on its deferred tax assets, no benefit is recognized in the current year's income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of selected tax carryforwards that it has accumulated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash flow from operations totaling $2,167,000 and $1,527,000 during the first quarters of 2002 and 2001, respectively. Cash and cash equivalents increased from $1,035,000 at year end 2001 to $1,261,000 at March 31, 2002.

         The Company's primary need for capital is expected to continue to be for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has an annual sinking fund requirement of $1,875,000 due on June 1, 2002, in connection with its outstanding Convertible Subordinated Debentures. At March 31, 2002, $162,000 of the 2002 sinking fund obligation had been met through the purchase of bonds in the open market. The Company may also make purchases of up to $1,000,000 of its common stock under a repurchase program authorized by the Company's Board of Directors. From June 2001 through March 31, 2002, the Company has repurchased approximately 79,000 shares at a cost of approximately $179,000. The Company expects to meet its capital needs and maintain liquidity primarily by use of cash flow from operations and use of its bank line of credit or other long-term real estate financing as discussed below.

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

         While a working capital deficit of $8,651,000 existed as of March 31, 2002, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations.

         The Company maintains a bank line of credit of $20 million which is expected to be used as needed for funding of capital expenditures and to provide liquidity for meeting working capital or other needs. At March 31, 2002, borrowings outstanding under this line of credit were $13,770,000. The line of credit agreement contains covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at March 31, 2002 and, based on a current assessment of its business, believes it will continue to comply with these covenants during the remainder of 2002. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit.

The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. This agreement expires on July 1, 2002, but includes an option to convert outstanding borrowings to a term loan prior to that time. In the event of conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within three months of March 31, 2002, $1,475,000, representing nine months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the March 31, 2002 balance sheet.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                  Income Taxes: The Company had $5,056,000 of gross deferred tax assets at December 30, 2001, consisting principally of $4,013,000 of tax credit carryforwards and $552,000 of net operating loss carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is "more likely than not" that such assets will ultimately be realized. Due to losses incurred from 1997 through 1999 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of its costs being fixed or semi-fixed in nature, management has been unable to conclude that it is more likely than not that its existing deferred tax assets will be realized and has maintained a valuation allowance for 100% of its net deferred tax assets, net of deferred tax liabilities, since 1997. As a result, the Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income. It is possible, however, that the Company could generate profits in the future at levels which would cause management to conclude that it is more likely than not that the Company will realize all or a portion of its various net deferred tax assets. Upon reaching such a conclusion, management would record the estimated net realizable value of the deferred tax assets. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause the Company's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the various carryforwards was fully utilized.

                  Impairments of Long-Lived Assets: When events and circumstances indicate that long-lived assets - most typically assets associated with a specific restaurant - might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions relative to the restaurant's future sales performance, cost of sales, labor, operating expenses and occupancy costs, which include property taxes, property and casualty insurance premiums and other similar costs associated with the restaurant's operation. The resulting forecast of undiscounted cash flows represents management's best estimate based on both historical results and management's expectation of future operations for that particular restaurant. To date, all of the Company's long-lived assets have been determined to be recoverable based on management's estimates of future cash flows.

         The above listing is not intended to be a comprehensive listing of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001, which contain accounting policies and other disclosures required by generally accepted accounting principles.

FORWARD-LOOKING STATEMENTS
         In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company's ability to increase sales in certain of its restaurants; the Company's ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; the terms of financing arrangements; changes in consumer tastes; and government regulations. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the disclosures set forth in
Item 7a of the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         (a)      Annual meeting held May 14, 2002.
         (b) Pursuant to Instruction 3 to Item 4, no response is required to this item.
         (c) At the Annual Meeting conducted May 14, 2002, the shareholders voted on the election of directors and to act on one shareholder proposal described in the Company's 2002 Proxy Statement. A summary of the vote is as follows:

                         Duncan         Fritts          Reed           Stout
                        ---------      ---------      ---------      ---------
               For      5,496,991      5,496,778      5,497,038      5,497,026
          Withhold
         Authority        292,566        292,779        292,519        292,531


                                  Shareholder Proposal
                                  --------------------
                     For                 426,928
                 Against               3,532,671
                 Abstain                   6,450
         Broker Non-Vote               1,823,508

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  None

         (b) No reports on Form 8-K were filed for the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    J. ALEXANDER'S CORPORATION



Date: May 15, 2002                  /s/ Lonnie J. Stout II
      ------------                  ----------------------
                                    Lonnie J. Stout II
                                    Chairman, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)



Date: May 15, 2002                  /s/ R. Gregory Lewis
      ------------                  --------------------
                                    R. Gregory Lewis
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial Officer)

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit No.                                       Page No.
-----------                                       --------
   None.