Form 10-Q
period 2002-06-30
ALEXANDERS J CORP
filed 2002-08-14
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended    June 30, 2002
                           -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number    1-8766
                       ------------


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

Yes [X]    No [ ]

     Common Stock Outstanding - 6,767,197 shares at August 13, 2002.


Page 1 of 18 pages.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                         JUNE 30     DECEMBER 30
                                                           2002          2001
                                                       -----------   -----------
                                                       (Unaudited)
                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................   $   693       $ 1,035
   Accounts and notes receivable, including current
      portion of direct financing leases .............       155           174
   Inventories .......................................       826           936
   Prepaid expenses and other current assets .........     1,134           835
                                                         -------       -------
   TOTAL CURRENT ASSETS ..............................     2,808         2,980

OTHER ASSETS .........................................       967           902

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $24,389 and
   $22,575 at June 30, 2002, and December 30, 2001,
   respectively ......................................    66,175        66,946

DEFERRED CHARGES, less amortization ..................       444           475
                                                         -------       -------
                                                         $70,394       $71,303
                                                         =======       =======

                                                         JUNE 30    DECEMBER 30
                                                           2002         2001
                                                       -----------  ------------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...................................  $  2,300      $  2,598
   Accrued expenses and other current liabilities .....     4,421         3,956
   Unearned revenue ...................................     1,855         2,415
   Current portion of long-term debt and obligations
      under capital leases ............................     7,789         2,746
                                                         --------      --------
      TOTAL CURRENT LIABILITIES........................    16,365        11,715

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current .......    12,736        19,532

OTHER LONG-TERM LIABILITIES ...........................     2,174         1,886

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share: Authorized
      10,000,000 shares; issued and outstanding
      6,801,059 and 6,797,618 shares at June 30, 2002,
      and December 30, 2001, respectively .............       340           340
   Preferred Stock, no par value: Authorized 1,000,000
      shares; none issued .............................        --            --
   Additional paid-in capital .........................    34,756        34,739
   Retained earnings ..................................     5,593         4,692
                                                         --------      --------
                                                           40,689        39,771

   Note receivable - Employee Stock Ownership Plan ....      (688)         (688)
   Employee notes receivable - 1999 Loan Program ......      (882)         (913)
                                                         --------      --------
      TOTAL STOCKHOLDERS' EQUITY.......................    39,119        38,170
                                                         --------      --------
                                                         $ 70,394      $ 71,303
                                                         ========      ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   SIX MONTHS ENDED         QUARTER ENDED
                                                 --------------------    --------------------
                                                  JUNE 30     JULY 1      JUNE 30     JULY 1
                                                   2002        2001        2002        2001
                                                 --------    --------    --------    --------
Net sales ....................................   $ 49,982    $ 44,888    $ 24,350    $ 21,876

Costs and expenses:
   Cost of sales .............................     15,768      14,612       7,566       7,189
   Restaurant labor and related costs ........     16,571      14,886       8,176       7,415
   Depreciation and amortization of
      restaurant property and equipment.......      2,196       2,093       1,102       1,044
   Other operating expenses ..................      9,198       8,161       4,685       4,080
                                                 --------    --------    --------    --------
     Total restaurant operating expenses......     43,733      39,752      21,529      19,728

General and administrative expenses ..........      4,026       3,435       1,944       1,581
Pre-opening expense ..........................         --         105          --         103
                                                 --------    --------    --------    --------
Operating income .............................      2,223       1,596         877         464
Other income (expense):
   Interest expense, net .....................       (582)       (675)       (285)       (314)
   Gain on purchase of debentures ............         --           7          --          --
   Other, net ................................        (32)        (59)        (13)        (33)
                                                 --------    --------    --------    --------
      Total other expense ....................       (614)       (727)       (298)       (347)
                                                 --------    --------    --------    --------

Income before income taxes ...................      1,609         869         579         117
Income tax provision .........................       (708)       (635)       (255)       (300)
                                                 --------    --------    --------    --------
Net income (loss) ............................   $    901    $    234    $    324    $   (183)
                                                 ========    ========    ========    ========
Basic earnings (loss) per share ..............   $    .13    $    .03    $    .05    $   (.03)
                                                 ========    ========    ========    ========
Diluted earnings (loss) per share ............   $    .13    $    .03    $    .05    $   (.03)
                                                 ========    ========    ========    ========



See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                           -------------------
                                                            JUNE 30     JULY 1
                                                             2002        2001
                                                           --------    --------
Net cash provided by operating activities ..............   $  3,162    $  2,189

Net cash used by investing activities:
   Purchase of property and equipment ..................     (1,736)     (3,635)
   Other investing activities ..........................        (63)        (61)
                                                           --------    --------
                                                             (1,799)     (3,696)

Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases     (1,721)     (1,324)
   Proceeds under bank line of credit agreement ........     19,621      20,758
   Payments under bank line of credit agreement ........    (19,653)    (18,204)
   Other ...............................................         48          11
                                                           --------    --------
                                                             (1,705)      1,241

Decrease in cash and cash equivalents ..................       (342)       (266)

Cash and cash equivalents at beginning of period .......      1,035       1,057
                                                           --------    --------

Cash and cash equivalents at end of period .............   $    693    $    791
                                                           ========    ========




See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.


NOTE B - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   SIX MONTHS ENDED      QUARTER ENDED
                                                   -----------------   -----------------
                                                   JUNE 30   JULY 1    JUNE 30   JULY 1
(In thousands, except per share amounts)            2002      2001      2002      2001
                                                   -------   -------   -------   -------
NUMERATOR:
Net income (loss) (numerator for basic earnings
   per share) ..................................   $   901   $   234   $   324   $  (183)
Effect of dilutive securities ..................        --        --        --        --
                                                   -------   -------   -------   -------
Net income (loss) after assumed conversions
   (numerator for diluted earnings per share) ..   $   901   $   234   $   324   $  (183)
                                                   =======   =======   =======   =======

DENOMINATOR:
Weighted average shares (denominator for basic
   earnings per share) .........................     6,788     6,857     6,790     6,857
Effect of dilutive securities:
   Employee stock options ......................        59         3        87        --
                                                   -------   -------   -------   -------
Adjusted weighted average shares and assumed
   conversions (denominator for diluted earnings
   per share) ..................................     6,847     6,860     6,877     6,857
                                                   =======   =======   =======   =======

Basic earnings (loss) per share ................   $   .13   $   .03   $   .05   $  (.03)
                                                   =======   =======   =======   =======
Diluted earnings (loss) per share ..............   $   .13   $   .03   $   .05   $  (.03)
                                                   =======   =======   =======   =======

     In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended June 30, 2002, options to purchase 244,000 shares of common stock at prices ranging from $3.44 to $11.69 were excluded from the computation of diluted earnings per share due to their antidilutive effect. Due to the net loss during the second quarter of 2001, all outstanding options were excluded from the computation of diluted earnings per share.

     For the six months ended June 30, 2002 and July 1, 2001, respectively, options to purchase 486,000 and 704,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $2.75 to $11.69 (2002) and $2.25 to $11.69 (2001).


NOTE C - LONG-TERM DEBT

     The Company maintains an unsecured bank line of credit for up to $20 million of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $14,239,000 at June 30, 2002. The Company and its bank lender recently agreed to extend the maturity of the line of credit, as well as the Company's option to convert borrowings outstanding under the line of credit to a term loan, to October 1, 2002 on the same terms that existed prior to the extension. In the event of conversion to a term loan, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within three months of June 30, 2002, $1,526,000, representing nine months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the June 30, 2002 balance sheet.

     The Company also has $6,250,000 of Convertible Subordinated Debentures that mature on June 1, 2003 and are reflected as a current liability in the June 30, 2002 balance sheet.

     While the Company believes its existing credit facility will be adequate to meet its financing needs during 2002, it is in the final stages of evaluating proposals for long-term real estate financing and believes that such financing will be available on acceptable terms in an amount sufficient to reduce or fully repay the current line of credit as well as provide for payment related to the remaining balance of its convertible debentures. The Company presently intends to obtain such financing, but there can be no assurance that it will be successful in doing so. Interest rates on financing of this nature are expected to be significantly higher than those currently being paid on balances outstanding under the Company's line of credit. If the Company is unsuccessful in obtaining long-term real estate financing, then it can exercise the option to convert its credit facility to a term loan, as described above, and would pursue alternate financing sources.

NOTE D - INCOME TAXES

     The Company's provisions for income taxes for the first six months and second quarters of both 2002 and 2001 include the effect of estimated federal alternative minimum tax (AMT) and state income taxes payable.

     The effective tax rates used in all periods are higher than the federal statutory rate because the AMT rate is applied to the Company's pre-tax accounting income after adding back certain tax preference items as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a 100% valuation allowance on its deferred tax assets, no benefit is recognized in the current year's income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of certain other tax carryforwards that it has accumulated.

'
NOTE E - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. As of the date of adoption, the Company had unamortized goodwill of $171,000, which is subject to the transition provisions of SFAS 142. The Company is in the process of completing its assessment of SFAS 142 and until such assessment is finalized, it is not practicable to reasonably estimate the impact of SFAS 142's adoption on the Company's financial statements. Any charge related to the adoption of SFAS 142 would have no effect on the Company's cash position and would be reported as a cumulative effect of change in accounting principle effective as of the beginning of fiscal 2002.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                    SIX MONTHS ENDED           QUARTER ENDED
                                                  ---------------------     --------------------
                                                   JUNE 30      JULY 1       JUNE 30     JULY 1
                                                    2002         2001         2002        2001
                                                  --------     --------     --------    --------
Net sales ...................................        100.0%       100.0%       100.0%      100.0%
Costs and expenses:
   Cost of sales ............................         31.5         32.6         31.1        32.9
   Restaurant labor and related costs .......         33.2         33.2         33.6        33.9
   Depreciation and amortization of
      restaurant property and equipment .....          4.4          4.7          4.5         4.8
   Other operating expenses .................         18.4         18.2         19.2        18.7
                                                  --------     --------     --------    --------
      Total restaurant operating expenses ...         87.5         88.6         88.4        90.2

General and administrative expenses .........          8.1          7.7          8.0         7.2
Pre-opening expense .........................           --          0.2           --         0.5
                                                  --------     --------     --------    --------
Operating income ............................          4.4          3.6          3.6         2.1
Other income (expense):
   Interest expense, net ....................         (1.2)        (1.5)        (1.2)       (1.4)
   Other, net ...............................         (0.1)        (0.1)        (0.1)       (0.2)
                                                  --------     --------     --------    --------
      Total other expense ...................         (1.2)        (1.6)        (1.2)       (1.6)
                                                  --------     --------     --------    --------

Income before income taxes ..................          3.2          1.9          2.4         0.5
Income tax provision ........................         (1.4)        (1.4)        (1.0)       (1.4)
                                                  --------     --------     --------    --------
Net income (loss) ...........................          1.8%         0.5%         1.3%       (0.8)%
                                                  ========     ========     ========    ========

Restaurants open at end of period ...........           24           22

Weighted average weekly sales per restaurant:
   All restaurants ..........................     $ 80,300     $ 78,500     $ 78,300    $ 76,500
   Same store restaurants ...................     $ 80,100     $ 78,500     $ 78,400    $ 76,500

NET SALES

     Net sales increased by $5,094,000, or 11.3%, and $2,474,000, also 11.3%, for the first six months and second quarter of 2002, respectively, as compared to the same periods of 2001. These increases were attributable to new restaurants opened during September and December of 2001 and to sales increases within the Company's same store restaurant base. Same store sales, which include comparable results for all restaurants open for more than 18 months, averaged $80,100 and $78,400 per week on a base of 22 restaurants during the six months and second quarter ended June 30, 2002, representing increases of 2.0% and 2.5% compared to the same periods of 2001.

     Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.86 and $15.79 for the first six months and second quarter of 2002 representing increases of 4.6% and 4.8% compared to $15.16 and $15.06 for the same periods of 2001. Menu prices for the first six months and second quarter of 2002 increased by an estimated 2.9% compared to the same periods in 2001. The Company estimates that customer traffic (guest counts) on a same store basis decreased by approximately 2.5% during the first six months and second quarter of 2002 compared to the corresponding periods of 2001.

     The menu price increases referenced above are primarily attributed to modest price increases implemented by management during August and October of 2001 on selected menu items. These changes positively impacted both sales performance and profitability during the last half of 2001 and the first half of 2002. While customer traffic decreased during the first six months and second quarter of 2002 compared to the corresponding periods of 2001, management anticipates that the effect of menu management and continued emphasis on providing professional service will reverse this trend over time. However, management anticipates that growth in customer traffic may continue to be constrained for the remainder of 2002 due to an apparent slowing of the nation's economic recovery.


COSTS AND EXPENSES

     Total restaurant operating expenses decreased to 87.5% and 88.4% of sales in the first six months and second quarter of 2002 compared to 88.6% and 90.2% in the corresponding periods of 2001. Cost of sales decreased to 31.5% and 31.1% of sales in the first six months and second quarter of 2002 compared to 32.6% and 32.9% in the corresponding periods of 2001, as the impact of increased menu prices and favorable costs associated with poultry, salmon and effective March 1, 2002, beef, more than offset increased produce costs incurred during the first several months of 2002 as a result of inclement weather in the western United States.

     Restaurant labor and related costs decreased from 33.9% of sales during the second quarter of 2001 to 33.6% of sales during the same period of 2002. This decrease is attributed to the favorable effect of an increase during January of 2002 in the tip share percentage that servers are required to contribute to each restaurant's tip pool which, in turn, reduced the hourly wage paid by the Company to employees participating in the tip pool program. This change, when coupled with lower management labor and efficiencies achieved at higher sales levels, more than offset increased payouts related to the Company's restaurant level bonus program, higher premiums related to the Company's workers' compensation insurance program and increased wages associated with kitchen staff. These same factors resulted in restaurant labor and related costs totaling 33.2% of sales for the first six months of both 2002 and 2001.

     Depreciation and amortization of restaurant property and equipment decreased to 4.4% and 4.5% of sales during the first six months and second quarter of 2002, compared to 4.7% and 4.8% of sales during the corresponding periods of the prior year, primarily due to assets which became fully depreciated subsequent to July 1, 2001. Other operating expenses increased to 18.4% and 19.2% of sales during the first six months and second quarter of 2002 compared to 18.2% and 18.7% of sales in the corresponding periods of 2001. These increases are primarily related to higher premiums associated with the Company's property and casualty insurance program effective October 1, 2001.

     Management expects a generally favorable cost environment for the remainder of 2002 as a result of lower beef prices and other factors. The Company's insurance brokers have indicated, however, that the Company's insurance premiums are likely to increase significantly at the time of the Company's annual policy renewal date of October 1 due to substantial hardening of insurance markets over the past year. For the first six weeks of the third quarter, the Company's same store sales have been slightly below prior year levels and management anticipates that same store sales for the third quarter may be even with, or slightly below, the levels achieved during the third quarter of 2001. However, management believes that, based on current sales trends and cost estimates, the Company will post improved operating results for the third quarter as well as the full year of 2002 as compared to the corresponding periods of 2001.

     Management believes that continuing to increase sales volumes in the Company's restaurants is a significant factor in improving the Company's profitability and intends to maintain a low new restaurant development rate of no more than two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining its pursuit of operational excellence. Further, the Company's criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company's investments in new restaurants.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.1% and 8.0% of sales for the first six months and second quarter of 2002 compared to 7.7% and 7.2% of sales for the corresponding periods of 2001. These increases as a percent of sales are primarily related to the impact of providing for bonus accruals in the 2002 periods which were not present during the 2001 periods. Management anticipates general and administrative expenses will increase as a percentage of sales for fiscal 2002 when compared to fiscal 2001.

OTHER INCOME (EXPENSE)

     Net interest expense decreased from $675,000 to $582,000 during the first six months of 2002 compared to the same period of 2001. For the second quarter, net interest expense decreased from $314,000 in 2001 to $285,000 during the corresponding quarter of 2002. These decreases reflect reduced balances associated with the Company's convertible subordinated debentures and lower interest rates on the Company's line of credit, which more than offset increases in the average principal balance outstanding under the line during the 2002 periods.


INCOME TAXES

     The Company's provisions for income taxes for the first six months and second quarters of both 2002 and 2001 include the effect of estimated federal alternative minimum tax (AMT) and state income taxes payable.

     The effective tax rates used in all periods are higher than the federal statutory rate because the AMT rate is applied to the Company's pre-tax accounting income after adding back certain tax preference items as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a 100% valuation allowance on its deferred tax assets, no benefit is recognized in the current year's income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of selected tax carryforwards that it has accumulated.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash flow from operations totaling $3,162,000 and $2,189,000 during the first six months of 2002 and 2001, respectively. Cash and cash equivalents decreased from $1,035,000 at year end 2001 to $693,000 at June 30, 2002.

     The Company's primary need for capital is expected to continue to be for the development and maintenance of its J. Alexander's restaurants. In addition, the Company has $6,250,000 of outstanding Convertible Subordinated Debentures which mature on June 1, 2003 and which have been classified as a current liability as of June 30, 2002. The Company may also make purchases of up to $1,000,000 of its common stock under a repurchase program authorized by the Company's Board of Directors. From June 2001 through August 13, 2002, the Company has repurchased approximately 112,000 shares at a cost of approximately $280,000. The Company expects to meet its capital needs and maintain liquidity primarily by use of cash flow from operations and use of its bank line of credit or other long-term real estate financing as discussed below.

     While management anticipates that the next J. Alexander's restaurant will not open until early 2003, a significant portion of the costs associated with the development of this property will be incurred during fiscal 2002. Management estimates that the cost to purchase property for, and build and equip this restaurant and for capital maintenance for existing restaurants will be approximately $6.7 million for 2002. In addition, the Company may incur capital expenditures for the purchase of property and/or construction of restaurants for additional locations to be opened in 2003. Any such expenditures are dependent upon the timing and success of management's efforts to locate acceptable sites.

     While a working capital deficit of $13,557,000 existed as of June 30, 2002, the Company does not believe this deficit impairs the overall financial condition of the Company. Certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations. Finally, a significant portion of the current liabilities reflected in the June 30, 2002 balance sheet relate to debt which management anticipates will be refinanced prior to the end of fiscal 2002.

     The Company maintains a bank line of credit for up to $20 million of revolving credit for the purpose of funding capital expenditures and to provide liquidity for meeting working capital or other needs. At June 30, 2002, borrowings outstanding under this line of credit were $14,239,000. The line of credit agreement contains covenants which require the Company to achieve specified levels of senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization) and to maintain certain other financial ratios. The Company was in compliance with these covenants at June 30, 2002 and, based on a current assessment of its business, believes it will continue to comply with these covenants during the remainder of 2002. The credit agreement also contains certain limitations on capital expenditures and restaurant development by the Company (generally limiting the Company to the development of two new restaurants per year) and restricts the Company's ability to incur additional debt outside the bank line of credit.

     The interest rate on borrowings under the line of credit is currently based on LIBOR plus a spread of two to three percent, depending on the ratio of senior debt to EBITDA. This agreement was recently amended to extend the expiration date to October 1, 2002. The agreement also includes an option to convert outstanding borrowings to a term loan prior to that time. In the event of conversion, the principal would be repaid in 84 equal monthly installments. Because the line of credit is scheduled to mature within three months of June 30, 2002, $1,526,000, representing nine months' principal payments if the total credit line balance were converted to a term loan, has been reflected as a current liability in the June 30, 2002 balance sheet.

     While management believes its existing credit facility will be adequate to meet its financing needs during 2002, it is in the final stages of evaluating proposals for long-term real estate financing and believes that such financing will be available on acceptable terms in an amount sufficient to reduce or fully repay the current line of credit as well as provide for payment related to the remaining balance of its convertible debentures. The Company presently intends to obtain such financing, but there can be no assurance that it will be successful in doing so. Interest rates on financing of this nature are expected to be significantly higher than those currently being paid on balances outstanding under the Company's line of credit. If the Company is unsuccessful in obtaining long-term real estate financing, then it can exercise the option to convert its credit facility to a term loan, as described above, and would pursue alternate financing sources.


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

     o Income Taxes - the Company had $5,056,000 of gross deferred tax assets at December 30, 2001, consisting principally of $4,013,000 of tax credit carryforwards and $552,000 of net operating loss carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is "more likely than not" that such assets will ultimately be realized. Due to losses incurred from 1997 through 1999 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of its costs being fixed or semi-fixed in nature, management has been unable to conclude that it is more likely than not that its existing deferred tax assets will be realized and has maintained a valuation allowance for 100% of its net deferred tax assets, net of deferred tax liabilities, since 1997. As a result, the Company currently provides for income taxes only to the extent that it expects to pay cash taxes (primarily state taxes and the federal alternative minimum tax) on current taxable income. It is possible, however, that the Company could generate profits in the future at levels which would cause management to conclude that it is more likely than not that the Company will realize all or a portion of its various net deferred tax assets. Upon reaching such a conclusion, management would record the estimated net realizable value of the deferred tax assets. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause the Company's provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the various carryforwards was fully utilized.

     o Impairments of Long-Lived Assets - when events and circumstances indicate that long-lived assets - most typically assets associated with a specific restaurant - might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions relative to the restaurant's future sales performance, cost of sales, labor, operating expenses and occupancy costs, which include property taxes, property and casualty insurance premiums and other similar costs associated with the restaurant's operation. The resulting forecast of undiscounted cash flows represents management's best estimate based on both historical results and management's expectation of future operations for that particular restaurant. To date, all of the Company's long-lived assets have been determined to be recoverable based on management's estimates of future cash flows.

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

PART II - OTHER INFORMATION
---------------------------


Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit(10)(a)  Correspondence dated June 18, 2002, extending maturity date of loan from Bank of America, NA ("Bank"), to J. Alexander's Corporation & J. Alexander's Restaurants, Inc. ("Borrower"), in the original principal amount of $20,000,000.

          (b)  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            J. ALEXANDER'S CORPORATION


Date: 8/14/02                               /s/ Lonnie J. Stout II
      ----------------------------------    ------------------------------------
                                            Lonnie J. Stout II
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: 8/14/02                               /s/ R. Gregory Lewis
      ----------------------------------    ------------------------------------
                                            R. Gregory Lewis
                                            Vice-President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit No.                                                             Page No.
-----------                                                             --------

(10)(a)             Correspondence dated June 18, 2002,                    20
                    extending maturity date of loan from
                    Bank of America, NA ("Bank"), to
                    J. Alexander's Corporation &
                    J. Alexander's Restaurants, Inc.
                    ("Borrower"), in the original
                    principal amount of $20,000,000.