Form 10-Q
period 2002-09-29
ALEXANDERS J CORP
filed 2002-11-13
CIK 103884

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                             to                  .
                               ---------------------------    -----------------

Commission file number 1-8766


                           J. ALEXANDER'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                                              62-0854056
-------------------------------                             -------------------
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

Yes  [X]    No  [ ]

         Common Stock Outstanding - 6,684,735 shares at November 12, 2002.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                            SEPTEMBER 29       December 30
                                                                               2002               2001
                                                                            ------------       -----------
                                                                            (Unaudited)


                                          ASSETS
CURRENT ASSETS
   Cash and cash equivalents .....................................            $   782            $ 1,035
   Accounts and notes receivable, including current portion of
      direct financing leases ....................................                115                174
   Inventories ...................................................                737                936
   Prepaid expenses and other current assets .....................                633                835
                                                                              -------            -------
   TOTAL CURRENT ASSETS ..........................................              2,267              2,980

OTHER ASSETS .....................................................                964                902

PROPERTY AND EQUIPMENT, at cost, less allowances for
   depreciation and amortization of $25,413 and $22,575 at
   September 29, 2002, and December 30, 2001, respectively .......             67,896             66,946

DEFERRED CHARGES, less amortization ..............................                550                475
                                                                              -------            -------

                                                                              $71,677            $71,303
                                                                              =======            =======

                                                                                     SEPTEMBER 29          December 30
                                                                                        2002                  2001
                                                                                     ------------          -----------
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .......................................................            $  2,393             $  2,598
   Accrued expenses and other current liabilities .........................               4,773                3,956
   Unearned revenue .......................................................               1,771                2,415
   Current portion of long-term debt and obligations under
      capital leases ......................................................               8,078                2,746
                                                                                       --------             --------
      TOTAL CURRENT LIABILITIES ...........................................              17,015               11,715

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
   LEASES, net of portion classified as current ...........................              13,438               19,532

OTHER LONG-TERM LIABILITIES ...............................................               2,206                1,886

STOCKHOLDERS' EQUITY
   Common Stock, par value $.05 per share:  Authorized 10,000,000 shares; issued and outstanding 6,705,535 and 6,797,618 shares at
      September 29, 2002, and December 30, 2001, respectively .............                 335                  340
   Preferred Stock, no par value: Authorized 1,000,000 shares; none
      issued ..............................................................                  --                   --
   Additional paid-in capital .............................................              34,464               34,739
   Retained earnings ......................................................               5,637                4,692
                                                                                       --------             --------
                                                                                         40,436               39,771

   Note receivable - Employee Stock Ownership Plan ........................                (688)                (688)
   Employee notes receivable - 1999 Loan Program ..........................                (730)                (913)
                                                                                       --------             --------
      TOTAL STOCKHOLDERS' EQUITY ..........................................              39,018               38,170
                                                                                       --------             --------

                                                                                       $ 71,677             $ 71,303
                                                                                       ========             ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Nine Months Ended                           Quarter Ended
                                                        -----------------------------             -----------------------------
                                                        SEPT. 29             Sept. 30             SEPT. 29             Sept. 30
                                                          2002                 2001                 2002                 2001
                                                        --------             --------             --------             --------
Net sales ..................................            $ 73,680             $ 67,076             $ 23,698             $ 22,188

Costs and expenses:
   Cost of sales ...........................              23,338               21,922                7,570                7,310
   Restaurant labor and related costs ......              24,644               22,493                8,073                7,607
   Depreciation and amortization of
      restaurant property and equipment ....               3,295                3,148                1,099                1,055
   Other operating expenses ................              13,849               12,370                4,651                4,209
                                                        --------             --------             --------             --------
      Total restaurant operating expenses ..              65,126               59,933               21,393               20,181

General and administrative expenses ........               5,936                5,380                1,910                1,945
Pre-opening expense ........................                  42                  558                   42                  453
                                                        --------             --------             --------             --------
Operating income (loss) ....................               2,576                1,205                  353                 (391)
Other income (expense):
   Interest expense, net ...................                (829)                (975)                (247)                (300)
   Gain on purchase of debentures ..........                  --                    7                   --                   --
   Other, net ..............................                 (60)                 (35)                 (28)                  24
                                                        --------             --------             --------             --------
      Total other expense ..................                (889)              (1,003)                (275)                (276)
                                                        --------             --------             --------             --------

Income (loss) before income taxes ..........               1,687                  202                   78                 (667)
Income tax (provision) benefit .............                (742)                (242)                 (34)                 393
                                                        --------             --------             --------             --------
Net income (loss) ..........................            $    945             $    (40)            $     44             $   (274)
                                                        ========             ========             ========             ========

Basic earnings (loss) per share ............            $    .14             $   (.01)            $    .01             $   (.04)
                                                        ========             ========             ========             ========

Diluted earnings (loss) per share ..........            $    .14             $   (.01)            $    .01             $   (.04)
                                                        ========             ========             ========             ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED IN THOUSANDS)

                                                                             Nine Months Ended
                                                                        -----------------------------
                                                                        SEPT. 29             Sept. 30
                                                                          2002                 2001
                                                                        --------             --------
Net cash provided by operating activities ..................            $  5,098             $  3,794

Net cash used by investing activities:
   Purchase of property and equipment ......................              (4,437)              (6,107)
   Other investing activities ..............................                 (55)                 (55)
                                                                        --------             --------
                                                                          (4,492)              (6,162)

Net cash (used) provided by financing activities:
   Payments on debt and obligations under capital leases ...              (1,723)              (1,327)
   Proceeds under bank line of credit agreement ............              29,586               30,345
   Payments under bank line of credit agreement ............             (28,625)             (26,829)
   Other ...................................................                 (97)                 (45)
                                                                        --------             --------
                                                                            (859)               2,144

Decrease in cash and cash equivalents ......................                (253)                (224)

Cash and cash equivalents at beginning of period ...........               1,035                1,057
                                                                        --------             --------

Cash and cash equivalents at end of period .................            $    782             $    833
                                                                        ========             ========


See notes to consolidated condensed financial statements.

J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year's consolidated condensed financial statements to conform to the 2002 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                              Nine Months Ended                      Quarter Ended
                                                                  --------------------------            --------------------------
                                                                  SEPT. 29          Sept. 30            SEPT. 29          Sept. 30
                                                                    2002              2001                2002              2001
                                                                  --------          --------            --------          --------
NUMERATOR:
Net income (loss) (numerator for basic earnings
      per share) ......................................            $  945            $   (40)            $   44            $  (274)
Effect of dilutive securities .........................                --                 --                 --                 --
                                                                   ------            -------             ------            -------
Net income (loss) after assumed conversions
      (numerator for diluted earnings per share) ......            $  945            $   (40)            $   44            $  (274)
                                                                   ======            =======             ======            =======

DENOMINATOR:
Weighted average shares (denominator for basic
      earnings per share) .............................             6,780              6,853              6,764              6,844
Effect of dilutive securities:
      Employee stock options ..........................                59                 --                 61                 --
                                                                   ------            -------             ------            -------
Adjusted weighted average shares and assumed
      conversions (denominator for diluted earnings
      per share) ......................................             6,839              6,853              6,825              6,844
                                                                   ======            =======             ======            =======

Basic earnings (loss) per share .......................            $  .14            $  (.01)            $  .01            $  (.04)
                                                                   ======            =======             ======            =======
Diluted earnings (loss) per share .....................            $  .14            $  (.01)            $  .01            $  (.04)
                                                                   ======            =======             ======            =======

         In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their anti-dilutive impact. For the quarter ended September 29, 2002, options to purchase 247,000 shares of common stock at prices ranging from $3.44 to $11.69 were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the nine months ended September 29, 2002, options to purchase 417,000 shares of common stock at prices ranging from $2.75 to $11.69 were excluded from the diluted earnings per share calculation.

         Due to the net losses incurred during both the second quarter and nine months ended September 30, 2001, all outstanding options were excluded from the computation of diluted earnings per share for these periods.

NOTE C - SUBSEQUENT EVENT

         On October 29, 2002, the Company completed, through an indirect wholly-owned subsidiary, a mortgage loan transaction in the amount of $25,000,000. The mortgage loan has an effective interest rate of approximately 8.2% per annum and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. These funds were used to pay off the outstanding balance of $15,470,000 on the Company's bank line of credit as of October 29, 2002. Remaining funds were invested in short term money market funds and are expected to be used primarily for retiring the Company's $6,250,000 of convertible subordinated debentures which are due in June 2003.

         Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company's leverage ratio not exceed a specified level. The loan is pre-payable without penalty after five years, with a yield maintenance penalty, if applicable, in effect prior to that time.

         The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company's restaurant locations with an aggregate book value of $26,988,000 at September 29, 2002. The real property at these locations is owned by JAX Real Estate, LLC, a newly formed entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.

         In addition to JAX Real Estate, LLC, other wholly-owned subsidiaries of the Company, JAX RE Holdings, LLC and JAX Real Estate Management, Inc., were formed in connection with the transaction to act as a holding company and a member of the board of managers of JAX Real Estate, LLC, respectively. While all of these subsidiaries will be included in the Company's consolidated financial statements, each of them was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

         The September 29, 2002, balance sheet presents long-term debt and obligations under capital leases as to its current or long term portions based on the scheduled maturities of the debt at that time. Borrowings outstanding under the Company's unsecured bank line of credit totaled $15,232,000 at September 29, 2002. Because the credit line, which was scheduled to mature on December 1, 2002, contained a provision allowing the Company to convert borrowings outstanding under the line to a term loan payable in 84 equal monthly installments of principal plus interest, $1,813,000, representing ten months' principal payments if the total credit line balance were converted to a term loan, was reflected as a current liability in the September 29, 2002 balance sheet. The $6,250,000 of convertible subordinated debentures maturing in June 2003 was also reflected as a current liability in the September 29, 2002 balance sheet.

         The following presentation reflects the classification of long-term debt and obligations under capital leases on a pro forma basis as of September 29, 2002, as if the $25,000,000 mortgage loan had been completed and the outstanding balance of $15,232,000 under the Company's bank line of credit as well as the $6,250,000 of convertible subordinated debentures had been retired at that date:

                                                          As Presented            Pro Forma
                                                          ------------           -----------
Current portion of long-term debt and
      obligations under capital leases                    $ 8,078,000            $   530,000

Long-term debt and obligations under
      capital leases, net of portion
      classified as current                               $13,438,000            $24,504,000

This pro forma presentation includes approximately $3,518,000 of debt obligations which were not actually outstanding at September 29, 2002. In addition, on the basis of this presentation, $2,793,000 of additional cash which is not reflected above would have been available to the Company.

NOTE D - INCOME TAXES

         The Company's provisions for income taxes for the first nine months and third quarters of both 2002 and 2001 include the effect of estimated federal alternative minimum tax (AMT) and state income taxes payable.

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

NOTE E - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") in July 2001. SFAS 142 requires that upon adoption, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company's Consolidated Statements of Operations bear to total net sales, and (ii) other selected operating data:

                                                               Nine Months Ended                        Quarter Ended
                                                          ----------------------------          ----------------------------
                                                           SEPT. 29           Sept. 30          SEPT. 29            Sept. 30
                                                            2002                2001              2002                2001
                                                          ---------          ---------          ---------          ---------

Net sales ........................................            100.0%             100.0%             100.0%             100.0%
Costs and expenses:
      Cost of sales ..............................             31.7               32.7               31.9               32.9
      Restaurant labor and related costs .........             33.4               33.5               34.1               34.3
      Depreciation and amortization of
            restaurant property and equipment ....              4.5                4.7                4.6                4.8
      Other operating expenses ...................             18.8               18.4               19.6               19.0
                                                          ---------          ---------          ---------          ---------
            Total restaurant operating expenses ..             88.4               89.4               90.3               91.0

General and administrative expenses ..............              8.1                8.0                8.1                8.8
Pre-opening expense ..............................              0.1                0.8                0.2                2.0
                                                          ---------          ---------          ---------          ---------
Operating income (loss) ..........................              3.5                1.8                1.5               (1.8)
Other income (expense):
      Interest expense, net ......................             (1.1)              (1.5)              (1.0)              (1.4)
      Other, net .................................             (0.1)              (0.1)              (0.1)               0.1
                                                          ---------          ---------          ---------          ---------
            Total other expense ..................             (1.2)              (1.5)              (1.2)              (1.2)
                                                          ---------          ---------          ---------          ---------

Income (loss) before income taxes ................              2.3                0.3                0.3               (3.0)
Income tax (provision) benefit ...................             (1.0)              (0.4)              (0.1)               1.8
                                                          ---------          ---------          ---------          ---------
Net income (loss) ................................              1.3%              (0.1)%              0.2%              (1.2)%
                                                          =========          =========          =========          =========

Restaurants open at end of period ................                                                     24                 23

Weighted average weekly sales per restaurant:
      All restaurants ............................        $  78,800          $  77,800          $  76,000          $  76,500
      Same store restaurants .....................        $  78,900          $  77,800          $  76,400          $  76,500

NET SALES

         Net sales increased by $6,604,000, or 9.8%, and $1,510,000, or 6.8%, for the first nine months and third quarter of 2002, respectively, as compared to the same periods of 2001. These increases were attributable to new restaurants opened during September and December of 2001 and, for the nine month period ended September 29, 2002, to sales increases within the

Company's same store restaurant base. Same store sales, which include comparable results for all restaurants open for more than 18 months, averaged $78,900 and $76,400 per week on a base of 22 restaurants during the nine months and third quarter ended September 29, 2002 compared to averages of $77,800 and $76,500 during the corresponding periods of 2001.

         Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.82 and $15.74 for the first nine months and third quarter of 2002, representing increases of 3.7% and 2.1% compared to $15.25 and $15.42 for the same periods of 2001. Menu prices for the first nine months and third quarter of 2002 increased by an estimated 2.2% and 0.8%, respectively, compared to the same periods in 2001. The Company estimates that customer traffic (guest counts) on a same store basis decreased by approximately 2.4% and 2.1% during the first nine months and third quarter of 2002, respectively, compared to the corresponding periods of 2001.

         The menu price increases referenced above are primarily attributed to modest price increases implemented by management during August and October of 2001 on selected menu items in order to positively impact both sales performance and profitability. While customer traffic decreased during the first nine months and third quarter of 2002 compared to the corresponding periods of 2001, management anticipates that the effect of menu management and continued emphasis on providing professional service will reverse this trend over time. However, management anticipates that growth in customer traffic may continue to be constrained for the remainder of 2002 as the nation's economy has not recovered as quickly as hoped.

COSTS AND EXPENSES

         Total restaurant operating expenses decreased to 88.4% and 90.3% of sales in the first nine months and third quarter of 2002 compared to 89.4% and 91.0% in the corresponding periods of 2001. These decreases were due primarily to lower cost of sales which decreased to 31.7% and 31.9% of sales in the first nine months and third quarter of 2002 from 32.7% and 32.9% in the corresponding periods of 2001. The decreases in cost of sales were due to the impact of increased menu prices and favorable costs associated with pork, poultry and effective March 1, 2002, beef, which more than offset increased produce costs incurred during the first quarter of 2002 as a result of inclement weather in the western United States and during August and September of 2002 upon expiration of the Company's favorably priced potato contract.

         Restaurant labor and related costs decreased from 34.3% of sales during the third quarter of 2001 to 34.1% of sales during the same period of 2002. This decrease is attributed to the favorable effect of an increase during January of 2002 in the tip share percentage which servers are required to contribute to each restaurant's tip pool which, in turn, reduced the hourly wage paid by the Company to other employees receiving distributions from the tip pool program. This change more than offset the impact of increased wages associated with kitchen staff, increased payouts related to the Company's restaurant level bonus program, and increases in workers' compensation insurance premiums and other benefit related items. These same factors resulted in restaurant labor and related costs decreasing to 33.4% of sales for the first nine months of 2002 compared to 33.5% of sales during the same period of 2001.

         Depreciation and amortization of restaurant property and equipment decreased to 4.5% and 4.6% of sales during the first nine months and third quarter of 2002, compared to 4.7% and 4.8% of sales during the corresponding periods of the prior year, primarily due to assets which became fully depreciated subsequent to September 30, 2001.

         Other operating expenses increased to 18.8% and 19.6% of sales during the first nine months and third quarter of 2002 compared to 18.4% and 19.0% of sales in the corresponding periods of 2001. These increases are primarily related to higher premiums associated with the Company's property and casualty insurance program effective October 1, 2001, additional rent expense, and higher repair and maintenance expenditures.

         Management expects a generally favorable cost environment for the remainder of 2002 as a result of lower beef prices and other factors. The Company's property and casualty insurance program was renewed effective October 1, 2002 at rates comparable to those for the policy year ended September 30, 2002. Management believes that, based on current sales trends and cost estimates, the Company will post operating results for the fourth quarter generally comparable to those realized during the same period of 2001 and that the full year of 2002 will reflect improved operating results compared to those realized during 2001.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled 8.1% of sales for both the first nine months and third quarter of 2002 compared to 8.0% and 8.8% of sales for the corresponding periods of 2001. For the nine months ended September 29, 2002, general and administrative expenses increased $556,000 compared to the same period in 2001, as the inclusion of bonus accruals, increases in other employee benefit obligations, and higher management trainee salaries more than offset decreases in travel costs and employee procurement and relocation expense. For the third quarter of 2002, general and administrative expenses decreased $35,000 compared to the same period of 2001 as decreases in travel costs and employee procurement and relocation expenses more than offset the impact of increased expenses in other areas. Management anticipates that general and administrative expenses will increase only slightly, if at all, as a percentage of sales for fiscal 2002 when compared to fiscal 2001.

OTHER INCOME (EXPENSE)

         Net interest expense decreased from $975,000 to $829,000 during the first nine months of 2002 compared to the same period of 2001. For the third quarter, net interest expense decreased from $300,000 in 2001 to $247,000 during the corresponding quarter of 2002. These decreases reflect reduced balances associated with the Company's convertible subordinated debentures and lower interest rates on the Company's line of credit, which more than offset increases in the average principal balance outstanding under the line during the 2002 periods.

INCOME TAXES

         The Company's provisions for income taxes for the first nine months and third quarters of both 2002 and 2001 include the effect of estimated federal alternative minimum tax (AMT) and state income taxes payable.

         The effective tax rates used in all periods are higher than the federal statutory rate because the AMT rate is applied to the Company's pre-tax accounting income after adding back certain tax preference items as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a 100% valuation allowance on its deferred tax assets, no benefit is recognized in the current year's income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of other tax carryforwards that it has accumulated.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary needs for capital in recent years have been for the development and maintenance of its J.Alexander's restaurants and for meeting required debt service obligations. The Company has met these needs and maintained liquidity primarily by use of cash flow from operations and use of a bank line of credit. The Company had cash flow from operations totaling $5,098,000 and $3,794,000 during the first nine months of 2002 and 2001, respectively. Cash and cash equivalents decreased from $1,035,000 at year end 2001 to $782,000 at September 29, 2002.

         On October 29, 2002, the Company obtained $25,000,000 of long term financing through completion of a mortgage loan transaction. The mortgage loan has an effective interest rate of approximately 8.2% per annum and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. These funds were used to pay off the outstanding balance of $15,470,000 on the Company's bank line of credit as of October 29, 2002, terminating that facility. Remaining funds were invested in short term money market funds and are expected to be used primarily for retiring the Company's $6,250,000 of convertible subordinated debentures which are due in June 2003.

         Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company's leverage ratio not exceed a specified level. The loan is pre-payable without penalty after five years, with a yield maintenance penalty, if applicable, in effect prior to that time.

         The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company's restaurant locations with an aggregate book value of $26,988,000 at September 29, 2002. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, while an indirect wholly owned subsidiary of the Company which will be included in the Company's consolidated financial statements, was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

         The September 29, 2002, balance sheet presents long-term debt and obligations under capital leases as to its current or long term portions based on the scheduled maturities of the debt at that time. Borrowings outstanding under the Company's unsecured bank line of credit totaled $15,232,000 at September 29, 2002. Because the credit line, which was scheduled to mature on December 1, 2002, contained a provision allowing the Company to convert borrowings outstanding under the line to a term loan payable in 84 equal monthly installments of principal plus interest, $1,813,000, representing ten months' principal payments if the total credit line balance were converted to a term loan, was reflected as a current liability in the September 29, 2002 balance sheet. The $6,250,000 of convertible subordinated debentures maturing in June 2003 was also reflected as a current liability in the September 29, 2002 balance sheet.

         The following presentation reflects the classification of long-term debt and obligations under capital leases on a pro forma basis as of September 29, 2002, as if the $25,000,000 mortgage loan had been completed and the outstanding balance of $15,232,000 under the Company's bank line of credit as well as the $6,250,000 of convertible subordinated debentures had been retired at that date:

                                                      As Presented            Pro Forma
                                                      ------------           -----------
Current portion of long-term debt and
      obligations under capital leases                $ 8,078,000            $   530,000

Long-term debt and obligations under
      capital leases, net of portion
      classified as current                           $13,438,000            $24,504,000

This pro forma presentation includes approximately $3,518,000 of debt obligations which were not actually outstanding at September 29, 2002. In addition, on the basis of this presentation, $2,793,000 of additional cash which is not reflected above would have been available to the Company.

         The Company's primary need for capital is expected to continue to be for the development and maintenance of its J. Alexander's restaurants, the cost of which management estimates to be approximately $6.7 million for 2002. This amount includes expenditures for improvements to the Company's existing restaurants as well as for a significant portion of the costs of a new restaurant to be opened in early 2003. The Company may also make purchases of up to $1,000,000 of its common stock under a repurchase program authorized by the Company's Board of Directors. From June 2001 through November 7, 2002, the Company has repurchased approximately 233,000 shares at a cost of approximately $636,000. The Company generally does not repurchase shares following the end of its fiscal quarter until after results for the quarter have been publicly announced.

         While a working capital deficit of $14,748,000 existed as of September 29, 2002, the Company does not believe this deficit impairs the overall financial condition of the Company. A significant portion of the current liabilities reflected in the September 29, 2002 balance sheet relates to debt which was refinanced subsequent to September 29, 2002, as discussed above. Further, certain of the Company's expenses, particularly depreciation and amortization, do not require current outlays of cash, and requirements for funding accounts receivable and inventories are relatively insignificant; thus virtually all cash generated by operations is available to meet current obligations, which include rental expense and other restaurant operating expenses.

         Management believes that cash and short term investments on hand following the financing transaction described above combined with cash flow from operations will be adequate to meet its financing needs through the upcoming year. However, it also plans to negotiate a new bank line of credit which would provide additional liquidity if needed to meet the Company's development or working capital needs. While management believes that such financing will be available on acceptable terms, there can be no assurance that a satisfactory credit line can be obtained.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On October 29, 2002, the Company completed a mortgage loan transaction in the amount of $25,000,000 with net proceeds, after deducting fees and expenses associated with the transaction, totaling approximately $24,275,000. The mortgage loan has an effective interest rate of 8.2% per annum and is payable in equal monthly installments of principal and interest over a period of 20 years. Proceeds from this loan were used to pay off the outstanding balance of $15,470,000 on the Company's bank line of credit as of October 29, 2002, terminating this facility. Remaining funds were invested in short term money market funds and are expected to be used primarily for retiring the Company's $6,250,000 of convertible subordinated debentures which are due in June 2003. The interest rate on borrowings outstanding under the bank line of credit was based on LIBOR plus two to three percent, depending on certain financial ratios achieved by the Company. Thus, while the Company is no longer subject to market risk from exposure to changes in interest rates relative to its bank line of credit facility, market risk does exist with respect to exposure to changes in interest rates affecting the loan proceeds referenced above which have been invested in money market funds. However, the Company does not consider its current exposure to changes in such rates to be material.

         Aside from the factors noted above, there have been no material changes in the disclosures set forth in Item 7a of the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after completing the evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 11, 2002, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         Exhibit (10)(a)   Correspondence dated August 29, 2002, extending maturity date of loan from Bank of America, NA
                           ("Bank"), to J. Alexander's Corporation & J. Alexander's Restaurants, Inc. ("Borrower"), in the original principal amount of $20,000,000.

         Exhibit (10)(b)   Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX
                           Real Estate, LLC.

         Exhibit (10)(c)   Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander's
                           Restaurants, Inc.

         Exhibit (10)(d)   Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander's
                           Corporation and JAX Real Estate, LLC.

         Exhibit (10)(e)   Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation.

         Exhibit 99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

         Exhibit 99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

         (b)      On August 14, 2002, the Company filed a Form 8-K containing
                  Item 9, Regulation FD Disclosure. Certifications of Lonnie J. Stout II and R. Gregory Lewis, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were attached as exhibits pursuant to Item 7 of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    J. ALEXANDER'S CORPORATION


Date:    11/13/02                   /s/ Lonnie J. Stout II
     ------------------             -------------------------------------------
                                    Lonnie J. Stout II
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    11/13/02                   /s/ R. Gregory Lewis
     ------------------             -------------------------------------------
                                    R. Gregory Lewis
                                    Vice-President and Chief Financial Officer
                                    (Principal Financial Officer)


CERTIFICATIONS:

I, Lonnie J. Stout II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. Alexander's Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Lonnie J. Stout II
    ------------------------------------------
    Lonnie J. Stout II
    Chairman of the Board,
    Chief Executive Officer
    and President

I, R. Gregory Lewis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. Alexander's Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ R. Gregory Lewis
    ---------------------------------------
    R. Gregory Lewis
    Vice President, Chief Financial Officer
    and Secretary

                   J. ALEXANDER'S CORPORATION AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit No.                                                                  Page No.
-----------                                                                  --------

   (10)(a) Correspondence dated August 29, 2002, extending maturity date of loan from Bank of America, NA
                  ("Bank"), to J. Alexander's Corporation & J.
                  Alexander's Restaurants, Inc. ("Borrower"), in the original principal amount of $20,000,000.

  (10)(b) Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC.

  (10)(c) Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander's
                  Restaurants, Inc.

  (10)(d)         Unconditional Guaranty of Payment and
                  Performance dated October 29, 2002 by and between J. Alexander's Corporation and JAX
                  Real Estate, LLC.

  (10)(e)         Form of Promissory Note Agreement dated
                  October 29, 2002 by and between JAX Real
                  Estate, LLC and GE Capital Franchise Finance
                  Corporation.

  Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.