Form 10-K
period 2002-12-29
ALEXANDERS J CORP
filed 2003-03-28
CIK 103884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended December 29, 2002.
OR
Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________ to _______________

Commission file number 1-8766

J. ALEXANDER’S CORPORATION

(Exact name of Registrant as specified in its charter)

Tennessee	62-0854056

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 24300
3401 West End Avenue
Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (615)269-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which registered:

Common stock, par value $.05 per share.	American Stock Exchange
Series A junior preferred stock purchase rights.	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act of 1934 Rule 12b-2). Yes [  ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of March 25, 2003, was $13,500,688, assuming that (i) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (ii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.

     The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 25, 2003, was 6,533,935.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I
RESTAURANT OPERATIONS
SERVICE MARK
COMPETITION
PERSONNEL
GOVERNMENT REGULATION
FORWARD-LOOKING STATEMENTS
RISK FACTORS
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION
EX-21 LIST OF SUBSIDIARIES
EX-23 CONSENT OF INDEPENDENT AUDITORS
EX-99.1 CERTIFICATION OF CEO
EX-99.2 CERTIFICATION OF CFO

PART I

Item 1. Business

     J. Alexander’s Corporation (the “Company”) was organized in 1971 and, as of December 29, 2002, operated as a proprietary concept 24 J. Alexander’s full-service, casual dining restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

     Unless the context requires otherwise, all references to the Company include J. Alexander’s Corporation and its subsidiaries.

RESTAURANT OPERATIONS

     General. J. Alexander’s is a quality casual dining restaurant with a contemporary American menu. J. Alexander’s strategy is to provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and which are served by a courteous, friendly and well-trained service staff. The Company believes that quality food, outstanding service and value are critical to the success of J. Alexander’s.

     Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $5.95 to $24.00. The Company estimates that the average check per customer for fiscal 2002, excluding alcoholic beverages, was $15.83. J. Alexander’s net sales during fiscal 2002 were $98.8 million, of which alcoholic beverage sales accounted for approximately 15.5%.

     The Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997, two restaurants in 1998, one restaurant during each of 1999 and 2000 and two restaurants in 2001. The Company opened its 25th J. Alexander’s restaurant during March 2003 in Northbrook, Illinois and plans to open an additional restaurant in Chicago, Illinois, near Lincoln Park, in the fourth quarter of 2003.

     Menu. The J. Alexander’s menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company’s commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. midwestern, corn-fed choice beef, aged a minimum of 21 days; and imported Italian pasta, topped with fresh grated parmesan cheese, is used. Emphasis on quality is present throughout the entire J. Alexander’s menu. Desserts such as chocolate cake and carrot cake are prepared in-house, and most restaurants bake featured croissants in-house as well.

     Guest Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander’s concept. The management staff of each restaurant are referred to as “coaches” and the other employees as “champions”. The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander’s restaurant typically employs four to five fully-trained concept coaches and two kitchen coaches. Many of the coaches have previous experience in full-service restaurants and all complete an intensive J. Alexander’s development program, generally lasting for 19 weeks, involving all aspects of restaurant operations.

     Each J. Alexander’s restaurant has approximately 40 to 60 service personnel, 25 to 30 kitchen employees, 8 to 10 host persons and 6 to 8 pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander’s restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary entrees in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company’s standards. Further, all members of the service staff are trained to know the Company’s product specifications and to alert management of any potential problems.

     Quality Assurance. A key position in each J. Alexander’s restaurant is the quality control coordinator. This position is staffed by a coach who inspects each plate of food before it is served to a guest. The Company believes that this product inspection by a member of management is a significant factor in maintaining consistent, high food quality in its restaurants.

     Another important component of the quality assurance system is the preparation of taste plates. Certain menu items are taste-tested daily by a coach to ensure that only the highest quality food is served in the restaurant. The Company also uses a service evaluation program to monitor service staff performance, food quality and guest satisfaction.

     Restaurant Design and Site Selection. The J. Alexander’s restaurants built from 1992 through a portion of 1996 have generally been freestanding structures that contain approximately 7,400 square feet and seat approximately 230 people. The exterior of these restaurants typically combines brick, fieldstone and copper with awnings covering the windows and entrance. The restaurants’ interiors are designed to provide a comfortable dining experience and feature high ceilings, wooden trusses with exposed ductwork and an open kitchen immediately adjacent to the reception area. Consistent with the Company’s intent to develop different looks for different markets, the last three restaurants opened in 1996 represented a departure from the “warehouse” style building described above. The J. Alexander’s in Troy, Michigan is located inside the Somerset Collection mall and features a very upscale, contemporary design. The Chattanooga, Tennessee J. Alexander’s features a stucco style exterior and includes a number of other unique design features as the result of being converted from another freestanding restaurant building acquired by the Company. Beginning with the Memphis, Tennessee restaurant opened in December 1996, a number of J. Alexander’s restaurants have been built based on a building design intended to provide a high level of curb appeal using exterior craftsman-style architecture with natural materials such as stone, stained woods and weathering copper. The Company developed a new building design in conjunction with its entry into the Baton Rouge market during 1998 and utilized a similar building for its restaurants in West Bloomfield, Michigan and Cincinnati, Ohio. Interior finishes and materials which reflect the blend of international and Craftsman architecture are featured in this design. Elements such as steel, concrete, stone and glass are subtly incorporated to give a contemporary feel to the space and provide an overall comfortable ambiance.

     The Company’s three newest restaurants (Boca Raton, Atlanta and Northbrook) maintain the Wrightian architectural style of the more recent J. Alexander’s designs. The buildings feature a high central-barreled roof and exposed structural steel system over an open, symmetrical plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape. Management anticipates opening one additional restaurant during 2003 located in Chicago, Illinois, near Lincoln Park. This restaurant will be located in an upscale urban shopping district and will prominently occupy approximately 7,500 square feet of a restored warehouse building.

     Management estimates that capital expenditures for development of the two new restaurants planned in 2003 and for other additions and improvements to existing restaurants will total approximately $6.0 to $6.5 million in 2003. In addition, the Company is actively seeking locations for additional restaurants to be opened in 2004. If satisfactory locations are found and successfully negotiated, any amounts expended in 2003 for these locations, including land acquisition if the sites are purchased, will be in addition to the amounts discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander’s restaurant is currently approximately $3.4 to $3.9 million. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to find sites that are available for purchase and the Company has leased the sites for all but two of its restaurants opened since 1997. The cost of land purchased prior to 1998 averaged approximately $1 million per location. However, the two sites most recently purchased have averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.25 to $2 million, and could exceed this range for exceptional properties.

     The Company is actively seeking to acquire additional sites for new J. Alexander’s restaurants. Its current plans are to open one to two new restaurants per year. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander’s restaurants.

     The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander’s operations. Once a prospective site is identified and preliminary site analysis is performed and evaluated, members of the Company’s senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company believes that this site selection strategy results in quality restaurant locations.

SERVICE MARK

     The Company has registered the service mark J. Alexander’s Restaurant with the United States Patent and Trademark Office and believes that it is of material importance to the Company’s business.

COMPETITION

     The restaurant industry is highly competitive. The Company believes that the principal competitive factors within the industry are site location, product quality, service and price; however, menu variety, attractiveness of facilities and customer recognition are also important factors. The Company’s restaurants compete not only with numerous other casual dining restaurants with national or regional images, but also with other types of food service operations in the vicinity of each of the Company’s restaurants. These include other restaurant chains or franchise operations with greater public recognition, substantially greater financial resources and higher total sales volume than the Company. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

PERSONNEL

     As of December 29, 2002, the Company employed 2,250 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

GOVERNMENT REGULATION

     Each of the Company’s restaurants is subject to various federal, state and local laws, regulations and administrative practices relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Restaurant operating costs are also affected by other governmental actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.

     Alcoholic beverage control regulations require each of the Company’s J. Alexander’s restaurants to apply for and obtain from state authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant’s operations. In certain states, the Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the twelve states where J. Alexander’s operates, eleven have dram-shop statutes or recognize a cause of action for damages relating to sales of liquor to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit of $2 million and a limit per “common cause” of $1 million as part of its comprehensive general liability insurance.

     The Americans with Disabilities Act (“ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. Construction and remodeling projects since January 1992 have taken into account the requirements of the ADA. While no further expenditures relating to ADA compliance in existing restaurants are anticipated, the Company could be required to further modify its restaurants’ physical facilities to comply with the provisions of the ADA.

FORWARD-LOOKING STATEMENTS

     The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

RISK FACTORS

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-five J. Alexander’s restaurants, of which four have been open for less than three years. Because of the Company’s relatively small J. Alexander’s restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.

     The Company Faces Intense Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company’s restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.

     The Company May Experience Fluctuations in Quarterly Results. The Company’s quarterly results of operations are affected by timing of the opening of new J. Alexander’s restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. The Company’s business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company’s profitability due to increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

     Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Revenues and Operating Results. Weak general economic conditions could decrease discretionary spending by consumers and could impact the frequency with which the Company’s customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company’s revenues. Additionally, continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and other military conflict may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company’s customers could have an adverse effect on revenues and operating results.

     The Company’s Operating Strategy is Dependent on Providing Exceptional Food Quality and Outstanding Service. The Company’s success depends largely upon its ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which the J. Alexander’s concept is based. Qualified individuals of the caliber and number needed to fill these positions are in short supply in some areas and competition for qualified employees could require the Company to pay higher wages to attract sufficient employees. Also, increases in employee turnover could have an adverse effect on food quality and guest service resulting in an adverse effect on revenues and results of operations.

     Significant Capital is Required to Develop New Restaurants. The Company’s capital investment in its restaurants is relatively high as compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory revenues and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company has typically required capital beyond the cash flow provided from operations in order to expand, resulting in a significant amount of long-term debt and interest expense.

     Litigation Could Have a Material Adverse Effect on the Company’s Business. From time to time the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage discrimination, harassment or wrongful termination. Such claims could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a materially adverse effect on the Company’s business.

     The Company is also subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, the Company could be subject to a judgment in excess of its insurance coverage and might not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

     Government Regulation and Licensing May Delay New Restaurant Openings or Affect Operations. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander’s restaurant would adversely affect the revenues for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes. If the Company experiences difficulties in obtaining or fails to obtain required licensing or other regulatory approvals, this delay or failure could delay or prevent the opening of a new J. Alexander’s restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the new restaurants.

Executive Officers of the Company

     The following list includes names and ages of all of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each such person’s principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual appointment of officers and until their successors are appointed, or until their earlier resignation or removal.

Name and Age	Background Information

Ronald E. Farmer, 56	Vice-President of Development since May 1996; Director of Development from October, 1993 to May, 1996.

R. Gregory Lewis, 50	Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J. Michael Moore, 43	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 40	Vice-President since May 1999; Controller of the Company since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 56	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

Item 2. Properties

     As of December 29, 2002, the Company had 24 J. Alexander’s casual dining restaurants in operation and one J. Alexander’s restaurant under construction. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with the above:

		Site Leased
	Site and Building	and Building	Space
	Owned by the	Owned by the	Leased to the
	Company	Company	Company	Total

J. Alexander’s Restaurants:
Alabama	1	0	0	1
Colorado	1	0	0	1
Florida	2	2	0	4
Georgia	1	0	0	1
Illinois	2	0	0	2
Kansas	1	0	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	1	4
Texas	0	1	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1

Total	15	8	2	25

(a)	In addition to the above, the Company leases one of its former Wendy’s properties which is in turn leased to a third party.
(b)	See Item 1 for additional information concerning the Company’s restaurants.

     All of the Company’s J. Alexander’s restaurant lease agreements may be renewed at the end of the initial term (generally 15 to 20 years) for periods of five or more years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant’s gross sales in excess of specified amounts. These leases usually require the Company to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.

     Corporate offices for the Company are located in leased office space in Nashville, Tennessee.

Item 3. Legal Proceedings

     As of March 25, 2003, the Company was not a party to any pending legal proceedings considered material to its business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

     The common stock of J. Alexander’s Corporation is listed on the American Stock Exchange under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 25, 2003, was 1,550. The following table summarizes the price range of the Company’s common stock for each quarter of 2002 and 2001, as reported from price quotations from the American Stock Exchange:

	2002		2001

	Low	High	Low	High

1st Quarter	$1.90	$3.65	$2.00	$2.75
2nd Quarter	2.80	3.63	2.00	2.60
3rd Quarter	2.50	3.30	1.95	2.42
4th Quarter	2.35	3.18	1.80	2.40

     The Company has never paid cash dividends on its common stock. The Company intends to retain earnings to invest in its business. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data

     The following table sets forth selected financial data for each of the years in the five-year period ended December 29, 2002:

	Years Ended

	December 29	December 30	December 31	January 2	January 3
(Dollars in thousands, except per share data)	2002	2001	2000	2000	1999[2]

Operations
Net sales	$98,779	91,206	87,511	78,454	74,200
Pre-opening expense	$134	850	383	264	660
Income (loss) before income taxes and cumulative effect of change in accounting principle	$2,608	902	891	(299)	(1,485)[3]
Net income (loss)	$2,835 [1]	271	481	(332)	(1,485)[3]
Depreciation and amortization	$4,594	4,428	4,299	4,041	4,067
Cash flow from operations	$8,175	4,926	5,836	4,465	4,149
Capital expenditures	$7,180	8,815	4,814	4,884	4,914
Financial Position
Cash and cash equivalents	$10,525	1,035	1,057	933	1,022
Property and equipment, net	$69,521	66,946	62,590	62,142	61,440
Total assets	$85,033	71,303	66,370	65,635	65,120
Long-term obligations	$24,451	19,532	16,771	18,128	21,361
Stockholders’ equity	$40,799	38,170	38,001	37,840	33,731
Per Share Data
Basic earnings (loss) per share	$.42	.04	.07	(.05)	(.27)
Diluted earnings (loss) per share	$.42	.04	.07	(.05)	(.27)
Dividends declared per share	$—	—	—	—	—
Stockholders’ equity	$6.13	5.62	5.55	5.59	6.21
Market price at year end	$2.60	2.20	2.31	3.13	4.00
J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,118	4,077	4,087	3,892	3,809
Units open at year end	24	24	22	21	20

1	Includes deferred tax benefit of $1,200 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes” and a $171 charge for impaired goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.
2	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.
3	Includes pre-tax gain of $264 related to the Company’s divestiture of its Wendy’s restaurants in 1996.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     J. Alexander’s Corporation (the “Company”) owns and operates upscale, high-volume, casual dining restaurants which offer a contemporary American menu and place a special emphasis on food quality and professional service. At December 29, 2002, the Company owned and operated 24 J. Alexander’s restaurants in 12 states.

     During fiscal 2002, the Company posted income before income taxes and the cumulative effect of a change in accounting principle of $2,608,000, up from $902,000 reported during 2001. This increase was due primarily to an increase of $1,759,000 in operating income during 2002 resulting from higher restaurant operating income and lower pre-opening expense, with these items being partially offset by increased general and administrative expenses.

     Net income increased to $2,835,000 in 2002 from $271,000 in 2001. The 2002 results included a favorable adjustment of $1,200,000 to the income tax provision for the year as the result of a reduction of the Company’s valuation allowance recorded against its deferred income tax assets. Also, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”, the Company incurred an impairment charge of $171,000 in 2002 related to goodwill recorded in connection with the Company’s acquisition of its original casual dining restaurant in 1990. This charge was recorded as a cumulative effect of a change in accounting principle as of the beginning of the year.

     The Company’s income before income taxes and cumulative effect of change in accounting principle of $902,000 for 2001 represented a slight increase from $891,000 recorded during 2000. However, the Company’s income tax provision increased by $221,000 during 2001 compared to 2000, resulting in net income of $271,000 for 2001 compared to $481,000 for 2000.

     The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Fiscal Year

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.6	32.4	32.0
Restaurant labor and related costs	33.2	33.5	33.8
Depreciation and amortization of restaurant property and equipment	4.4	4.7	4.6
Other operating expenses	18.8	18.2	18.1

Total restaurant operating expenses	88.0	88.8	88.5

General and administrative expenses	7.8	7.9	8.2
Pre-opening expense	.1	.9	.4

Operating income	4.0	2.4	2.8

Other income (expense):
Interest expense, net	(1.3)	(1.4)	(1.8)
Gain on purchase of debentures	—	—	.1
Other, net	(.1)	(.1)	(.1)

Total other expense	(1.4)	(1.4)	(1.8)

Income before income taxes and cumulative effect of change in accounting principle	2.6	1.0	1.0
Income tax provision (benefit):
Current	.8	.7	.5
Deferred	(1.2)	—	—

Total	(.4)	.7	.5

Income before cumulative effect of change in accounting principle	3.0	.3	.5
Cumulative effect of change in accounting principle	(.2)	—	—

Net income	2.9%	.3%	.5%

Note: Certain percentage totals do not sum due to rounding.
Restaurants open at end of year	24	24	22
Weighted average weekly sales per restaurant	$79,200	$78,400	$78,600

     While management expects the Company to continue to make significant progress in the performance of its restaurants in 2003, much of the financial improvement achieved in this area will likely be offset by large increases expected in pre-opening expense and interest expense as discussed below.

Net Sales

     Net sales increased by approximately $7.6 million, or 8.3%, to $98.8 million in fiscal year 2002 from $91.2 million in 2001. The $91.2 million of sales recorded in 2001 represented an increase of $3.7 million, or 4.2%, over $87.5 million of sales reported in 2000. These increases were due to the opening of new restaurants in September and December of 2001 and in July of 2000 and, for 2002, to sales increases within the Company’s same store restaurant base. Same store sales, which include comparable results for all restaurants open for more than 18 months, increased by 1.4% to an average of $79,400 per week in 2002 from $78,300 per week in 2001 on a base of 22 restaurants. Same store sales averaged $78,100 per week for both 2001 and 2000 on a base of 21 restaurants.

     Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.83 for 2002, representing an increase of 2.9% compared to 2001. Menu prices for 2002 increased an estimated 1.5% compared to 2001 while customer traffic (guest counts) on a same store basis decreased by approximately 2.0% for the year. The menu price increases for 2002 were primarily due to modest price increases implemented by the Company in the last half of 2001 on selected menu items in order to increase sales and improve profitability. While customer traffic on a same store basis decreased for 2002, guest counts for the fourth quarter of 2002 were approximately the same as for the corresponding period of 2001 and same store sales and customer traffic increased for the first eight weeks of 2003 compared to the corresponding period of 2002. Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, contributed to the same store sales increases in 2002 and early 2003. Management estimates that the average check per guest in 2001 was $15.38 and decreased by an estimated 1.5% from 2000. Menu prices for 2001 increased by an estimated .4% compared to 2000 with guest counts on a same store basis remaining approximately the same as for 2000.

     Management believes that continued emphasis on providing professional service combined with effective menu management will continue to build sales and increase customer traffic over time. However, the results of these efforts may be dependent on improvement in the nation’s economy and consumer confidence levels.

Restaurant Costs and Expenses

     Total restaurant operating expenses, as a percentage of sales, declined to 88.0% in 2002 from 88.8% in 2001. Restaurant operating expenses were 88.5% of sales in 2000. Restaurant operating margins were 12.0% in 2002, 11.2% in 2001, and 11.5% in 2000.

     The most significant factor contributing to the decrease in restaurant operating expenses in 2002 was a decrease in the cost of sales to 31.6%, down from 32.4% in 2001. The decrease in cost of sales was due to the impact of increased menu prices and favorable costs associated with beef, pork and poultry, which more than offset increased produce costs incurred during the year. The Company executed a twelve month beef pricing agreement (which comprises approximately 30% of the Company’s cost of sales) effective in March 2002 which included significant price decreases as compared to the previous agreement. The 2002 agreement was renewed effective in March 2003 for an additional twelve months. Cost of sales increased during 2001 due primarily to a significant increase in the cost of beef.

     Restaurant labor and related costs decreased as a percentage of sales in both 2002 and 2001. For 2002, the favorable effect of an increase during the first quarter of the year in the tip share percentage, which servers contribute to each restaurant’s tip pool, was a significant factor contributing to the decrease as additional amounts contributed to the pool reduced the hourly wage paid by the Company to other employees receiving distributions under the tip pool program. This change helped to offset the impact of increased wages associated with kitchen staff, increased payouts related to the Company’s restaurant level bonus program, and increases in workers’ compensation insurance premiums and payroll tax expense. Improved labor efficiency and lower restaurant level bonus payouts contributed to the decrease in 2001.

     Depreciation and amortization of restaurant property and equipment decreased to 4.4% of sales in 2002 from 4.7% in 2001 and 4.6% in 2000. The decrease in 2002 was primarily due to assets which became fully depreciated during 2001 and 2002.

     Other operating expenses increased to 18.8% of sales in 2002 from 18.2% in 2001 and 18.1% in 2000. The increase in 2002 was primarily related to increases in premiums for property and casualty insurance effective October 1, 2001, additional rent expense, and higher repair and maintenance expenditures. Other than increases expected in utility costs and workers’ compensation expense for 2003, management believes the restaurant cost environment for the year will be generally stable.

     Management believes that continuing to increase sales volumes in the Company’s restaurants is a significant factor in improving the Company’s profitability, and it intends to maintain a low new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants, while maintaining its pursuit of operational excellence. Further, the Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company’s investments in new restaurants.

General and Administrative Expenses

     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and all other costs above the restaurant level, totaled $7,754,000 in 2002, $7,199,000 in 2001 and $7,206,000 in 2000. The increase in general and administrative expenses for 2002 was primarily due to the inclusion of an accrual for bonuses earned by the corporate staff for the year and increases in other employee benefit obligations. These increases more than offset decreases in travel costs and employee relocation and procurement expenses. No bonuses for the corporate staff were accrued or paid in 2001. As a percentage of sales, general and administrative expenses decreased slightly in 2002 from 2001 due to growth of the Company’s sales base.

     Decreases in management training and relocation costs, which typically comprise 15% to 20% of the Company’s total general and administrative expenses, and certain other employee benefit related expenses allowed the Company to maintain total general and administrative expenses for 2001 at the prior year level by partially offsetting increases in other expenses related to the growth of the Company. As a percentage of sales, general and administrative expenses decreased to 7.9% in 2001 from 8.2% in 2000 due to the small decrease in expenditures and the higher sales levels achieved.

Pre-Opening Expense

     Pre-opening costs, which are expensed as incurred, for 2002 included primarily management training expenses incurred in connection with a new restaurant opened in the first quarter of 2003. Because two restaurants were opened in 2001, pre-opening expenses were higher in that year than in 2002 and 2000. One restaurant was opened in 2000. The Company plans to open two new restaurants in 2003 and as a result expects pre-opening expenses to increase by $600,000 to $700,000 in 2003 compared to 2002.

Other Income and Expense

     Net interest expense did not change significantly in 2002 compared to 2001, as the effect of lower interest rates on the Company’s line of credit balances outstanding for the first ten months of the year offset the effects of higher outstanding credit line balances and additional interest expense on $25,000,000 of mortgage financing, which was completed in the fourth quarter of 2002. Primarily as a result of higher interest rates associated with the new mortgage financing completed in 2002, net interest expense is expected to increase by $700,000 to $800,000 in 2003 over 2002.

     Net interest expense decreased by $321,000 during 2001 compared to 2000 primarily due to favorable interest rates on balances outstanding under the Company’s revolving line of credit.

     “Other, net” expense of $94,000 for 2002, $51,000 for 2001 and $81,000 for 2000 was the result of expenses associated with the retirement of facilities and equipment replaced in connection with various capital maintenance projects which more than offset miscellaneous income categories.

Income Taxes

     Under the provisions of SFAS No. 109 “Accounting for Income Taxes”, the Company had gross deferred tax assets of $6,142,000 and $5,056,000 and gross deferred tax liabilities of $11,000 and $502,000 at December 29, 2002 and December 30, 2001, respectively. The deferred tax assets at December 29, 2002 relate primarily to $4,457,000 of tax credit carryforwards available to reduce future federal income taxes.

     Realization of the Company’s deferred tax assets is dependent principally on future earnings of the Company and the recognition of these assets depends on the Company’s assessment of the likelihood of taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets must be reduced through use of a valuation allowance to the extent future income is not likely to be generated in such amounts. During 2001 and 2000 management was unable to conclude that it was more likely than not that the Company’s deferred tax assets would be realized. Accordingly, a valuation allowance for 100% of its deferred tax assets, net of deferred tax liabilities, was maintained for those years. Management’s conclusion was based on the losses incurred by the Company in 1997 through 1999 and the fact that the Company operates in a highly competitive industry with a high degree of financial and operating leverage, with a significant portion of operating costs being fixed or semi-fixed in nature, which means that any decrease in same store sales could have a compounding effect in decreasing operating results.

     In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition, the Company has recorded significant increases in operating income in four of the last five years and has reached a size and experience level which makes it less likely that an unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred tax expense.

     Failure to achieve forecasted taxable income could affect the ultimate realization of the net deferred tax assets. Because of the uncertainties discussed above, which are somewhat compounded by an uncertain geopolitical environment, there can be no assurance that management’s forecast of taxable income will be achieved. The Company will continue to evaluate the likelihood of realization of its net deferred tax assets and will make further adjustments to the valuation allowance if deemed appropriate.

     The provisions for income taxes for 2001 and 2000 resulted from federal alternative minimum tax (AMT) and state income taxes payable. The effective tax rates used in both years were higher than the federal statutory rate because the AMT rate is applied to the Company’s pre-tax accounting income after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income. Because the Company maintained a 100% valuation allowance on its deferred tax assets for those years, no benefit was recognized in the income tax provisions with respect to the AMT credit carryforwards or other tax assets generated during those periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting required debt service obligations. The Company has met these needs and maintained liquidity for the past three years primarily by use of cash flow from operations, use of a bank line of credit and, beginning in October 2002, through borrowings under a mortgage loan.

     Capital expenditures totaled $7,180,000, $8,815,000 and $4,814,000 for 2002, 2001 and 2000, respectively, and were primarily for the development of new J. Alexander’s restaurants. Cash flow from operations exceeded capital expenditures in each of 2002 and 2000 and represented 56% of capital expenditures for 2001. The remaining capital expenditures along with other needs for 2001 were funded primarily by use of the Company’s line of credit.

     On October 29, 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate of 8.2% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds were used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit as of October 29, 2002, terminating that facility. Remaining funds were invested in short-term money market funds and are expected to be used primarily for retiring the Company’s $6,250,000 of convertible subordinated debentures which mature in June 2003 and for restaurant development. The Company called $4,000,000 of the convertible debentures for redemption at par on March 21, 2003. These amounts have been classified as a current liability in the Company’s December 29, 2002 balance sheet.

     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $27,187,000 at December 29, 2002. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     The Company currently plans to open two restaurants in 2003, although completion of one of these restaurants is subject to certain contingencies. Management estimates that the costs to complete these restaurants and for capital maintenance for existing restaurants will be approximately $6.0 million to $6.5 million for 2003. In addition, the Company could incur capital expenditures for the purchase of property and/or construction of restaurants for locations to be opened in 2004. Any such expenditures are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the amounts above.

     The Company has periodically made purchases of its common stock under a repurchase program authorized by the Company’s Board of Directors and may continue to do so. From June 2001 through February 28, 2003, the Company repurchased approximately 384,000 shares at a cost of approximately $1,106,000. Approximately 127,000 of these shares were purchased subsequent to December 29, 2002, at a cost of $399,000. The Company generally does not repurchase shares following the end of its fiscal quarter until after results for the quarter have been publicly announced.

     While a working capital deficit of $4,595,000 was present as of December 29, 2002, the deficit decreased from $8,735,000 at the end of 2001. The Company does not believe this deficit impairs the overall financial condition of the Company because certain of the Company’s expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant, so that virtually all cash generated by operations is available to meet current obligations.

     In 1999, the Company’s Board of Directors established a loan program designed to enable eligible employees to purchase shares of the Company’s common stock. Under the program, participants were allowed to borrow an amount equal to the full price of common stock purchased. The plan authorized $1 million in loans to employees. Purchases of stock under the plan totaled $486,000 during 1999, with the remainder purchased in 2000. The employee loans, which are reported as a deduction from stockholders’ equity, are payable on December 31, 2006, unless repaid sooner pursuant to terms of the plan.

     Management believes that funds on hand following the mortgage loan transaction described above, combined with cash flow from operations, will be adequate to meet its financing needs through the upcoming year. In addition, it is currently negotiating a new bank line of credit which would provide additional liquidity if needed to meet the Company’s development or working capital needs. While management believes that such financing will be available on acceptable terms, there can be no assurance that a satisfactory credit line can be obtained.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of December 29, 2002, is as follows:

Wendy’s restaurants (39 leases)	$5,448,000
Mrs. Winner’s Chicken & Biscuits restaurants (33 leases)	2,212,000

Total contingent liability related to assigned leases	$7,660,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

     As of March 25, 2003, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note E, “Leases” and Note J, “Commitments and Contingencies,” to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     The following table sets forth significant contractual obligations of the Company at December 29, 2002:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$57,044,000	$9,056,000	$5,096,000	$5,096,000	$37,796,000
Capitalized lease obligations (1)	38,000	19,000	19,000	—	—
Operating leases (2)	40,457,000	1,962,000	3,428,000	3,204,000	31,863,000
Capital expenditure commitments	839,000	839,000	—	—	—
Other long-term obligations	1,002,000	—	—	—	1,002,000

Total	$99,380,000	$11,876,000	$8,543,000	$8,300,000	$70,661,000

(1)	Capitalized lease obligations include the interest expense component.
(2)	Includes renewal option periods.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, property and equipment, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are those which involve the more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements.

Income Taxes: The Company has $6,142,000 of gross deferred tax assets at December 29, 2002, consisting principally of $4,457,000 of tax credit carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.

Due to losses incurred by the Company from 1997 through 1999 and because the Company operates with a high degree of financial and operating leverage, with a significant portion of its costs being fixed or semi-fixed in nature, management was unable to conclude from 1997 through 2001 that it was more likely than not that its existing deferred tax assets would be realized; therefore, the Company maintained a valuation allowance for 100% of its deferred tax assets, net of deferred tax liabilities, for those years.

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company has recorded significant increases in operating income in four of the last five years and has reached a size and experience level which make it less likely that any unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense.

Failure to achieve forecasted taxable income could affect the ultimate realization of the net deferred tax assets. Because of the uncertainties discussed above, which are somewhat compounded by an uncertain geopolitical environment, there can be no assurance that management’s forecast of taxable income will be achieved and that there could not be an increase in the valuation allowance in the future. It is also possible that the Company could generate profitability and taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its net deferred tax assets.

The Company will continue to evaluate the likelihood of realization of its net deferred tax assets and upon reaching any different conclusion as to the appropriate carrying value of these assets, management would adjust them to their estimated net realizable value. Any such revisions to the estimated net realizable value of the net deferred tax assets could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized.

In addition, certain other components of the Company’s provision for income taxes must be estimated. These items include, but are not limited to, effective state tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

Property and Equipment: Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term, generally including renewal options. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Because significant judgments are required in estimating useful lives, which are not ultimately known until the passage of time and may be dependent on proper asset maintenance, and in the determination of what constitutes a capitalized cost versus a repair or maintenance expense, changes in circumstances or use of different assumptions could result in materially different results from those determined based on the Company’s estimates.

Impairment of Long-Lived Assets: When events and circumstances indicate that long-lived assets – most typically assets associated with a specific restaurant — might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions, which are subject to a high degree of judgment, relative to the restaurant’s future period of operation, sales performance, cost of sales, labor, operating expenses and occupancy costs, which include property taxes, property and casualty insurance premiums and other similar costs associated with the restaurant’s operation. The resulting forecast of undiscounted cash flows represents management’s estimate based on both historical results and management’s expectation of future operations for that particular restaurant. To date, all of the Company’s long-lived assets have been determined to be recoverable based on management’s estimates of future cash flows.

     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have an impact on its results of operations or financial position.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees”. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

IMPACT OF INFLATION AND OTHER FACTORS

     Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company is continually seeking ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions.

SEASONALITY AND QUARTERLY RESULTS

     The Company’s revenues and net income have historically been subject to seasonal fluctuations. Revenues and net income typically reach the highest level during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in south Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in residents who live in these markets during this portion of the year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. As of December 29, 2002, all of the Company’s outstanding long-term debt was at fixed interest rates.

(See Notes D and E to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in market interest rates to have a material affect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not significantly change.

     Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company’s ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company has purchase commitments for terms of one year or less for food and supplies with a variety of vendors. Such commitments generally include a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key beef, seafood and produce vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain products can be volatile, the Company believes that it has the ability to identify and access alternative products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are beef, seafood, produce, pork and dairy products among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies would not be material.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statement schedule of J. Alexander’s Corporation and subsidiaries is included in Item 15(d):

Schedule II — Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

The Board of Directors and Stockholders
J. Alexander’s Corporation

     We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander’s Corporation and subsidiaries at December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note L to the consolidated financial statements, the Company has changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/Ernst & Young LLP

Nashville, Tennessee
February 12, 2003

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended

	December 29	December 30	December 31
	2002	2001	2000

Net sales	$98,779,000	$91,206,000	$87,511,000
Costs and expenses:
Cost of sales	31,245,000	29,575,000	28,002,000
Restaurant labor and related costs	32,806,000	30,533,000	29,565,000
Depreciation and amortization of restaurant property and equipment	4,345,000	4,242,000	4,040,000
Other operating expenses	18,531,000	16,602,000	15,828,000

Total restaurant operating expenses	86,927,000	80,952,000	77,435,000

General and administrative expenses	7,754,000	7,199,000	7,206,000
Pre-opening expense	134,000	850,000	383,000

Operating income	3,964,000	2,205,000	2,487,000

Other income (expense):
Interest expense, net	(1,262,000)	(1,269,000)	(1,590,000)
Gain on purchase of debentures	—	17,000	75,000
Other, net	(94,000)	(51,000)	(81,000)

Total other expense	(1,356,000)	(1,303,000)	(1,596,000)

Income before income taxes and cumulative effect of change in accounting principle	2,608,000	902,000	891,000
Income tax provision (benefit)	(398,000)	631,000	410,000

Income before cumulative effect of change in accounting principle	3,006,000	271,000	481,000
Cumulative effect of change in accounting principle	(171,000)	—	—

Net income	$2,835,000	$271,000	$481,000

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.44	$.04	$.07
Cumulative effect of change in accounting principle	(.02)	—	—

Basic earnings per share	$.42	$.04	$.07

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.44	$.04	$.07
Cumulative effect of change in accounting principle	(.02)	—	—

Diluted earnings per share	$.42	$.04	$.07

See notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 29	December 30
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$10,525,000	$1,035,000
Accounts and notes receivable, including current portion of direct financing leases, net of allowances for possible losses	97,000	174,000
Inventories at lower of cost (first-in, first-out method) or market	790,000	936,000
Deferred income taxes	488,000	—
Prepaid expenses and other current assets	1,000,000	835,000

Total Current Assets	12,900,000	2,980,000
Other Assets	951,000	902,000
Property and Equipment, at cost, less allowances for depreciation and amortization	69,521,000	66,946,000
Deferred Income Taxes	712,000	—
Deferred Charges, less accumulated amortization of $1,284,000 and $1,269,000 at December 29, 2002, and December 30, 2001, respectively	949,000	475,000

	$85,033,000	$71,303,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,035,000	$2,598,000
Accrued expenses and other current liabilities	4,982,000	3,956,000
Unearned revenue	2,692,000	2,415,000
Current portion of long-term debt and obligations under capital leases	6,786,000	2,746,000

Total Current Liabilities	17,495,000	11,715,000
Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	24,451,000	19,532,000
Other Long-Term Liabilities	2,288,000	1,886,000
Stockholders’ Equity
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,660,535 and 6,797,618 shares at December 29, 2002, and December 30, 2001, respectively	333,000	340,000
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,357,000	34,739,000
Retained earnings	7,527,000	4,692,000

	42,217,000	39,771,000
Note receivable — Employee Stock Ownership Plan	(688,000)	(688,000)
Employee notes receivable – 1999 Loan Program	(730,000)	(913,000)

Total Stockholders’ Equity	40,799,000	38,170,000

Commitments and Contingencies
	$85,033,000	$71,303,000

     See notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended

	December 29	December 30	December 31
	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$2,835,000	$271,000	$481,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,467,000	4,376,000	4,198,000
Goodwill impairment charge	171,000	—	—
Amortization of deferred charges	127,000	52,000	101,000
Stock awards – 1999 Loan Program	—	—	61,000
Deferred income tax benefit	(1,200,000)	—	—
Other, net	141,000	81,000	179,000
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable	68,000	(71,000)	—
Decrease (increase) in inventories	146,000	(195,000)	(38,000)
Increase in prepaid expenses and other current assets	(165,000)	(243,000)	(170,000)
Increase in deferred charges	(47,000)	(85,000)	(55,000)
Increase (decrease) in accounts payable	517,000	(669,000)	667,000
Increase (decrease) in accrued expenses and other current liabilities	436,000	542,000	(284,000)
Increase in unearned revenue	277,000	454,000	270,000
Increase in other long-term liabilities	402,000	413,000	426,000

Net cash provided by operating activities	8,175,000	4,926,000	5,836,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,670,000)	(8,306,000)	(4,910,000)
Other, net	(43,000)	(54,000)	(12,000)

Net cash used by investing activities	(6,713,000)	(8,360,000)	(4,922,000)

Cash Flows from Financing Activities:
Proceeds under bank line of credit agreement	31,791,000	41,003,000	33,851,000
Payments under bank line of credit agreement	(46,062,000)	(35,997,000)	(32,605,000)
Proceeds from mortgage loan	25,000,000	—	—
Payment of mortgage financing transaction costs	(725,000)	—	—
Payments on long-term debt and obligations under capital leases	(1,770,000)	(1,492,000)	(1,605,000)
Purchase of stock for 1999 Loan Program	—	—	(515,000)
Common stock repurchased	(381,000)	(136,000)	—
Reduction of employee receivables - 1999 Loan Program	8,000	31,000	57,000
Sale of stock and exercise of stock options	167,000	3,000	27,000

Net cash provided (used) by financing activities	8,028,000	3,412,000	(790,000)

Increase (Decrease) in Cash and Cash Equivalents	9,490,000	(22,000)	124,000
Cash and cash equivalents at beginning of year	1,035,000	1,057,000	933,000

Cash and Cash Equivalents at End of Year	$10,525,000	$1,035,000	$1,057,000

See notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders'
	Shares	Stock	Capital	Earnings	Plan	Program	Equity

Balances at January 2, 2000	6,772,209	$339,000	$34,733,000	$3,940,000	$(686,000)	$(486,000)	$37,840,000
Exercise of stock options	49,109	2,000	25,000	—	—	—	27,000
Purchase of stock-1999 Loan Program	—	—	—	—	—	(515,000)	(515,000)
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	57,000	57,000
Stock Awards – 1999 Loan Program	30,498	2,000	109,000	—	—	—	111,000
Net income	—	—	—	481,000	—	—	481,000

Balances at December 31, 2000	6,851,816	343,000	34,867,000	4,421,000	(686,000)	(944,000)	38,001,000
Exercise of stock options	7,500	—	10,000	—	—	—	10,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	31,000	31,000
Common stock repurchased	(61,226)	(3,000)	(133,000)	—	—	—	(136,000)
Other, net	(472)	—	(5,000)	—	(2,000)	—	(7,000)
Net income	—	—	—	271,000	—	—	271,000

Balances at December 30, 2001	6,797,618	340,000	34,739,000	4,692,000	(688,000)	(913,000)	38,170,000
Exercise of stock options	61,132	3,000	164,000	—	—	—	167,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	183,000	183,000
Common stock repurchased	(198,215)	(10,000)	(546,000)	—	—	—	(556,000)
Net income	—	—	—	2,835,000	—	—	2,835,000

Balances at December 29, 2002	6,660,535	$333,000	$34,357,000	$7,527,000	$(688,000)	$(730,000)	$40,799,000

See notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At December 29, 2002, the Company owned and operated 24 J. Alexander’s restaurants in twelve states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years’ Consolidated Financial Statements to conform to the 2002 presentation.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Property and Equipment: Depreciation and amortization are provided on the straight-line method over the following estimated useful lives: buildings — 30 years, restaurant and other equipment — two to 10 years, and capital leases and leasehold improvements — lesser of life of assets or terms of leases, generally including renewal options.

Deferred Charges: Debt issue costs are amortized principally by the interest method over the life of the related debt.

Income Taxes: The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires that deferred tax assets and liabilities be established based on the difference between the financial statement and income tax bases of assets and liabilities measured at tax rates that will be in effect when the differences reverse. Realization of deferred tax assets, which relate primarily to tax credit carryforwards, is dependent on future earnings from existing and new restaurants. Accordingly, a valuation allowance responsive to uncertainties associated with future earnings has been established.

Earnings Per Share: The Company accounts for earnings per share in accordance with SFAS No. 128 “Earnings Per Share”.

Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue consists of gift cards sold, but not redeemed.

Pre-opening Costs: The Company accounts for pre-opening costs by expensing such costs as they are incurred, consistent with the requirements under the American Institute of Certified Public Accountants’ Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities”.

Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

     Long-term debt: The fair value of the Company’s convertible subordinated debentures was determined based on quoted market prices (see Note D). The fair value of long-term mortgage financing is determined using current applicable rates for similar instruments and collateral as of the balance sheet date and approximates the carrying value of such debt. Due to the immaterial amounts involved, fair value of other fixed rate long-term debt was estimated to approximate its carrying amount.

     Contingent liabilities: In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations and the disposition of its Wendy’s restaurant operations, the Company remains secondarily liable for certain real and personal property leases. The Company does not believe it is practicable to estimate the fair value of these contingencies and does not believe any significant loss is likely.

Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with acquiring and developing new J. Alexander’s restaurant sites and amortized over the life of the related asset. Development costs of $164,000, $165,000 and $200,000 were capitalized during 2002, 2001 and 2000, respectively.

Self-Insurance: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred but not paid.

Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $28,000, $29,000 and $42,000 in 2002, 2001 and 2000, respectively.

Stock Based Compensation: The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

		Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000

Net income, as reported	$2,835,000	$271,000	$481,000
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	139,000	225,000	421,000

Pro forma net income	$2,696,000	$46,000	$60,000
Net income per share:
Basic, as reported	$.42	$.04	$.07
Basic, pro forma	$.40	$.01	$.01
Diluted, as reported	$.42	$.04	$.07
Diluted, pro forma	$.40	$.01	$.01
Weighted average shares used in computation:
Basic	6,757,000	6,840,000	6,846,000
Diluted	6,812,000	6,841,000	6,976,000

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note G for further discussion of the Company’s stock-based employee compensation.

Use of Estimates in Financial Statements: Judgment and estimation are utilized by management in certain areas in the preparation of the Company’s financial statements. Some of the more significant areas include determination of the valuation allowance relative to the Company’s deferred tax assets, estimates of useful lives of property and equipment and leasehold improvements, and accounting for impairment losses, contingencies and litigation.

Impairment: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Accordingly, when indicators of impairment are present with respect to an individual restaurant, the Company periodically evaluates the carrying value of that restaurant’s property and equipment and intangible assets.

Comprehensive Income: The Company has no items of comprehensive income as defined under SFAS No. 130, “Reporting Comprehensive Income”.

Business Segments: In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that the Company operates in only one segment.

Recent Accounting Pronouncements: In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have an impact on its results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

Note B – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended

	December 29	December 30	December 31
	2002	2001	2000

Numerator:
Net income (numerator for basic earnings per share)	$2,835,000	$271,000	$481,000
Effect of dilutive securities	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$2,835,000	$271,000	$481,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,757,000	6,840,000	6,846,000
Effect of dilutive securities	55,000	1,000	130,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,812,000	6,841,000	6,976,000

Basic earnings per share	$.42	$.04	$.07

Diluted earnings per share	$.42	$.04	$.07

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 420,000, 822,000 and 309,000 options were excluded from the computation of diluted earnings per share in 2002, 2001 and 2000, respectively.

Note C – Property and Equipment

     Balances of major classes of property and equipment are as follows:

	December 29	December 30
	2002	2001

Land	$14,340,000	$14,340,000
Buildings	34,692,000	33,714,000
Buildings under capital leases	276,000	276,000
Leasehold improvements	22,708,000	22,507,000
Restaurant and other equipment	18,963,000	18,452,000
Construction in progress (estimated cost to complete at December 29, 2002, $839,000)	4,789,000	232,000

	95,768,000	89,521,000
Less allowances for depreciation and amortization	(26,247,000)	(22,575,000)

	$69,521,000	$66,946,000

Note D – Long-Term Debt and Obligations Under Capital Leases

     Long-term debt and obligations under capital leases at December 29, 2002, and December 30, 2001, are summarized below:

	December 29, 2002		December 30, 2001

	Current	Long-Term	Current	Long-Term

Convertible Subordinated Debentures, 8.25%, due 2003	$6,250,000	$—	$1,713,000	$6,250,000
Mortgage loan, 8.2% interest, payable through 2022	521,000	24,436,000	—	—
Bank credit agreement, at variable interest rates ranging from 3.7% to 8.6%	—	—	1,019,000	13,252,000
Obligation under capital lease, 11.5% interest, payable through 2004	15,000	15,000	14,000	30,000

	$6,786,000	$24,451,000	$2,746,000	$19,532,000

     Aggregate maturities of long-term debt for the five years succeeding December 29, 2002, are as follows: 2003 — $6,786,000; 2004 — $574,000 ; 2005 — $612,000; 2006 — $665,000; 2007 — $721,000.

     In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate of 8.2% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds was used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit, terminating that facility. Remaining funds were invested in short-term money market funds and are expected to be used primarily for retiring the Company’s $6,250,000 of Convertible Subordinated Debentures which mature on June 1, 2003.

     The Convertible Subordinated Debentures are convertible into common stock of the Company at any time prior to maturity at $17.75 per share, subject to adjustment in certain events. At December 29, 2002, 352,113 shares of common stock were reserved for issuance upon conversion of the outstanding debentures. The debentures are redeemable upon not less than 30 days’ notice at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued interest to the redemption date. The effective interest rate on the debentures is 8.68%.

     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time.

The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $27,187,000 at December 29, 2002. The real property at these locations is owned by JAX Real Estate, LLC, a newly formed entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.

     In addition to JAX Real Estate, LLC, other wholly-owned subsidiaries of the Company, JAX RE Holdings, LLC and JAX Real Estate Management, Inc., were formed in connection with the transaction to act as a holding company and a member of the board of managers of JAX Real Estate, LLC, respectively. While all of these subsidiaries are included in the Company’s Consolidated Financial Statements, each of them was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     Prior to completion of the mortgage financing discussed above, the Company maintained an unsecured bank line of credit for up to $20,000,000 of revolving credit for the purpose of financing capital expenditures. Borrowings outstanding under this line of credit totaled $14,271,000 at December 30, 2001 and were scheduled to become due on July 1, 2002, unless the Company had exercised its option to convert outstanding borrowings to a term loan prior to that time. In the event of such a conversion, the principal would have been repaid in 84 equal monthly installments. Because the line of credit was scheduled to mature within six months of December 30, 2001, $1,019,000, representing six months’ principal payments if the total credit line balance had been converted to a term loan, was reflected as a current liability as of December 30, 2001.

     Cash interest payments amounted to $1,314,000, $1,469,000 and $1,652,000 in 2002, 2001 and 2000, respectively. Interest costs of $103,000, $134,000 and $67,000 were capitalized as part of building and leasehold costs in 2002, 2001 and 2000, respectively.

     The carrying value and estimated fair value of the Company’s Convertible Subordinated Debentures were $6,250,000 and $5,938,000, respectively, at December 29, 2002.

Note E – Leases

     At December 29, 2002, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

     Accumulated amortization of buildings under capital leases totaled $276,000 at December 29, 2002 and $271,000 at December 30, 2001. Amortization of leased assets is included in depreciation and amortization expense.

     Total rental expense amounted to:

	Years Ended

	December 29	December 30	December 31
	2002	2001	2000

Minimum rentals under operating leases	$2,360,000	$2,101,000	$1,951,000
Contingent rentals	7,000	56,000	72,000
Less: Sublease rentals	(119,000)	(112,000)	(131,000)

	$2,248,000	$2,045,000	$1,892,000

     At December 29, 2002, future minimum lease payments under capital leases and noncancellable operating leases (including renewal options) with initial terms of one year or more are as follows:

		Capital	Operating
		Leases	Leases

2003		$19,000	$1,962,000
2004		19,000	1,775,000
2005		—	1,653,000
2006		—	1,620,000
2007		—	1,584,000
Thereafter		—	31,863,000

	Total minimum payments	38,000	$40,457,000

	Less imputed interest	(8,000)

	Present value of minimum rental payments	30,000
	Less current maturities at December 29, 2002	(15,000)

	Long-term obligations at December 29, 2002	$15,000

     Minimum future rentals receivable under subleases for operating leases at December 29, 2002, amounted to $403,000.

Note F – Income Taxes

     Significant components of the income tax provision (benefit) are as follows:

	Years Ended

	December 29	December 30	December 31
	2002	2001	2000

Current:
Federal	$777,000	$542,000	$340,000
State	25,000	89,000	70,000

Total	802,000	631,000	410,000
Deferred:
Federal	(1,074,000)	—	—
State	(126,000)	—	—

Total	(1,200,000)	—	—

Income tax provision (benefit)	$(398,000)	$631,000	$410,000

     The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended

	December 29	December 30	December 31
	2002	2001	2000

Tax expense computed at federal statutory rate (34%)	$887,000	$307,000	$303,000
State income taxes, net of federal benefit	(67,000)	59,000	46,000
Effect of net operating loss carryforwards and tax credits	(1,048,000)	(450,000)	239,000
Increase (decrease) in valuation allowance	377,000	635,000	(191,000)
Other, net	(547,000)	80,000	13,000

Income tax provision (benefit)	$(398,000)	$631,000	$410,000

     The Company made net income tax payments of $845,000, $344,000 and $492,000 in 2002, 2001 and 2000, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 29, 2002, and December 30, 2001, are as follows:

	December 29	December 30
	2002	2001

Deferred tax liabilities:
Tax over book depreciation	$11,000	$—
Other — net	—	502,000

Total deferred tax liabilities	11,000	502,000

Deferred tax assets:
Capital/finance leases	12,000	11,000
Deferred compensation accruals	382,000	306,000
Book over tax depreciation	—	51,000
Self-insurance accruals	56,000	55,000
Net operating loss carryforwards	606,000	188,000
Tax credit carryforwards	4,457,000	4,013,000
Other — net	629,000	432,000

Total deferred tax assets	6,142,000	5,056,000
Valuation allowance for deferred tax assets	(4,931,000)	(4,554,000)

	1,211,000	502,000

Net deferred tax assets	$1,200,000	$—

     At December 29, 2002, the Company had tax credit carryforwards of $4,457,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2009 through 2022 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $48,000 available to reduce future federal income taxes and an additional $14,500,000 of net operating loss carryforwards available to reduce state income taxes. The state net operating loss carryforwards expire from 2003 to 2015 and their use is limited to the future taxable earnings of certain of the Company’s subsidiaries.

     SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Prior to 2002, the valuation allowance was established at an amount necessary to fully reserve the net deferred tax asset balances. In the fourth quarter of 2002, the valuation allowance was reduced by $1,200,000, resulting in a corresponding credit to deferred income tax expense. It is the Company’s belief that the future recognition of this amount of its deferred tax assets is more likely than not. The valuation allowance increased by $377,000 (including the $1,200,000 decrease discussed above) during the year ended December 29, 2002.

Note G – Stock Options and Benefit Plans

     Under the Company’s 1994 Employee Stock Incentive Plan, officers and key employees of the Company may be granted options to purchase shares of the Company’s common stock. Options to purchase the Company’s common stock also remain outstanding under the Company’s 1985 Stock Option Plan and 1990 Stock Option Plan for Outside Directors, although the Company no longer has the ability to issue additional shares under these plans.

     A summary of options under the Company’s option plans is as follows:

					Weighted
					Average
					Exercise
Options	Shares	Option Prices			Price

Outstanding at January 2, 2000	810,520	$1.38	–	$11.69	$3.95
Issued	44,750	3.44	–	3.88	3.56
Exercised	(75,750)	1.50	–	2.75	1.51
Expired or canceled	(17,890)	1.75	–	3.44	2.77

Outstanding at December 31, 2000	761,630	1.38	–	11.69	4.27
Issued	186,000	2.07	–	2.25	2.23
Exercised	(7,500)	1.38			1.38
Expired or canceled	(28,450)	2.24	–	11.69	4.04

Outstanding at December 30, 2001	911,680	2.07	–	11.69	3.97
Issued	3,000	3.15			3.15
Exercised	(61,132)	2.25	–	3.81	2.73
Expired or canceled	(66,488)	2.07	–	3.44	2.49

Outstanding at December 29, 2002	787,060	$2.07	–	$11.69	$4.28

     Options exercisable and shares available for future grant are as follows:

	December 29	December 30	December 31
	2002	2001	2000

Options exercisable	671,632	686,845	577,584
Shares available for grant	144,144	80,656	245,206

     The following table summarizes information about the Company’s stock options outstanding at December 29, 2002:

			Options Outstanding			Options Exercisable

			Number			Number
			Outstanding at	Weighted	Weighted	Exercisable at	Weighted
Range of			December 29	Average Remaining	Average Exercise	December 29	Average
Exercise Prices			2002	Contractual Life	Price	2002	Exercise Price

$2.07	–	$2.25	136,000	8.3 years	$2.23	47,333	$2.23
2.75	–	3.44	429,560	6.3 years	3.07	418,956	3.06
3.81	–	5.69	66,500	5.4 years	5.29	66,500	5.29
7.38	–	11.69	155,000	2.3 years	9.02	138,843	8.93

$2.07	–	$11.69	787,060		$4.28	671,632	$4.44

     Options exercisable at December 30, 2001 and December 31, 2000 had weighted-average exercise prices of $4.21 and $4.25, respectively. The weighted average fair value per share for options granted during 2002, 2001 and 2000 was $1.92, $1.36 and $2.48, respectively. These fair values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 5.24%, 5.31% and 6.51%; no annual dividend yield; volatility factors of .4043, .4173 and .4917 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

     The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.

     The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $170,000, $150,000 and $130,000 in 2002, 2001 and 2000, respectively.

     The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 10% matching contribution to the plan. The Company’s matching contribution for 2002 totaled $39,000, or 25% of eligible participant contributions. For 2001 and 2000, the Company’s matching contribution expense was $40,000 and $38,000, respectively.

     In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company’s common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum were allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. All employee borrowings were used exclusively to purchase shares of the Company’s common stock and accrue interest at the rate of 3% annually from the date of the last purchase of shares under the program until paid in full. Interest is payable quarterly until December 31, 2006 at which time the entire unpaid principal amount and unpaid interest will be due. In the event that a participant receives bonus compensation from the Company, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant’s loan may be declared due and payable upon termination of a participant’s employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized was $1,000,000. As of December 29, 2002, notes receivable under the Loan Program totaled $730,000. This amount has been reported as a reduction from the Company’s stockholders’ equity.

     Participants in the Loan Program also received a stock bonus award of one share of common stock for every 20 shares of common stock purchased under the program and an award of one share of restricted common stock for every 20 shares of common stock purchased under the program. Both the stock bonus award shares and the restricted stock award shares were issued pursuant to the Company’s 1994 Employee Stock Incentive Plan, with the restricted stock award vesting at the rate of 20% of the number of shares awarded on each of the second through sixth anniversaries of the date of the last purchase of shares under the Loan Program.

     For purposes of computing earnings per share, the shares purchased through the Loan Program are included as outstanding shares in the weighted average share calculation.

Note H – Employee Stock Ownership Plan

     In 1992, the Company established an Employee Stock Ownership Plan (ESOP) which purchased 457,055 shares of Company common stock from the Massey Company, a trust created by the late Jack C. Massey, the Company’s former Board Chairman, and the Jack C. Massey Foundation at $3.75 per share for an aggregate purchase price of $1,714,000. The Company funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. The note receivable from the ESOP has been reported as a reduction from the Company’s stockholders’ equity.

     The Company has made a contribution to the ESOP in each calendar year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996, when no contribution was made, and 2000 and 2001, when only the interest component of the contribution was made. Compensation expense of $152,000 was recorded with respect to the 2002 ESOP contribution. The terms of the ESOP note, as amended, call for interest to be paid at an annual rate of 8% and for repayment of the ESOP note’s remaining principal in annual amounts ranging from $165,000 to $192,000 over the period 2003 through 2005.

     All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant’s account to vest. Allocation of stock is made to participants’ accounts as the ESOP’s loan is repaid and is in proportion to each participant’s compensation for each year. Shares allocated under the ESOP were 325,154 at December 29, 2002 and December 30, 2001.

     For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

Note I – Shareholder Rights Plan

     The Company’s Board of Directors has adopted a shareholder rights plan to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.

     The shareholder rights plan is a plan by which the Company has distributed rights (“Rights”) to purchase (at the rate of one Right per share of common stock) one-hundredth of a share of no par value Series A Junior Preferred (a “Unit”) at an exercise price of $12.00 per Unit. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the Rights “flip-in” and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the “flip-in” will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would “flip-over” and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire May 16, 2004. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

     During 1999, the shareholder rights plan was amended by altering the definition of “acquiring person” to specify that Solidus, LLC, predecessor to Solidus Company, and its affiliates shall not be or become an acquiring person as the result of its acquisition of Company stock in excess of 20% or more of Company common stock outstanding. E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company.

Note J – Commitments and Contingencies

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to thirteen years. The total estimated amount of lease payments remaining on these 28 individual leases at December 29, 2002 was approximately $4.2 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 33 individual leases at December 29, 2002, was approximately $2.2 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California Wendy’s restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of December 29, 2002, was approximately $1.2 million.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition.

Note K – Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities included the following:

	December 29	December 30
	2002	2001

Taxes, other than income taxes	$1,688,000	$1,540,000
Salaries, wages and vacation pay	951,000	983,000
Insurance	198,000	201,000
Interest	205,000	55,000
State and federal income taxes	125,000	167,000
Bonus compensation	377,000	—
ESOP contribution	152,000	—
Other	1,286,000	1,010,000

	$4,982,000	$3,956,000

Note L – Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the systematic amortization of goodwill. The Company adopted SFAS No. 142 effective December 31, 2001, and ceased amortization of its goodwill balance. However, intangible assets with finite lives continue to be amortized over their estimated useful lives.

     SFAS No. 142 also required the Company to complete an impairment review of its goodwill. During the fourth quarter of 2002, the Company completed its transitional impairment test and determined that the goodwill associated with the acquisition of its original restaurant was impaired. Accordingly, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $171,000 on which the Company recognized no tax benefit.

     The remaining intangible assets recorded on the accompanying consolidated balance sheet at December 29, 2002 include deferred loan costs and other intangible assets with finite lives and are scheduled to be amortized as follows: 2003 — $132,000; 2004 — $94,000; 2005 — $66,000; 2006 — $52,000; 2007 - $52,000.

     Prior to the Company’s adoption of SFAS No. 142, annual amortization of goodwill totaled $5,000.

Quarterly Results of Operations

     The following is a summary of the quarterly results of operations for the years ended December 29, 2002 and December 30, 2001 (in thousands, except per share amounts):

	2002 Quarters Ended

	March 31		June 30	September 29	December 29

Net sales	$25,632		$24,350	$23,698	$25,099
Income before cumulative effect of change in accounting principle	$577		$324	$44	$2,061	(2)
Net income	$406	(1)	$324	$44	$2,061	(2)
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.09		$.05	$.01	$.31
Cumulative effect of change in accounting principle	$(.03)		$—	$—	$-

Basic earnings per share	$.06	(1)	$.05	$.01	$.31
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.08		$.05	$.01	$.31
Cumulative effect of change in accounting principle	$(.02)		$—	$—	$-

Diluted earnings per share	$.06	(1)	$.05	$.01	$.31

	2001 Quarters Ended

	April 1	July 1	September 30	December 30

Net sales	$23,012	$21,876	$22,188	$24,130
Net income (loss)	$417	$(183)	$(274)	$311
Basic earnings (loss) per share	$.06	$(.03)	$(.04)	$.05
Diluted earnings (loss) per share	$.06	$(.03)	$(.04)	$.05

(1)	Net income and earnings per share for the quarter ended March 31, 2002 have been restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” effective December 31, 2001.

(2)	Includes favorable adjustment of $1,200 related to recognition of deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

Item 11. Executive Compensation

     The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” sections of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this annual report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in this report regarding the Company and its consolidated subsidiaries has been made known to them by others within Company.

     Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	See Item 8.

(a)(2)	The information required under Item 15, subsection (a)(2) is set forth in a supplement filed as part of this report beginning on page F-1.

(a)(3)	Exhibits:

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3)(b)	Restated Bylaws as currently in effect. (Exhibit 3(b) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(a)	Form of Indenture dated as of May 19, 1983, between the Registrant and First American National Bank of Nashville, Trustee (Exhibit 4 of the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1983, is incorporated herein by reference).

(4)(b)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4)(c)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(d)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(e)	Stock Purchase and Standstill Agreement dated March 22, 1999, by and between the Registrant and Solidus, LLC. (Exhibit 4(e) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(10)(a)	Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(b)*	Employee Stock Ownership Plan, as amended and restated, effective January 1, 1997 and executed February 25, 2002 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K for the year ended December 30, 2001 is incorporated herein by reference).

(10)(c)	Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(d)	Amended and Restated Secured Promissory Note dated November 30, 2000 from the J. Alexander’s Corporation Employee Stock Ownership Trust to Registrant (incorporated by reference to Exhibit (10)(u) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Asset Purchase Agreement dated October 25, 1996 by and between VCE Restaurants, Inc., Volunteer Capital Corporation and Wendy’s International, Inc. (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 1996 is incorporated herein by reference).

(10)(f)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(g)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(h)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(i)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(j)*	Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 15, 2001, is incorporated herein by reference).

(10)(k)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(l)*	1985 Stock Option Plan (incorporated by reference to pages 15 through 20 of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1985, and Exhibit A to the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 11, 1993.).

(10)(m)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(n)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(o)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(p)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(q)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(r)*	1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Auditors.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes executive compensation plan or arrangement.

(b)	Reports on Form 8-K:

During the quarter ended December 29, 2002, the Company filed no reports on Form 8-K.

(c)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date:	3/24/03	By:	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	03/24/03

/s/R. Gregory Lewis R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	03/24/03

/s/Mark A. Parkey Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	03/24/03

/s/E. Townes Duncan E. Townes Duncan	Director	03/24/03

/s/Garland G. Fritts Garland G. Fritts	Director	03/26/03

/s/J. Bradbury Reed J. Bradbury Reed	Director	03/24/03

CERTIFICATION

I, Lonnie J. Stout II, certify that:

     1.      I have reviewed this annual report on Form 10-K of J. Alexander’s Corporation;

     2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer

CERTIFICATION

I, R. Gregory Lewis, certify that:

     1.      I have reviewed this annual report on Form 10-K of J. Alexander’s Corporation;

     2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)      Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a)      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ R. Gregory Lewis

R. Gregory Lewis
Vice President and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(2), (c) and (d)

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FISCAL YEAR ENDED DECEMBER 29, 2002

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

NASHVILLE, TENNESSEE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other Accounts	Deductions-	at End
Description	of Period	Expenses	Describe	Describe	of Period

Year ended December 29, 2002:
Valuation allowance for deferred tax assets	$4,554,000	$377,000 (1)	$0	$0	$4,931,000
Year ended December 30, 2001:
Valuation allowance for deferred tax assets	$3,919,000	$635,000	$0	$0	$4,554,000
Year ended December 31, 2000:
Valuation allowance for deferred tax assets	$4,110,000	$(191,000)	$0	$0	$3,919,000

(1)	Includes a $1,200,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

J. ALEXANDER’S CORPORATION

EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Auditors

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.