Form 10-Q
period 2003-03-30
ALEXANDERS J CORP
filed 2003-05-14
CIK 103884

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 30, 2003
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________ to________________

Commission file number 1-8766

J. ALEXANDER’S CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-0854056

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202

(Address of principal executive offices)
(Zip Code)

(615) 269-1900

(Registrant’s telephone number, including area code)

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

Yes  [X]   No  [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  [ ]   No  [X]

Common Stock Outstanding — 6,508,373 shares at May 13, 2003.

Page 1 of 24 pages.

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
EX-10.A $5,000,000,000 LOAN AGREEMENT 05/12/03
EX-10.B LINE OF CREDIT NOTE 05/12/03
EX-99.1 SARBANES CEO CERTIFICATION
EX-99.2 SARBANES CFO CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share amount)

	March 30	December 29
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,283	$10,525
Accounts and notes receivable, including current portion of direct financing leases	74	97
Inventories	776	790
Deferred income taxes	488	488
Prepaid expenses and other current assets	1,110	1,000

TOTAL CURRENT ASSETS	5,731	12,900
OTHER ASSETS	1,023	951
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $27,065 and $26,247 at March 30, 2003, and December 29, 2002, respectively	70,621	69,521
DEFERRED INCOME TAXES	712	712
DEFERRED CHARGES, less amortization	930	949

	$79,017	$85,033

	March 30	December 29
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,889	$3,035
Accrued expenses and other current liabilities	4,164	4,982
Unearned revenue	2,088	2,692
Current portion of long-term debt and obligations under capital leases	2,791	6,786

TOTAL CURRENT LIABILITIES	10,932	17,495
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	24,308	24,451
OTHER LONG-TERM LIABILITIES	2,516	2,288
STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,533,935 and 6,660,535 shares at March 30, 2003, and December 29, 2002, respectively	327	333
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,947	34,357
Retained earnings	8,158	7,527

	42,432	42,217
Note receivable — Employee Stock Ownership Plan	(536)	(688)
Employee notes receivable – 1999 Loan Program	(635)	(730)

TOTAL STOCKHOLDERS’ EQUITY	41,261	40,799

	$79,017	$85,033

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended

	March 30	March 31
	2003	2002

Net sales	$26,450	$25,632
Costs and expenses:
Cost of sales	8,415	8,202
Restaurant labor and related costs	8,571	8,395
Depreciation and amortization of restaurant property and equipment	1,059	1,094
Other operating expenses	4,751	4,513

Total restaurant operating expenses	22,796	22,204
General and administrative expenses	1,886	2,082
Pre-opening expense	271	—

Operating income	1,497	1,346
Other income (expense):
Interest expense, net	(536)	(297)
Other, net	(19)	(19)

Total other expense	(555)	(316)

Income before income taxes and cumulative effect of change in accounting principle	942	1,030
Income tax provision	(311)	(453)

Income before cumulative effect of change in accounting principle	631	577
Cumulative effect of change in accounting principle	—	(171)

Net income	$631	$406

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.10	$.09
Cumulative effect of change in accounting principle	—	(.03)

Basic earnings per share	$.10	$.06

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.09	$.08
Cumulative effect of change in accounting principle	—	(.02)

Diluted earnings per share	$.09	$.06

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited in thousands)

	Three Months Ended

	March 30	March 31
	2003	2002

Net cash provided by operating activities	$243	$2,167
Net cash used by investing activities:
Purchase of property and equipment	(2,953)	(1,355)
Other investing activities	(72)	(69)

	(3,025)	(1,424)
Net cash (used) provided by financing activities:
Payments on debt and obligations under capital leases	(4,138)	(4)
Proceeds under bank line of credit agreement	—	9,363
Payments under bank line of credit agreement	—	(9,864)
Common stock repurchased	(417)	(42)
Reduction of employee notes receivable – 1999 Loan Program	95	30

	(4,460)	(517)
(Decrease) increase in cash and cash equivalents	(7,242)	226
Cash and cash equivalents at beginning of period	10,525	1,035

Cash and cash equivalents at end of period	$3,283	$1,261

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)

NOTE A — BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s consolidated condensed financial statements to conform to the 2003 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation’s (the “Company’s”) annual report on Form 10-K for the fiscal year ended December 29, 2002.

NOTE B — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Quarter Ended

	March 30	March 31
	2003	2002

Numerator:
Net income (numerator for basic earnings per share)	$631	$406
Effect of dilutive securities	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$631	$406

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,616	6,787
Effect of dilutive securities:
Employee stock options	86	30

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,702	6,817

Basic earnings per share	$.10	$.06

Diluted earnings per share	$.09	$.06

      In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended March 30, 2003, options to purchase 423,000 shares of common stock, at prices ranging from $3.42 to $11.69, were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2002, options to purchase 736,000 shares of common stock, at prices ranging from $2.75 to $11.69, were similarly excluded from the computation of diluted earnings per share.

NOTE C – INCOME TAXES

      The Company’s provisions for income taxes for the first quarters of both 2003 and 2002 result from estimated federal alternative minimum tax (AMT) and state income taxes payable.

      The effective tax rates result from the AMT rate being applied to the Company’s pre-tax accounting income after adding back certain tax preference items as well as permanent differences and timing differences in book and tax income. The Company maintains a significant valuation allowance on its deferred tax assets, and no benefit is recognized in the current year’s income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of selected tax carryforwards that it has accumulated.

NOTE D – LONG-TERM DEBT

      In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate of 8.2% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. At March 30, 2003, the mortgage loan had an outstanding balance of $24,823,000. A portion of these funds was used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit, terminating that facility. Remaining funds were invested in short-term money market funds and will be used primarily for retiring the Company’s Convertible Subordinated Debentures. During the quarter ended March 30, 2003, the Company redeemed $4,000,000 of the Convertible Subordinated Debentures and the remaining $2,250,000 of obligations mature on June 1, 2003.

NOTE E – STOCK BASED COMPENSATION

      The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements.

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarter Ended

	March 30, 2003	March 31, 2002

Net income, as reported	$631,000	$406,000
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(32,000)	(36,000)

Pro forma net income	$599,000	$370,000

Net income per share:
Basic, as reported	$.10	$.06
Basic, pro forma	$.09	$.05
Diluted, as reported	$.09	$.06
Diluted, pro forma	$.09	$.05
Weighted average shares used in computation:
Basic	6,616,000	6,787,000
Diluted	6,702,000	6,817,000

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

Note F – GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the systematic amortization of goodwill. The Company adopted SFAS No. 142, effective December 31, 2001, and ceased amortization of its goodwill balance. However, intangible assets with finite lives continue to be amortized over their estimated useful lives.

      SFAS No. 142 also required the Company to complete an impairment review of its goodwill. During the fourth quarter of 2002, the Company completed its transitional impairment test and determined that the goodwill associated with the acquisition of its original restaurant was impaired. Accordingly, effective as of the first quarter of fiscal 2002, the Company recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $171,000 on which the Company recognized no tax benefit.

Note J – COMMITMENTS AND CONTINGENCIES

      As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to thirteen years. The total estimated amount of lease payments remaining on these 27 individual leases at March 30, 2003 was approximately $5.5 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 33 individual leases at March 30, 2003, was approximately $2.1 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California Wendy’s restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of March 30, 2003, was approximately $1.3 million.

      The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition.

NOTE G – LINE OF CREDIT

      On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,701,000 at March 30, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan under the provisions of the agreement prior to March 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Quarter Ended

	March 30	March 31
	2003	2002

Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	31.8	32.0
Restaurant labor and related costs	32.4	32.8
Depreciation and amortization of restaurant property and equipment	4.0	4.3
Other operating expenses	18.0	17.6

Total restaurant operating expenses	86.2	86.6
General and administrative expenses	7.1	8.1
Pre-opening expense	1.0	—

Operating income	5.7	5.3
Other income (expense):
Interest expense, net	(2.0)	(1.2)
Other, net	(0.1)	(0.1)

Total other income (expense)	(2.1)	(1.2)

Income before income taxes and cumulative effect of change in accounting principle	3.6	4.0
Income tax provision	(1.2)	(1.8)

Income before cumulative effect of change in accounting principle	2.4	2.3
Cumulative effect of change in accounting principle	—	(0.7)

Net income	2.4%	1.6%

Note: Certain percentage totals do not sum due to rounding.
Restaurants open at end of period	25	24
Weighted average weekly sales per restaurant:
All restaurants	$83,500	$82,200
Same store restaurants	$83,600	$81,900

Net Sales

      Net sales increased by $818,000, or 3.2%, to $26,450,000 during the first quarter of 2003 from $25,632,000 during the same period of 2002. This increase was attributable to sales increases within the Company’s same store restaurant base and a new restaurant which opened in March, 2003.

      Same store sales, which include comparable results for all restaurants open for more than 18 months, totaled $83,600 per week on a base of 22 restaurants during the quarter ended March 30, 2003, an increase of 2.1% compared to $81,900 per week during the same period of 2002. Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.81 for the first quarter of 2003 representing a decrease of 0.8% compared to $15.93 for the first quarter of 2002. Menu prices for the first quarter of 2003 decreased by an estimated 0.4% compared to the same period in 2002. The Company estimates that customer traffic (guest counts) on a same store basis increased by 2.2% in the first quarter of 2003 compared to the corresponding period of 2002.

      Management believes that continued emphasis on providing professional service combined with effective menu management will continue to build sales and increase customer traffic over time. However, the results of these efforts may be dependent on improvement in the nation’s economy and consumer confidence levels.

Costs and Expenses

      Total restaurant operating expenses decreased to 86.2% of sales in the first quarter of 2003 from 86.6% in the corresponding period of 2002, with restaurant operating margins increasing to 13.8% from 13.4% for the respective periods. Cost of sales decreased to 31.8% in the first quarter of 2003 compared to 32.0% in the corresponding period of 2002, as favorable costs associated with pork and produce more than offset increased costs associated with seafood and poultry products.

      Restaurant labor and related costs decreased from 32.8% of sales during the first quarter of 2002 to 32.4% of sales during the first quarter of 2003. This decrease is due largely to the effect of higher tip share contributions by restaurant servers to each restaurant’s tip pool, which resulted in reductions in the hourly wage rates paid by the Company to the employees receiving distributions under the tip pool program. The favorable effects of the higher tip share contributions more than offset the impact of increased wages associated with kitchen staff and increases in workers’ compensation insurance premiums and other benefit related items.

      Depreciation and amortization of restaurant property and equipment decreased to 4.0% of sales during the first quarter of 2003, compared to 4.3% of sales during the corresponding period of the prior year, primarily due to assets which became fully depreciated subsequent to March 31, 2002.

      Other operating expenses increased to 18.0% of sales during the first quarter of 2003 compared to 17.6% of sales during the same period of 2002. This increase is primarily related to higher repair and maintenance expenditures and increased utilities expense, primarily related to natural gas, during the first quarter of 2003.

      While management expects the Company to continue to make progress in the performance of its restaurants during the remainder of 2003, much of the financial improvement achieved in this area will likely be offset by large increases expected in pre-opening expense and interest expense as discussed below.

      Management believes that continuing to increase sales volumes in the Company’s restaurants is a significant factor in improving the Company’s profitability and it intends to maintain a low new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining its pursuit of operational excellence. Further, the Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company’s investments in new restaurants.

General and Administrative Expenses

      General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, decreased from $2,082,000 during the first quarter of 2002 to $1,886,000 during the corresponding period of 2003. Reduced management training and relocation costs, which typically comprise 15-20% of the Company’s total general and administrative expenses, were primarily responsible for the decrease noted above. As a percentage of sales, general and administrative expenses decreased from 8.1% during the first quarter of 2002 to 7.1% during the comparable period in 2003.

Pre-Opening Expense

      Pre-opening costs, which are expensed as incurred, totaled $271,000 during the first quarter of 2003 and were incurred in connection with the Northbrook, Illinois restaurant opened in March of 2003. There were no new restaurants opened during 2002. In addition to the Northbrook restaurant, the Company plans to open one additional new restaurant in 2003 and, as a result, expects pre-opening expenses to increase by approximately $600,000 in 2003 compared to 2002.

Other Income (Expense)

      Net interest expense increased from $297,000 during the first quarter of 2002 to $536,000 during the corresponding quarter of 2003. This increase is due to increased borrowings and to higher interest rates associated with $25,000,000 of mortgage financing the Company completed during the fourth quarter of 2002. Primarily as a result of higher interest rates associated with the mortgage financing, net interest expense is expected to increase by $700,000 to $800,000 in 2003 compared to 2002.

Income Taxes

      The Company’s provisions for income taxes for the first quarters of both 2003 and 2002 result from estimated federal alternative minimum tax (AMT) and state income taxes payable.

      The effective tax rates result from the AMT rate being applied to the Company’s pre-tax accounting income after adding back certain tax preference items as well as permanent differences and timing differences in book and tax income. The Company maintains a significant valuation allowance on its deferred tax assets, and no benefit is recognized in the current year’s income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of selected tax carryforwards that it has accumulated.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash flow from operations totaling $243,000 and $2,167,000 during the first quarters of 2003 and 2002, respectively. Cash and cash equivalents decreased from $10,525,000 at year end 2002 to $3,283,000 at March 30, 2003, primarily due to the Company’s redemption of $4,000,000 in Convertible Subordinated Debentures and the funding of costs associated with the construction of a new restaurant which opened in March 2003.

      The Company requires capital primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting required debt service obligations. The Company has met these needs and maintained liquidity in recent years primarily by use of cash flow from operations, use of a bank line of credit and, beginning in October 2002, through borrowings under a mortgage loan.

      On October 29, 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate of 8.2% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds were used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit as of October 29, 2002, terminating that facility. A portion of the remaining funds were used for retiring debentures and new restaurant development as noted above. The remaining $2,250,000 of Convertible Subordinated Debentures mature on June 1, 2003.

      In addition to the Northbrook, Illinois restaurant opened in March 2003, the Company plans to open one additional restaurant in 2003, although its completion is subject to certain contingencies. Management estimates that the costs to complete these restaurants and for capital maintenance for existing restaurants will be approximately $6.0 million to $6.5 million for 2003. In addition, the Company could incur capital expenditures for the purchase of property and/or construction of restaurants for locations to be opened in 2004. Any such expenditures are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the amounts above.

      The Company has periodically made, and expects to continue to make, purchases of its common stock under a repurchase program, under which the total authorized purchases were recently increased to $2,000,000. From June 2001 through May 9, 2003, the Company repurchased approximately 409,000 shares at a cost of approximately $1,184,000. The Company generally does not repurchase shares following the end of its fiscal quarter until after results for the quarter have been publicly announced.

      While a working capital deficit of $5,201,000 was present as of March 30, 2003, the Company does not believe this deficit impairs the overall financial condition of the Company because certain of the Company’s expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant, so that virtually all cash generated by operations is available to meet current obligations.

      On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,701,000 at March 30, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan under the provisions of the agreement prior to March 30, 2006.

      Management believes that funds on hand at March 30, 2003, combined with cash flow from operations and borrowings available under the $5 million line of credit, will be adequate to meet its financing needs through 2003.

      As of May 13, 2003, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CRITICAL ACCOUNTING POLICIES

      The preparation of the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes: The Company had $6,142,000 of gross deferred tax assets at December 29, 2002, consisting principally of $4,457,000 of tax credit carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.

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

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company recorded significant increases in operating income in four of the last five years and has reached a size and experience level which make it less likely that any unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense.

Failure to achieve forecasted taxable income could affect the ultimate realization of the net deferred tax assets. Because of the uncertainties discussed above, which are somewhat compounded by an uncertain geopolitical and economic environment, there can be no assurance that management’s forecast of taxable income will be achieved and that there could not be an increase in the valuation allowance in the future. It is also possible that the Company could generate profitability and taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its net deferred tax assets.

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

      The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles.

FORWARD-LOOKING STATEMENTS

      In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company’s ability to increase sales in certain of its restaurants; the Company’s ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; changes in consumer tastes; and government regulations. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 and incorporated herein by reference for a description of a number of risks and uncertainties which could effect actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,701,000 at March 30, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan under the provisions of the agreement prior to March 30, 2006.

      Aside from the factors noted above, there have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after completing the evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on May 9, 2003, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company was held May 13, 2003.

(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)	At the Annual Meeting conducted May 13, 2003, the shareholders voted on the election of directors.

	Duncan	Fritts	Reed	Stout

For	5,039,167	5,080,009	5,079,109	5,039,295
Withhold Authority	95,989	55,147	56,047	95,861

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit (10)(a)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc., and Bank of America, N.A.

Exhibit (10)(b)	Line of Credit Note dated May 12, 2003, by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On April 23, 2003, the Company filed a Form 8-K containing Item 12, Regulation FD Disclosure “Results of Operations and Financial Condition”.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: May 13, 2003	/s/ Lonnie J. Stout II

Lonnie J. Stout II Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	/s/ R. Gregory Lewis

R. Gregory Lewis Vice-President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS:

I, Lonnie J. Stout II, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of J. Alexander’s Corporation;

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

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman of the Board, Chief Executive Officer and President

I, R. Gregory Lewis, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of J. Alexander’s Corporation;

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

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ R. Gregory Lewis

R. Gregory Lewis
Vice President, Chief Executive Officer and Secretary

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.		Page No.

Exhibit (10)(a)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J.Alexander’s Corporation, J. Alexander’s Restaurants, Inc., and Bank of America, N.A.

Exhibit (10)(b)	Line of Credit Note dated May 12, 2003, by and between J.Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.