Form 10-Q
period 2003-06-29
ALEXANDERS J CORP
filed 2003-08-13
CIK 103884

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 29, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from_______________to______________.

Commission file number 1-8766

J. ALEXANDER’S CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-0854056

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202
(Address of principal executive offices)
(Zip Code)

(615)269-1900
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

Yes ☒   No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐     No ☒

      Common Stock Outstanding – 6,423,139 shares at August 11, 2003.

Page 1 of 20 pages.

PART I. FINANCIAL INFORMATION
SIGNATURES
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J. Alexander’s Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share amount)

	June 29	December 29
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,579	$10,525
Accounts and notes receivable, including current portion of direct financing leases	109	97
Inventories	831	790
Deferred income taxes	488	488
Prepaid expenses and other current assets	1,221	1,000

TOTAL CURRENT ASSETS	4,228	12,900
OTHER ASSETS	1,020	951
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $28,028 and $26,247 at June 29, 2003, and December 29, 2002, respectively	70,687	69,521
DEFERRED INCOME TAXES	712	712
DEFERRED CHARGES, less amortization	943	949

	$77,590	$85,033

	June 29	December 29
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,068	$3,035
Accrued expenses and other current liabilities	4,675	4,982
Unearned revenue	1,983	2,692
Current portion of long-term debt and obligations under capital leases	552	6,786

TOTAL CURRENT LIABILITIES	9,278	17,495
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	24,369	24,451
OTHER LONG-TERM LIABILITIES	2,447	2,288
STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,423,139 and 6,660,535 shares at June 29, 2003, and December 29, 2002, respectively	322	333
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,609	34,357
Retained earnings	8,673	7,527

	42,604	42,217
Note receivable — Employee Stock Ownership Plan	(536)	(688)
Employee notes receivable – 1999 Loan Program	(572)	(730)

TOTAL STOCKHOLDERS’ EQUITY	41,496	40,799

	$77,590	$85,033

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Six Months Ended		Quarter Ended

	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Net sales	$52,865	$49,982	$26,415	$24,350
Costs and expenses:
Cost of sales	16,927	15,768	8,512	7,566
Restaurant labor and related costs	17,232	16,571	8,661	8,176
Depreciation and amortization of restaurant property and equipment	2,136	2,196	1,077	1,102
Other operating expenses	9,518	9,198	4,767	4,685

Total restaurant operating expenses	45,813	43,733	23,017	21,529
General and administrative expenses	3,953	4,026	2,067	1,944
Pre-opening expense	290	—	19	—

Operating income	2,809	2,223	1,312	877
Other income (expense):
Interest expense, net	(1,061)	(582)	(525)	(285)
Other, net	(37)	(32)	(18)	(13)

Total other expense	(1,098)	(614)	(543)	(298)

Income before income taxes and cumulative effect of change in accounting principle	1,711	1,609	769	579
Income tax provision	(565)	(708)	(254)	(255)

Income before cumulative effect of change in accounting principle	1,146	901	515	324
Cumulative effect of change in accounting principle	—	(171)	—	—

Net income	$1,146	$730	$515	$324

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.18	$.13	$.08	$.05
Cumulative effect of change in accounting principle	—	(.02)	—	—

Basic earnings per share	$.18	$.11	$.08	$.05

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.17	$.13	$.08	$.05
Cumulative effect of change in accounting principle	—	(.02)	—	—

Diluted earnings per share	$.17	$.11	$.08	$.05

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended

	June 29	June 30
	2003	2002

Net cash provided by operating activities	$2,393	$3,162
Net cash used by investing activities:
Purchase of property and equipment	(4,351)	(1,736)
Other investing activities	(70)	(63)

	(4,421)	(1,799)
Net cash (used) provided by financing activities:
Payments on debt and obligations under capital leases	(6,516)	(1,721)
Proceeds under bank line of credit agreement	400	19,621
Payments under bank line of credit agreement	(200)	(19,653)
Common stock repurchased	(848)	—
Reduction of employee notes receivable – 1999 Loan Program	158	—
Other	88	48

	(6,918)	(1,705)
Decrease in cash and cash equivalents	(8,946)	(342)
Cash and cash equivalents at beginning of period	10,525	1,035

Cash and cash equivalents at end of period	$1,579	$693

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)

NOTE A — BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s consolidated condensed financial statements to conform to the 2003 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 29, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation’s (the “Company’s”) annual report on Form 10-K for the fiscal year ended December 29, 2002.

NOTE B — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Six Months Ended		Quarter Ended

	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Numerator:
Net income (numerator for basic earnings per share)	$1,146	$730	$515	$324
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$1,146	$730	$515	$324

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,544	6,788	6,471	6,790
Effect of dilutive securities:
Employee stock options	80	59	74	87

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,624	6,847	6,545	6,877

Basic earnings per share	$.18	$.11	$.08	$.05

Diluted earnings per share	$.17	$.11	$.08	$.05

      In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended June 29, 2003, options to purchase 421,000 shares of common stock, at prices ranging from $3.42 to $11.69, were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2002, options to purchase 244,000 shares of common stock, at prices ranging from $3.44 to $11.69, were similarly excluded from the computation of diluted earnings per share.

      For the six months ended June 29, 2003 and June 30, 2002, respectively, options to purchase 422,000 and 486,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $3.42 to $11.69 (2003) and $2.75 to $11.69 (2002).

NOTE C – INCOME TAXES

      The Company’s provisions for income taxes for the first six months and second quarters of both 2003 and 2002 result from estimated federal alternative minimum tax (AMT) and state income taxes payable.

      The effective tax rates result from the AMT rate being applied to the Company’s pre-tax accounting income after adding back certain tax preference items as well as permanent differences and timing differences in book and tax income. The Company maintains a significant valuation allowance on its deferred tax assets, and no benefit is recognized in the current year’s income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of certain tax carryforwards that it has accumulated.

NOTE D – LONG-TERM DEBT

      In October 2002, the Company obtained $25,000,000 of long-term mortgage financing. The mortgage loan has an effective annual interest rate of 8.2% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. At June 29, 2003, the mortgage loan had an outstanding balance of $24,699,000. A portion of the proceeds from this loan was used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit as of October 29, 2002, terminating that facility. Remaining funds were used during 2003 primarily for retiring the Company’s Convertible Subordinated Debentures and for new restaurant development. During the quarter ended March 30, 2003, the Company redeemed $4,000,000 of the Convertible Subordinated Debentures and the remaining $2,250,000 of obligations were redeemed effective June 1, 2003.

      On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Borrowings outstanding under this line of credit totaled $200,000 at June 29, 2003. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,273,000 at June 29, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement.

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

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

(In thousands, except per share amounts)	Six Months Ended		Quarter Ended

	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Net income, as reported	$1,146	$730	$515	$324
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(60)	(72)	(28)	(36)

Pro forma net income	$1,086	$658	$487	$288

Net income per share:
Basic, as reported	$.18	$.11	$.08	$.05
Basic, pro forma	$.17	$.10	$.08	$.04
Diluted, as reported	$.17	$.11	$.08	$.05
Diluted, pro forma	$.16	$.10	$.07	$.04
Weighted average shares used in computation:
Basic	6,544	6,788	6,471	6,790
Diluted	6,624	6,847	6,545	6,877

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

NOTE G – COMMITMENTS AND CONTINGENCIES

      As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to thirteen years. The total estimated amount of lease payments remaining on these 27 individual leases at June 29, 2003 was approximately $5.2 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 33 individual leases at June 29, 2003, was approximately $1.8 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California Wendy’s restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of June 29, 2003, was approximately $1.3 million.

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Six Months Ended		Quarter Ended

	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.0	31.5	32.2	31.1
Restaurant labor and related costs	32.6	33.2	32.8	33.6
Depreciation and amortization of restaurant property and equipment	4.0	4.4	4.1	4.5
Other operating expenses	18.0	18.4	18.0	19.2

Total restaurant operating expenses	86.7	87.5	87.1	88.4
General and administrative expenses	7.5	8.1	7.8	8.0
Pre-opening expense	0.5	—	0.1	—

Operating income	5.3	4.4	5.0	3.6
Other income (expense):
Interest expense, net	(2.0)	(1.2)	(2.0)	(1.2)
Other, net	(0.1)	(0.1)	(0.1)	(0.1)

Total other expense	(2.1)	(1.2)	(2.1)	(1.2)

Income before income taxes and cumulative effect of change in accounting principle	3.2	3.2	2.9	2.4
Income tax provision	(1.1)	(1.4)	(1.0)	(1.0)

Income before cumulative effect of change in accounting principle	2.2	1.8	1.9	1.3
Cumulative effect of change in accounting principle	—	(0.3)	—	—

Net income	2.2%	1.5%	1.9%	1.3%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	25	24
Weighted average weekly sales per restaurant:
All restaurants	$82,200	$80,300	$81,000	$78,300
Same store restaurants	$82,400	$80,100	$81,200	$78,400

Net Sales

      Net sales increased by $2,883,000, or 5.8%, and $2,065,000, or 8.5%, for the first six months and second quarter of 2003, respectively, as compared to the same periods of 2002. These increases were attributable to a new restaurant opened in March of 2003 and to sales increases within the Company’s same store restaurant base. Same store sales, which include comparable results for all restaurants open for more than 18 months, averaged $82,400 and $81,200 per week on a base of 23 restaurants during the six months and second quarter ended June 29, 2003, representing increases of 2.9% and 3.6% compared to the same periods of 2002.

      The Company has made no significant menu price changes in either 2002 or 2003 and management estimates the average check per guest, excluding alcoholic beverage sales, was approximately $15.80 for the first six months and second quarter of 2003 as well as for the same periods of the prior year. The Company estimates that customer traffic (guest counts) on a same store basis increased by approximately 2.7% and 3.5% during the first six months and second quarter of 2003, respectively, compared to the corresponding periods of 2002.

      Management believes that its long term emphasis on providing professional service combined with effective menu management has contributed to increases in same store sales and customer traffic and that this approach will continue to build sales over time. While the results of these efforts may remain somewhat dependent on improvement in the nation’s economy and consumer confidence levels, the Company’s same store sales trends have remained very solid and same store sales remained positive in July 2003 compared to July 2002.

Costs and Expenses

      Total restaurant operating expenses decreased to 86.7% and 87.1% of sales in the first six months and second quarter of 2003 compared to 87.5% and 88.4% in the corresponding periods of 2002.

      Cost of sales increased to 32.0% and 32.2% of sales in the first six months and second quarter of 2003 compared to 31.5% and 31.1% in the corresponding periods of 2002, due primarily to increases in the prices of poultry and, in the second quarter, produce, combined with the effects of an upgraded beef product offering, product mix shifts and increases in certain other commodity prices. The Company has experienced upward pressure on prices of many of its food items in recent months and does not expect these to moderate significantly in the near future. The increases in cost of sales as a percentage of sales were offset by decreases in all other restaurant operating expense categories as discussed below.

      Restaurant labor and related costs decreased to 32.6% and 32.8% of sales during the first six months and second quarter of 2003 from 33.2% and 33.6% of sales during the same periods of 2002. These decreases were due largely to the effect of higher tip share contributions by restaurant servers to each restaurant’s tip pool, which resulted in reductions in the hourly wage rates paid by the Company to the employees receiving distributions under the tip pool program. The favorable effects of the higher tip share contributions combined with labor efficiencies gained at higher sales volumes more than offset the impact of increased wages associated with kitchen staff and increases in workers’ compensation insurance premiums.

      Depreciation and amortization of restaurant property and equipment decreased to 4.0% and 4.1% of sales during the first six months and second quarter of 2003, compared to 4.4% and 4.5% of sales during the corresponding periods of the prior year, primarily due to assets which have become fully depreciated.

      Other operating expenses decreased to 18.0% of sales during the first six months and second quarter of 2003 compared to 18.4% and 19.2% of sales in the corresponding periods of 2002. These decreases are primarily related to operating efficiencies gained at higher sales volumes and management’s emphasis on controlling costs in this area.

      While management expects the Company to continue to make progress in the performance of its restaurants during the remainder of 2003, much of the financial improvement achieved in this area will likely be offset by large increases expected in pre-opening expense and interest expense as discussed below. Therefore, management anticipates that income before taxes for 2003 will approximate or modestly exceed income before taxes in 2002.

      Management believes that continuing to increase sales volumes in the Company’s restaurants is a significant factor in improving the Company’s profitability and it intends to maintain a conservative new restaurant development rate of generally one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining its pursuit of operational excellence. Further, the Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company’s investments in new restaurants.

General and Administrative Expenses

      General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, decreased to 7.5% and 7.8% of sales for the first six months and second quarter of 2003 compared to 8.1% and 8.0% of sales for the corresponding periods of 2002. These decreases as a percent of sales are primarily related to higher sales volumes achieved by the Company.

Pre-Opening Expense

      Pre-opening costs, which are expensed as incurred, totaled $290,000 and $19,000 for the first six months and second quarter of 2003 and were primarily associated with the Northbrook, Illinois restaurant opened in March of 2003. There were no new restaurants opened during 2002. In addition to the Northbrook restaurant, the Company plans to open one additional new restaurant in 2003 and, as a result of these openings, expects pre-opening expenses to increase by approximately $550,000 to $600,000 in 2003 compared to 2002.

Other Income (Expense)

      Net interest expense increased to $1,061,000 during the first six months of 2003 from $582,000 during the corresponding period of 2002. For the second quarter of 2003, net interest expense increased to $525,000 from $285,000 in the same period of the prior year. These increases were due to increased borrowings and to higher interest rates associated with $25,000,000 of mortgage financing the Company completed during the fourth quarter of 2002. Primarily as a result of higher interest rates associated with the mortgage financing, net interest expense is expected to increase by approximately $800,000 in 2003 compared to 2002.

Income Taxes

      The Company’s provisions for income taxes for the first six months and second quarters of both 2003 and 2002 result from estimated federal alternative minimum tax (AMT) and state income taxes payable.

      The effective tax rates result from the AMT rate being applied to the Company’s pre-tax accounting income after adding back certain tax preference items as well as permanent differences and timing differences in book and tax income. The Company maintains a significant valuation allowance on its deferred tax assets, and no benefit is recognized in the current year’s income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is unable to take advantage of certain tax carryforwards that it has accumulated.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash flow from operations totaling $2,393,000 and $3,162,000 during the first six months of 2003 and 2002, respectively. Cash and cash equivalents decreased from $10,525,000 at year end 2002 to $1,579,000 at June 29, 2003 as these funds, along with cash flows from operations, were used primarily to retire $6,250,000 of the Company’s outstanding Convertible Subordinated Debentures, to fund costs associated with the construction of a new restaurant which opened in March 2003, to fund improvements to existing restaurants, and for repurchases of the Company’s common stock.

      The Company requires capital primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service obligations. The Company has met these needs and maintained liquidity in recent years primarily by use of cash flow from operations, use of a bank line of credit and, beginning in October 2002, through borrowings under a mortgage loan.

      On October 29, 2002, the Company obtained $25,000,000 of long-term mortgage financing. The mortgage loan has an effective annual interest rate of 8.2% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of the proceeds from this loan was used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit as of October 29, 2002, terminating that facility. The remaining funds were used primarily for retiring debentures and new restaurant development as noted above.

      In addition to the Northbrook, Illinois restaurant opened in March 2003, the Company has one restaurant under construction which is expected to open in 2003. Management estimates that the total costs to complete these restaurants and for capital maintenance for existing restaurants will be approximately $7.5 million to $8.0 million for 2003. In addition the Company is currently negotiating for the acquisition of a leased restaurant location which, if negotiations are successfully completed, would be converted to a J. Alexander’s restaurant which would also be expected to open in 2003. Acquisition and conversion costs for this location are estimated to be approximately $800,000 to $1,000,000 and would be in addition to the amounts above.

      The Company has periodically made, and may continue to make, purchases of its common stock under a repurchase program, under which the total authorized purchases are $2,000,000. From June 2001 through August 8, 2003, the Company repurchased approximately 535,000 shares at a cost of approximately $1,555,000. The Company generally does not repurchase shares following the end of its fiscal quarter until after results for the quarter have been publicly announced.

      While a working capital deficit of $5,050,000 was present as of June 29, 2003, the Company does not believe this deficit impairs the overall financial condition of the Company because certain of the Company’s expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant, so that virtually all cash generated by operations is available to meet current obligations.

      On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,273,000 at June 29, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $200,000 at June 29, 2003.

      Management believes that funds on hand at June 29, 2003, combined with cash flow from operations and borrowings available under the $5 million line of credit, will be adequate to meet its financing needs through 2003.

      As of August 11, 2003, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

FORWARD-LOOKING STATEMENTS

      In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company’s ability to increase sales in certain of its restaurants; the Company’s ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; the timing, cost and frequency of new restaurant openings; changes in business and economic conditions; changes in consumer tastes; and government regulations. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Borrowings outstanding under this line of credit totaled $200,000 at June 29, 2003. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,273,000 at June 29, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement.

      Aside from the factors noted above, there have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On July 23, 2003, the Company filed a Form 8-K under Item 9 (pursuant to Item 12) related to its press release announcing second quarter earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: August 11, 2003	/s/ Lonnie J. Stout II

Lonnie J. Stout II Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2003	/s/ R. Gregory Lewis

R. Gregory Lewis Vice-President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.