Form 10-Q
period 2003-09-28
ALEXANDERS J CORP
filed 2003-11-12
CIK 103884

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 28, 2003

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

Yes  ☐  No  ☒

     Common Stock Outstanding – 6,433,041 shares at November 10, 2003.

Page 1 of 23 pages.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Ex-4.a 1st Amend. Stock Purchase/Standstill Agree.
EX-31.1 302 CERTIFICATION OF THE CEO
EX-31.2 302 CERTIFICATION OF THE CFO
EX-32.1 SECTIOIN 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J. Alexander’s Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Dollars in thousands, except per share amount)

	September 28	December 29
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$742	$10,525
Accounts and notes receivable, including current portion of direct financing leases	108	97
Inventories	895	790
Deferred income taxes	488	488
Prepaid expenses and other current assets	814	1,000

TOTAL CURRENT ASSETS	3,047	12,900
OTHER ASSETS	1,012	951
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $29,042 and $26,247 at September 28, 2003, and December 29, 2002, respectively	73,530	69,521
DEFERRED INCOME TAXES	712	712
DEFERRED CHARGES, less amortization	915	949

	$79,216	$85,033

	September 28	December 29
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,670	$3,035
Accrued expenses and other current liabilities	3,851	4,982
Unearned revenue	1,848	2,692
Current portion of long-term debt and obligations under capital leases	640	6,786

TOTAL CURRENT LIABILITIES	10,009	17,495
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	24,825	24,451
OTHER LONG-TERM LIABILITIES	2,497	2,288
STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,433,041 and 6,660,535 shares at September 28, 2003, and December 29, 2002, respectively	322	333
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,613	34,357
Retained earnings	9,058	7,527

	42,993	42,217
Note receivable — Employee Stock Ownership Plan	(536)	(688)
Employee notes receivable – 1999 Loan Program	(572)	(730)

TOTAL STOCKHOLDERS’ EQUITY	41,885	40,799

	$79,216	$85,033

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Nine Months Ended		Quarter Ended

	Sept. 28	Sept. 29	Sept. 28	Sept. 29
	2003	2002	2003	2002

Net sales	$78,697	$73,680	$25,832	$23,698
Costs and expenses:
Cost of sales	25,345	23,338	8,418	7,570
Restaurant labor and related costs	25,751	24,644	8,519	8,073
Depreciation and amortization of restaurant property and equipment	3,201	3,295	1,065	1,099
Other operating expenses	14,332	13,849	4,814	4,651

Total restaurant operating expenses	68,629	65,126	22,816	21,393
General and administrative expenses	5,888	5,915	1,968	1,903
Pre-opening expense	526	42	236	42

Operating income	3,654	2,597	812	360
Other income (expense):
Interest expense, net	(1,594)	(850)	(500)	(254)
Other, net	(19)	(60)	18	(28)

Total other expense	(1,613)	(910)	(482)	(282)

Income before income taxes and cumulative effect of change in accounting principle	2,041	1,687	330	78
Income tax (provision) benefit	(510)	(742)	55	(34)

Income before cumulative effect of change in accounting principle	1,531	945	385	44
Cumulative effect of change in accounting principle	—	(171)	—	—

Net income	$1,531	$774	$385	$44

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.24	$.14	$.06	$.01
Cumulative effect of change in accounting principle	—	(.03)	—	—

Basic earnings per share	$.24	$.11	$.06	$.01

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.23	$.14	$.06	$.01
Cumulative effect of change in accounting principle	—	(.03)	—	—

Diluted earnings per share	$.23	$.11	$.06	$.01

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended

	Sept. 28	Sept. 29
	2003	2002

Net cash provided by operating activities	$3,309	$4,359
Net cash used by investing activities:
Purchase of property and equipment	(6,279)	(4,437)
Other investing activities	(68)	(55)

	(6,347)	(4,492)
Net cash (used) provided by financing activities:
Payments on debt and obligations under capital leases	(6,647)	(1,723)
Proceeds under bank line of credit agreement	3,200	29,586
Payments under bank line of credit agreement	(2,700)	(28,625)
Common stock repurchased	(848)	—
Reduction of employee notes receivable – 1999 Loan Program	158	—
Increase in bank overdraft	—	739
Other	92	(97)

	(6,745)	(120)
Decrease in cash and cash equivalents	(9,783)	(253)
Cash and cash equivalents at beginning of period	10,525	1,035

Cash and cash equivalents at end of period	$742	$782

See notes to consolidated condensed financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Condensed Financial Statements (Unaudited)

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s consolidated condensed financial statements to conform to the 2003 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation’s (the “Company’s”) annual report on Form 10-K for the fiscal year ended December 29, 2002.

NOTE B — EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Nine Months Ended		Quarter Ended

	Sept. 28	Sept. 29	Sept. 28	Sept. 29
	2003	2002	2003	2002

Numerator:
Net income (numerator for basic earnings per share)	$1,531	$774	$385	$44
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$1,531	$774	$385	$44

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,504	6,780	6,424	6,764
Effect of dilutive securities:
Employee stock options	123	59	208	61

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,627	6,839	6,632	6,825

Basic earnings per share	$.24	$.11	$.06	$.01

Diluted earnings per share	$.23	$.11	$.06	$.01

     In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended September 28, 2003, options to purchase 206,000 shares of common stock, at prices ranging from $4.97 to $11.69, were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2002, options to purchase 247,000 shares of common stock, at prices ranging from $3.44 to $11.69, were similarly excluded from the computation of diluted earnings per share.

     For the nine months ended September 28, 2003 and September 29, 2002, respectively, options to purchase 350,000 and 417,000 shares of common stock were excluded from the diluted earnings per share calculation, at prices ranging from $3.42 to $11.69 (2003) and $2.75 to $11.69 (2002).

NOTE C – INCOME TAXES

     The Company’s provisions for income taxes for the first nine months of 2003 and the nine months and third quarter of 2002 result from estimated federal alternative minimum tax (AMT) and state income taxes payable. During the third quarter of 2003, the Company reduced its estimated effective annual income tax rate from 33% of income before taxes and cumulative effect of change in accounting principle to 25%. The impact of the effective rate reduction was to decrease the income tax provisions for the nine months and quarter ended September 28, 2003 by $164,000, resulting in a tax benefit of $55,000 for the quarter ended September 28, 2003. As a result, diluted earnings per share for the nine months and third quarter ended September 28, 2003 were increased by $.02 and $.03, respectively.

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

NOTE D – LONG-TERM DEBT

     In October 2002, the Company obtained $25,000,000 of long-term mortgage financing. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. At September 28, 2003, the mortgage loan had an outstanding balance of $24,571,000. A portion of the proceeds from this loan was used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit, terminating that facility. Remaining funds were used primarily for retiring the Company’s $6,250,000 Convertible Subordinated Debentures and for new restaurant development.

     On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Borrowings outstanding under this line of credit totaled $500,000 at September 28, 2003. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,197,000 at September 28, 2003 and bears interest on the outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement.

     In connection with a new J. Alexander’s restaurant to be opened in the fourth quarter of 2003, the Company recorded a capital building lease asset and a capital building lease obligation in the amount of $375,000 during the quarter ended September 28, 2003. For cash flow purposes, this transaction was considered a non-cash investing and financing activity.

NOTE E – STOCK BASED COMPENSATION

     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months Ended		Quarter Ended

	Sept 28	Sept 29	Sept 28	Sept 29
	2003	2003	2003	2002

(In thousands, except per share amounts)
Net income, as reported	$1,531	$774	$385	$44
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(66)	(71)	(29)	(23)

Pro forma net income	$1,465	$703	$356	$21

Net income per share:
Basic, as reported	$.24	$.11	$.06	$.01
Basic, pro forma	$.23	$.10	$.06	$—
Diluted, as reported	$.23	$.11	$.06	$.01
Diluted, pro forma	$.22	$.10	$.05	$—
Weighted average shares used in computation:
Basic	6,504	6,780	6,424	6,764
Diluted	6,627	6,839	6,632	6,825

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

NOTE J – COMMITMENTS AND CONTINGENCIES

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to thirteen years. The total estimated amount of lease payments remaining on these 27 individual leases at September 28, 2003 was approximately $5.0 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 32 individual leases at September 28, 2003, was approximately $2.1 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California Wendy’s restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of September 28, 2003, was approximately $1.2 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Nine Months Ended		Quarter Ended

	Sept. 28	Sept. 29	Sept. 28	Sept. 29
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.2	31.7	32.6	31.9
Restaurant labor and related costs	32.7	33.4	33.0	34.1
Depreciation and amortization of restaurant property and equipment	4.1	4.5	4.1	4.6
Other operating expenses	18.2	18.8	18.6	19.6

Total restaurant operating expenses	87.2	88.4	88.3	90.3
General and administrative expenses	7.5	8.1	7.7	8.1
Pre-opening expense	0.7	0.1	0.9	0.2
Other income (expense):
Interest expense, net	(2.0)	(1.1)	(1.9)	(1.0)
Other, net	—	(0.1)	0.1	(0.1)

Total other expense	(2.0)	(1.2)	(1.8)	(1.2)

Income before income taxes and cumulative effect of change in accounting principle	2.6	2.3	1.3	0.3
Income tax (provision) benefit	(0.6)	(1.0)	0.2	(0.1)

Income before cumulative effect of change in accounting principle	1.9	1.3	1.5	0.2
Cumulative effect of change in accounting principle	—	(0.2)	—	—

Net income	1.9%	1.1%	1.5%	0.2%

Note: Certain percentage totals do not sum due to rounding.
Restaurants open at end of period			25	24
Weighted average weekly sales per restaurant:
All restaurants	$81,300	$78,800	$79,500	$76,000
Same store restaurants	$81,400	$78,600	$79,700	$76,000

Net Sales

     Net sales increased by $5,017,000, or 6.8%, and $2,134,000, or 9.0%, for the first nine months and third quarter of 2003, respectively, as compared to the same periods of 2002. These increases were attributable to a new restaurant opened in March of 2003 and to sales increases within the Company’s same store restaurant base.

     Same store sales averaged $81,400 and $79,700 per week on a base of 24 restaurants during the nine months and third quarter ended September 28, 2003, representing increases of 3.6% and 4.9% compared to the same periods of 2002. The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months.

     The Company has made no significant menu price changes in either 2002 or 2003 and management estimates the average checks per guest, excluding alcoholic beverage sales, of approximately $15.87 for the first nine months and $15.78 for the third quarter of 2003 were approximately the same as those for the comparable periods of the prior year. The Company estimates that customer traffic (guest counts) on a same store basis increased by approximately 2.8% and 4.1% during the first nine months and third quarter of 2003, respectively, compared to the corresponding periods of 2002.

     Management believes that its long term emphasis on providing professional service combined with effective menu management has contributed to increases in same store sales and customer traffic and that this approach will continue to build sales over time. The Company’s same store sales trends have remained solid and same store sales have been positive in October 2003 compared to October 2002.

Costs and Expenses

     Total restaurant operating expenses decreased to 87.2% and 88.3% of sales in the first nine months and third quarter of 2003 from 88.4% and 90.3% in the corresponding periods of 2002.

     Cost of sales increased to 32.2% and 32.6% of sales in the first nine months and third quarter of 2003 compared to 31.7% and 31.9% in the corresponding periods of 2002, due primarily to increases in the prices of poultry and, particularly in the second quarter, produce, combined with the effects of upgrading selected beef products to higher quality and more expensive Certified Angus Beef, product mix shifts and increases in certain other commodity prices. The Company has experienced upward pressure on prices of many of its food items in recent months and does not expect these to moderate significantly in the near future. The increases in cost of sales as a percentage of sales were offset by decreases in all other restaurant operating expense categories as discussed below.

     The Company typically enters into an annual pricing agreement for its beef purchases. Market prices for beef are currently significantly higher than prices the Company is paying under its current pricing agreement which expires on March 1, 2004. Depending on market conditions, management believes the Company’s cost of beef could increase significantly upon the expiration of the current agreement and that any such increase will negatively affect profitability to the extent that the Company is unable to successfully raise menu prices in order to offset the higher costs. If the Company does increase menu prices, the profitability levels and the positive same store sales and guest count trends the Company is currently experiencing may be adversely affected.

     Restaurant labor and related costs decreased to 32.7% and 33.0% of sales during the first nine months and third quarter of 2003 from 33.4% and 34.1% of sales during the same periods of 2002. These decreases were due largely to the effect of higher tip share contributions by restaurant servers to each restaurant’s tip pool, which resulted in reductions in the hourly wage rates paid by the Company to the employees receiving larger distributions under the tip pool program. The favorable effects of the higher tip share contributions combined with labor efficiencies gained at higher sales volumes more than offset the impact of increased wages associated with kitchen staff and increases in workers’ compensation insurance premiums.

     Depreciation and amortization of restaurant property and equipment decreased to 4.1% of sales for both the first nine months and third quarter of 2003, compared to 4.5% and 4.6% of sales during the corresponding periods of the prior year, primarily due to assets which became fully depreciated.

     Other operating expenses decreased to 18.2% of sales during the first nine months and 18.6% of sales for the third quarter of 2003 compared to 18.8% and 19.6% of sales in the corresponding periods of 2002. These decreases are primarily related to operating efficiencies gained at higher sales volumes and management’s emphasis on controlling costs in this area.

     While management expects the Company’s established restaurants to continue to post solid performance during the remainder of 2003, the financial improvement from these restaurants in the fourth quarter of 2003 compared to the same quarter of the prior year is expected to be more than offset by pre-opening expenses and start-up operating losses associated with two new restaurants to be opened in the quarter. Therefore, management anticipates that income before taxes for fiscal year 2003 will approximate or modestly exceed income before taxes reported for 2002.

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

General and Administrative Expenses

     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, decreased to 7.5% and 7.7% of sales for the first nine months and third quarter of 2003 from 8.1% for the corresponding periods of 2002. These decreases as a percentage of sales are primarily related to higher sales volumes achieved by the Company and management’s emphasis on containment of general and administrative expenses.

Pre-Opening Expense

     Pre-opening costs, which are expensed as incurred, totaled $526,000 and $236,000 for the first nine months and third quarter of 2003, respectively. These costs were related to the Northbrook, Illinois restaurant opened in March of 2003, and, for the third quarter, to pre-opening expenses incurred for the two restaurants to be opened in the fourth quarter of 2003. An additional $500,000 to $600,000 of pre-opening expenses are expected to be incurred in the fourth quarter in connection with the two new restaurants being opened in that period. Due to the addition of a restaurant to the development schedule for 2003, pre-opening expenses will be higher than originally planned and are expected to increase by $900,000 to $1,000,000 in fiscal year 2003 compared to 2002. No new restaurants were opened during 2002.

Other Income (Expense)

     Net interest expense increased to $1,594,000 during the first nine months of 2003 from $850,000 during the corresponding period of 2002. For the third quarter of 2003, net interest expense increased to $500,000 from $254,000 in the same period of the prior year. These increases were due to increased borrowings and to higher interest rates associated with $25,000,000 of mortgage financing completed by the Company during the fourth quarter of 2002. Primarily as a result of higher interest rates associated with the mortgage financing, net interest expense is expected to increase by approximately $800,000 in 2003 compared to 2002.

Income Taxes

     The Company’s provisions for income taxes for the first nine months of 2003 and for the first nine months and third quarter of 2002 result from estimated federal alternative minimum tax (AMT) and state income taxes payable. The tax benefit for the third quarter of 2003 results from the effect on the third quarter of a reduction in the Company’s estimated effective annual income tax rate which was applied to pre-tax income on a year-to-date basis.

     The effective tax rates result from the AMT rate being applied to the Company’s pre-tax accounting income after adding back certain tax preference items as well as permanent differences and timing differences in book and tax income. The Company maintains a significant valuation allowance on its deferred tax assets, and no benefit is recognized in the current year’s income tax provision with respect to the AMT credit carryforward or other tax assets generated for the year. Further, because of the application of AMT, the Company at its current taxable income level is presently unable to take advantage of certain tax carryforwards that it has accumulated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash flow from operations totaling $3,309,000 and $4,359,000 during the first nine months of 2003 and 2002, respectively. Cash and cash equivalents decreased from $10,525,000 at year end 2002 to $742,000 at September 28, 2003 as these funds, along with cash flows from operations, were used primarily to retire $6,250,000 of the Company’s outstanding Convertible Subordinated Debentures, to fund costs associated with the construction of new restaurants, to fund improvements to existing restaurants, and for the repurchases of the Company’s common stock.

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

     On October 29, 2002, the Company obtained $25,000,000 of long-term mortgage financing. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of the proceeds from this loan were used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit as of October 29, 2002, terminating that facility. The remaining funds were used primarily for retiring debentures and new restaurant development as noted above.

     In addition to the Northbrook, Illinois restaurant opened in March 2003, the Company plans to open two restaurants in the fourth quarter of 2003. Management estimates that total capital expenditures for new restaurant development and for capital maintenance for existing restaurants will be approximately $8.5 million to $9.5 million for 2003. In addition the Company recorded in the third quarter of 2003 a capital building lease obligation in the amount of $375,000 in connection with one of the restaurants which will open in the fourth quarter.

     The Company has periodically made, and may continue to make, purchases of its common stock under a repurchase program, under which the total authorized purchases are $2,000,000. From June 2001 through November 11, 2003, the Company repurchased approximately 535,000 shares at a cost of approximately $1,555,000. The Company generally does not repurchase shares following the end of its fiscal quarter until after results for the quarter have been publicly announced.

     While a working capital deficit of $6,962,000 was present as of September 28, 2003, the Company does not believe this deficit impairs the overall financial condition of the Company because certain of the Company’s expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant, so that virtually all cash generated by operations is available to meet current obligations.

     On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,197,000 at September 28, 2003 and bears interest on the outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $500,000 at September 28, 2003.

     Management believes that funds on hand at September 28, 2003, combined with cash flow from operations and borrowings available under the $5 million line of credit, will be adequate to meet its financing needs for 2003 and 2004. However, the Company may also consider other long-term financing sources, such as equipment leasing or financing, to supplement its existing credit arrangements.

     As of November 10, 2003, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-seven J. Alexander’s restaurants, of which five have been open for less than three years. Because of the Company’s relatively small J. Alexander’s restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

     The Company May Experience Fluctuations in Quarterly Results. The Company’s quarterly results of operations are affected by timing of the opening of new J. Alexander’s restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. In addition, the Company typically incurs significant pre-opening costs when it opens a new restaurant and those costs are expensed in the periods immediately preceding the opening of the restaurant. The Company’s business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company’s profitability due to increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

     Litigation Could Have a Material Adverse Effect on the Company’s Business. From time to time the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. In that regard, the Company has received complaints from certain guests at its Norcross, Georgia restaurant that they have either contracted a food-borne illness or experienced symptoms which they believe to be consistent with such an illness. The Company has fully cooperated with various governmental agencies at both the state and federal level in their investigations seeking the source of such illness at various restaurants in the area. At this point, the applicable agencies have stated that they believe that green onions purchased by numerous restaurants in the area are the most likely source. Such agencies have also stated that the source is not believed to be related to the operations within the applicable restaurants. Nevertheless, the risk exists that the Company may be subject to litigation (including costs and expenses incurred) or other adverse consequences (such as a possible decline in business at the affected restaurant) arising out of these complaints. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage discrimination, harassment or wrongful termination. Such claims could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a materially adverse effect on the Company’s business.

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

     Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Revenues and Operating Results. Weak general economic conditions could decrease discretionary spending by consumers and could impact the frequency with which the Company’s customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company’s revenues. Additionally, continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and other military conflict may impact current economic conditions and lead to a weakening of the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company’s customers could have an adverse effect on revenues and operating results.

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

FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company’s ability to increase sales in certain of its restaurants; the number and timing of new restaurant openings; the Company’s ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions; changes in consumer tastes; and government regulations. See “Risk Factors” included in this report for a description of a number of risks and uncertainties which could affect actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     On May 12, 2003, the Company entered into a $5 million secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. Borrowings outstanding under this line of credit totaled $500,000 at September 28, 2003. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,197,000 at September 28, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement.

     Aside from the factors noted above, there have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 4(a)	First Amendment to Stock Purchase and Standstill Agreement.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On October 27, 2003, the Company filed a Form 8-K under Item 12 related to its press release announcing third quarter earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: November 10, 2003	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2003	/s/ R. Gregory Lewis

R. Gregory Lewis
Vice-President and Chief Financial Officer
(Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit 4(a)	First Amendment to Stock Purchase and Standstill Agreement

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.