Form 10-K
period 2003-12-28
ALEXANDERS J CORP
filed 2004-03-29
CIK 103884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended December 28, 2003.
or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______________ to ______________.

Commission file number 1-8766

J. ALEXANDER’S CORPORATION

(Exact name of Registrant as specified in its charter)

Tennessee	62-0854056

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 24300
3401 West End Avenue
Nashville, Tennessee         37203

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code (615)269-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which registered:

Common stock, par value $.05 per share. Series A junior preferred stock purchase rights.	American Stock Exchange American Stock Exchange

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

     Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes [  ]   No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of June 29, 2003, the last business day of the Company’s most recently completed second fiscal quarter, was $16,268,890, assuming that (i) all shares held by executive officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.

     The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 25, 2004, was 6,439,418.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

     J. Alexander’s Corporation (the “Company”) was organized in 1971 and, as of December 28, 2003, operated as a proprietary concept 27 J. Alexander’s full-service, casual dining restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

     Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $6.95 to $25.00. The Company estimates that the average check per customer for fiscal 2003, excluding alcoholic beverages, was $15.89. J. Alexander’s net sales during fiscal 2003 were $107.1 million, of which alcoholic beverage sales accounted for approximately 15.8%.

     The Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997, two restaurants in 1998, one restaurant during each of 1999 and 2000, two restaurants in 2001 and three restaurants in 2003.

     Menu. The J. Alexander’s menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company’s commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. midwestern, corn-fed choice beef or higher, aged a minimum of 18 days; and imported Italian pasta, topped with fresh grated parmesan cheese, is used. Emphasis on quality is present throughout the entire J. Alexander’s menu. Desserts such as chocolate cake and carrot cake are prepared in-house, and most restaurants bake featured croissants in-house as well.

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

     Restaurant Design and Site Selection. J. Alexander’s restaurants are generally free-standing structures that contain approximately 7,500 square feet and seat approximately 230 people. The restaurants’ interiors are designed to provide an upscale ambiance and feature an open kitchen. The Company has used a variety of interior and exterior finishes and materials in its building designs which are intended to provide a high level of curb appeal as well as a comfortable dining experience.

     The design of J. Alexander’s restaurant exteriors has evolved through the years, with the Company’s restaurants in Boca Raton, Florida, Atlanta, Georgia and Northbrook, Illinois maintaining a Wrightian architectural style which represents the most recent J. Alexander’s building design. These buildings feature a high central-barreled roof and exposed structural steel system over an open, symmetrical plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape.

     From 1996 through 2000, the Company’s building designs utilized craftsman-style architecture, which featured natural materials such as stone, wood and weathering copper, as well as a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Prior to 1996, the building style most frequently used by the Company was a “warehouse” style building which featured high ceilings, wooden trusses and exposed ductwork.

     Modifications to the more typical building designs have also been made as necessary to accommodate unique situations. For example, the Company’s newest restaurant, located in Chicago, Illinois, near Lincoln Park, is located in an upscale urban shopping district and prominently occupies approximately 7,500 square feet of restored warehouse building and the J. Alexander’s restaurant located in Troy, Michigan is located inside the prestigious Summerset Collection Mall and features a very upscale, contemporary design developed specifically for that location. The Company’s Houston restaurant which opened in 2003 was previously operated by another full service, upscale casual dining concept and required minimal changes to the building’s exterior and interior finishes.

     Management estimates that capital expenditures for additions and improvements to existing restaurants will total approximately $2.5 million in 2004, net of the landlord’s contribution of approximately $500,000 for tenant improvements for a new restaurant opened in the fourth quarter of 2003. The Company currently does not plan to open any new restaurants in 2004. However, management is continually seeking locations for additional restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. If satisfactory locations are found and successfully negotiated, any amounts expended in 2004 for new restaurant development will be in addition to the amounts discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander’s restaurant is currently approximately $3.4 to $4.1 million. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to find sites that are available for purchase and the Company has leased the sites for all but two of its restaurants opened since 1997. The cost of land purchased prior to 1998 averaged approximately $1 million per location. However, the two sites most recently purchased have averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.25 to $2 million, and could exceed this range for exceptional properties.

     The Company plans to open one to two new restaurants per year beginning in 2005. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander’s restaurants.

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

PERSONNEL

     As of December 28, 2003, the Company employed approximately 2,600 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

     Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Revenues and Operating Results. Weak general economic conditions could decrease discretionary spending by consumers and could impact the frequency with which the Company’s customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company’s revenues. Additionally, possible future terrorist attacks on the United States and other military conflict could lead to a weakening of the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company’s customers could have an adverse effect on revenues and operating results.

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

     Significant Capital is Required to Develop New Restaurants. The Company’s capital investment in its restaurants is relatively high as compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory revenues and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company has typically required capital beyond the cash flow provided from operations in order to expand, resulting in a significant amount of long term debt and interest expense.

     Changes In Food Costs Could Negatively Impact The Company’s Revenues and Results of Operations. The Company’s profitability is dependent in part on its ability to anticipate and react to changes in food costs. Ingredients are purchased from distributors on terms and conditions that management believes are consistent with those made available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available, any increases in distribution prices or failure to perform by distributors could cause the Company’s food costs to fluctuate. Additional factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may also affect food costs. The Company may not be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s revenues and results of operations.

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

     Future Changes in Financial Accounting Standards May Cause Adverse Unexpected Operating Results and Affect the Company’s Reported Results of Operations. A change in accounting standards can have a significant effect on the Company’s reported results and may affect the reporting of transactions completed before the change is effective. As an example, any changes requiring compensation expense to be recorded in the statement of income for employee stock options using the fair value method could have a significant negative effect on the Company’s reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to the existing rules or differing interpretations with respect to the Company’s current practices may adversely affect its reported financial results.

     Compliance With Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and American Stock Exchange rules, has required an increased amount of management attention and external resources. The Company remains committed to maintaining high standards of corporate governance and public disclosure and intends to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Name and Age	Background Information
R. Gregory Lewis, 51	Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J. Michael Moore, 44	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 41	Vice-President since May 1999; Controller of the Company since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 57	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

Available Information

     The Company’s internet website address is http://www.jalexanders.com. The Company makes available free of charge through its website the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practical after it electronically files or furnishes such materials to the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

Item 2. Properties

     As of December 28, 2003, the Company had 27 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with the above:

		Site Leased
	Site and Building	and Building	Space
	Owned by the	Owned by the	Leased to the
	Company	Company	Company	Total
J. Alexander’s Restaurants:
Alabama	1	0	0	1
Colorado	1	0	0	1
Florida	2	2	0	4
Georgia	1	0	0	1
Illinois	2	0	1	3
Kansas	1	0	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	1	4
Texas	0	1	1	2

Total	15	8	4	27

(a) In addition to the above, the Company leases one of its former Wendy’s properties which is in turn leased to a third party.

(b) See Item 1 for additional information concerning the Company’s restaurants.

     All of the Company’s J. Alexander’s restaurant lease agreements with third parties may be renewed at the end of the initial term (generally 15 to 20 years) for periods of five or more years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant’s gross sales in excess of specified amounts. These leases usually require the Company to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.

     Corporate offices for the Company are located in leased office space in Nashville, Tennessee.

     Certain of the Company’s owned restaurants are mortgaged as security for the Company’s mortgage loan and secured line of credit. See Note D, “Long-Term Debt and Obligations Under Capital Leases,” to the Consolidated Financial Statements.

Item 3. Legal Proceedings

     As of March 25, 2004, the Company was not a party to any pending legal proceedings considered material to its business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The common stock of J. Alexander’s Corporation is listed on the American Stock Exchange under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 25, 2004, was 1,525. The following table summarizes the price range of the Company’s common stock for each quarter of 2003 and 2002, as reported from price quotations from the American Stock Exchange:

	2003		2002
	Low	High	Low	High
1st Quarter	$2.77	$3.80	$1.91	$3.70
2nd Quarter	2.91	4.34	2.80	3.69
3rd Quarter	4.09	5.67	2.50	3.55
4th Quarter	4.70	8.02	2.25	3.30

     The Company has never paid cash dividends on its common stock. The Company intends to retain earnings to invest in its business. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data

     The following table sets forth selected financial data for each of the years in the five-year period ended December 28, 2003:

	Years Ended
	December 28	December 29	December 30	December 31	January 2
(Dollars in thousands, except per share data)	2003	2002	2001	2000	2000
Operations
Net sales	$107,059	98,779	91,206	87,511	78,454
Pre-opening expense	$997	134	850	383	264
Income (loss) before income taxes and cumulative effect of change in accounting principle	$2,710	2,608	902	891	(299)
Net income (loss)	$3,832 [1]	2,835 [2]	271	481	(332)
Depreciation and amortization	$4,591	4,594	4,428	4,299	4,041
Cash flow from operations	$7,484	8,415	6,271	4,807	4,757
Capital expenditures	$8,651	7,180	8,815	4,814	4,884
Financial Position (end of period)
Cash and investments	$1,635	10,525	1,035	1,057	933
Property and equipment, net	$73,613	69,521	66,946	62,590	62,142
Total assets	$82,537	85,033	71,303	66,370	65,635
Long-term debt and obligations under capital leases	$24,642	24,451	19,532	16,771	18,128
Stockholders’ equity	$44,432	40,799	38,170	38,001	37,840
Per Share Data
Basic earnings (loss) per share	$.59	.42	.04	.07	(.05)
Diluted earnings (loss) per share	$.57	.42	.04	.07	(.05)
Dividends declared per share	$—	—	—	—	—
Stockholders’ equity	$6.91	6.13	5.62	5.55	5.59
Market price at year end	$7.00	2.60	2.20	2.31	3.13
J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,243	4,118	4,077	4,087	3,892
Units open at year end	27	24	24	22	21

1
Includes deferred income tax benefit of $1,475 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”.

2
Includes deferred income tax benefit of $1,200 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” and a $171 charge for impaired goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu. At December 28, 2003, the Company owned and operated 27 J. Alexander’s restaurants in 12 states.

     J. Alexander’s restaurants compete by placing a special emphasis on high food quality and high levels of professional service offered in an attractive environment. J. Alexander’s typically does no advertising and relies on building sales through establishing its reputation as an outstanding restaurant. The Company has generally been successful in achieving same store sales increases over time using this strategy.

     Management was generally very pleased with the Company’s same store sales increases and financial performance for 2003. Comparative same store sales trends strengthened during each quarter of 2003 and have continued favorable during early 2004. However, while restaurant operating margins (net sales minus total restaurant operating expenses divided by net sales) improved for 2003 compared to 2002, the Company’s cost of sales as a percentage of sales increased by .8% for the year and increased sequentially by quarter during the year as a result of increases in food costs experienced by the Company. In addition, the Company’s cost of beef increased significantly in March of 2004.

     The Company did not increase menu prices significantly during 2002 or 2003. However, in order to offset at least a portion of the cost of sales increases the Company is experiencing, and which do not appear likely to abate in the near future, menu prices were increased by approximately 3% in March of 2004. Management will closely monitor the effect of the March price increase and may consider additional menu price increases during the year in order to maintain cost of sales at acceptable levels. Management believes that through maintaining excellent restaurant operations, the Company will be able to continue to increase guest counts in 2004. Further, sales trends in the casual dining segment of the restaurant industry have generally been favorable in recent months as trends in the national economy and consumer confidence levels have improved, and the outlook for continued improvement in sales remains generally favorable for 2004. Management believes that through the combination of continued same store sales gains and menu price increases, the Company will be able to offset the effect of higher cost of sales in 2004. However, there can be no assurance this will be the case or that guest counts will not be negatively affected by menu price increases or other factors.

     The opening of new restaurants by the Company can and does have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened in a particular year can have a significant impact on the Company’s operating results. Sales at two of the Company’s restaurants opened in 2003 have not met management’s expectations to date. Both of these restaurants were opened in the fourth quarter of 2003, so they are relatively new and forecasting their performance is difficult. However, management currently expects that these two restaurants will experience operating losses for 2004. Management believes that over time sales in these restaurants will increase to acceptable levels, as has generally been the case with certain of the Company’s other restaurants.

     Because large capital investments are required for J. Alexander’s restaurants and because a high degree of operating leverage (i.e., a significant portion of labor cost and other operating expenses are fixed or semi-fixed in nature) is employed, the sales required for an individual restaurant to break even are high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve the desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company’s investments in new restaurants. Management intends to maintain a conservative new restaurant development rate of generally one to two new restaurants per year, although no restaurants are currently expected to open in 2004, to allow management to focus intently on improving sales and profits in its existing restaurants, while maintaining its pursuit of operational excellence.

     In reviewing the results of the Company, it should be noted that the Company’s income tax provision can vary significantly from year to year as a result of adjustments to the Company’s valuation allowance for deferred taxes as discussed below. Also, because a valuation allowance is maintained for the Company’s deferred tax assets, the effect of both permanent and timing differences in book income versus taxable income directly affect the Company’s current tax provision and along with the application of the federal alternative minimum tax regulations to the Company’s taxable income can cause volatility in the Company’s effective tax rate, particularly at the Company’s current pre-tax income levels.

Summary of Results

     During fiscal 2003, the Company posted income before income taxes and the cumulative effect of a change in accounting principle of $2,710,000, up slightly from $2,608,000 reported during 2002. Operating income for 2003, while improving by $858,000, or 21%, compared to 2002, was significantly affected by pre-opening costs associated with the opening of three new restaurants, as well as operating losses totaling approximately $500,000 incurred in two of those restaurants which opened in the fourth quarter of the year. An increase in interest expense of $812,000 offset most of the operating profit improvement achieved.

     Net income increased to $3,832,000 in 2003 from $2,835,000 in 2002. The 2003 results included a favorable adjustment of $1,475,000 to the income tax provision for the year as the result of a reduction of the Company’s valuation allowance recorded against its deferred income tax assets. A similar adjustment in the amount of $1,200,000 was included in the income tax provision for 2002.

     The Company’s income before income taxes and cumulative effect of change in accounting principle increased to $2,608,000 for 2002 from $902,000 in 2001. This increase was due primarily to an increase of $1,759,000 in operating income during 2002 resulting from higher restaurant operating income and lower pre-opening expenses, with these items being partially offset by increased general and administrative expenses. Also, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”, the Company incurred an impairment charge of $171,000 in 2002 related to goodwill recorded in connection with the Company’s acquisition of its original casual dining restaurant in 1990. This charge was recorded as a cumulative effect of a change in accounting principle as of the beginning of the year.

     The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

		Fiscal Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.4	31.6	32.4
Restaurant labor and related costs	32.7	33.2	33.5
Depreciation and amortization of restaurant property and equipment	4.1	4.4	4.7
Other operating expenses	18.2	18.8	18.2

Total restaurant operating expenses	87.5	88.0	88.8

General and administrative expenses	7.1	7.8	7.9
Pre-opening expense	.9	.1	.9

Operating income	4.5	4.0	2.5

Other income (expense):
Interest expense, net	(2.0)	(1.3)	(1.4)
Other, net	—	(.1)	(.1)

Total other expense	(2.0)	(1.4)	(1.5)

Income before income taxes and cumulative effect of change in accounting principle	2.5	2.6	1.0
Income tax provision (benefit):
Current	.3	.8	.7
Deferred	(1.4)	(1.2)	—

Total	(1.0)	(.4)	.7

Income before cumulative effect of change in accounting principle	3.6	3.0	.3
Cumulative effect of change in accounting principle	—	(.2)	—

Net income	3.6%	2.9%	.3%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	27	24	24
Weighted average weekly sales per restaurant	$81,600	$79,200	$78,400

Net Sales

     Net sales increased by approximately $8.3 million, or 8.4%, to $107.1 million in fiscal year 2003 from $98.8 million in 2002. The $98.8 million of sales recorded in 2002 represented an increase of $7.6 million, or 8.3%, over $91.2 million of sales reported in 2001. The sales increase in 2003 was primarily due to three new restaurants which opened during the year and to sales increases within the Company’s same store base. The 2002 increase was likewise due primarily to the opening of new restaurants, in September and December of 2001, and increases in same store sales. Same store sales increased by 3.9% to an average of $82,200 per week in 2003 from $79,100 per week in 2002 on a base of 24 restaurants. Same store sales averaged $79,400 per week in 2002, an increase of 1.4% from 2001, on a base of 22 restaurants.

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

     Management believes that same store sales and guest count trends are important measures of comparative performance in the restaurant industry and for the Company. Included in the same store sales increases above were a guest count increase of approximately 3.2% in 2003 and a decrease of an estimated 2% in 2002. After experiencing declining guest counts in the first three quarters of 2002, the Company’s guest counts flattened out in the fourth quarter of 2002 and increased on a comparative basis each quarter in 2003. Management believes the increases in 2003 were due to improved service levels in the Company’s restaurants, limited menu price increases during 2002 and 2003, and significant sales improvements in certain of the Company’s restaurants located in small and mid-sized markets. Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, also contributed to the same store sales increases in 2002 and 2003. Management estimates the average check per guest, excluding alcoholic beverage sales, was $15.89 for 2003, compared to $15.83 in 2002 and $15.38 in 2001. Menu prices for 2002 increased an estimated 1.5% compared to 2001 primarily due to modest price increases implemented by the Company in the last half of 2001 on selected menu items in order to increase sales and improve profitability.

     Management believes its long-term emphasis on providing professional service combined with effective menu management will continue to build sales and increase customer traffic over time. Average weekly same store sales increased by 7.7% for the first eight weeks of 2004 compared to the same period of 2003.

Restaurant Costs and Expenses

     Total restaurant operating expenses, as a percentage of sales, declined to 87.5% in 2003 from 88.0% and 88.8% in 2001. Restaurant operating margins (net sales minus total restaurant operating expenses, divided by net sales) improved to 12.5% in 2003 from 12.0% in 2002, and 11.2% in 2001.

     The most significant factor affecting the changes in restaurant operating expenses as a percentage of sales in both 2003 and 2002 was cost of sales. Cost of sales, as a percentage of sales, increased by .8% in 2003 compared to 2002 due primarily to increases in input costs in a number of categories including poultry, produce and dairy. The Company’s cost of salmon also increased as did the cost of shortening and cooking oil. Beef costs increased due to the effect of upgrading selected beef products to higher quality and more expensive Certified Angus Beef, and the Company also experienced a shift toward more sales of beef products, which generally have a higher cost of sales.

     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. The twelve month pricing agreement effective in March 2002 included significant price decreases from the previous annual agreement. The Company was also able to renew the agreement for an additional twelve month period beginning in March 2003 at the same prices. Management believes this resulted in very favorable beef prices for the Company for most of 2003. Due to higher prices in the beef market during 2003 and early 2004, prices under the Company’s most recent beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14% and are expected to increase the Company’s cost of sales by approximately $1.5 million during the twelve month term of the new agreement. In response to the higher beef input costs as well as continuing upward pressure on the cost of a number of other food items, the Company increased menu prices by approximately 3% in March of 2004. Even with higher menu prices, management estimates that the Company’s cost of sales, as a percentage of sales, will increase in 2004 compared to 2003.

     The decrease in cost of sales in 2002 was due to the impact of higher menu prices and favorable costs associated with beef, pork and poultry, which more than offset increased produce costs incurred during the year.

     Restaurant labor and related costs decreased as a percentage of sales in both 2003 and 2002. These decreases were due largely to the effect of higher tip share contributions by restaurant servers to each restaurant’s tip pool, which resulted in reductions in the hourly wage rates paid by the Company to the employees receiving larger distributions under the tip pool program. In 2003 the favorable effects of the higher tip share contributions combined with labor efficiencies gained at higher sales volumes more than offset the effects of higher labor costs in new restaurants and increases in workers’ compensation insurance premiums. In 2002 the favorable effects of the tip share contributions more than offset the impact of increased wages associated with kitchen staff, higher bonus payouts to restaurant management, and increases in workers’ compensation insurance premiums and payroll tax expense.

     Depreciation and amortization of restaurant property and equipment decreased to 4.1% of sales in 2003 from 4.4% in 2002 and 4.7% in 2001. These decreases were due primarily to assets which became fully depreciated.

     Other operating expenses decreased to 18.2% of sales in 2003 from 18.8% in 2002, following an increase in 2002 from 18.2% in 2001. The decrease in 2003 was primarily related to operating efficiencies gained at higher sales volumes and management’s emphasis on controlling costs in this area. The increase in 2002 was primarily related to increases in premiums for property and casualty insurance, additional rent expense, and higher repair and maintenance expenditures.

General and Administrative Expenses

     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and all other costs above the restaurant level, totaled $7,568,000 in 2003, $7,720,000 in 2002 and $7,165,000 in 2001. The most significant factor contributing to the decrease in general and administrative expenses in 2003 was a decrease of $240,000 in the accrual for bonuses paid to the corporate staff for the year. The lower bonus accrual combined with a reduction in salary expenses more than offset increases in group health insurance costs and higher travel expenses resulting from the opening of three new restaurants. General and administrative expenses as a percentage of sales decreased for 2003 compared to 2002 due to the reduction in general and administrative expenses combined with growth in sales.

     The increase in general and administrative expenses for 2002 was primarily due to the inclusion of an accrual for bonuses earned by the corporate staff for the year and increases in other employee benefit obligations. These increases more than offset decreases in travel costs and employee relocation and procurement expenses. No bonuses for the corporate staff were accrued or paid for 2001. As a percentage of sales, general and administrative expenses decreased slightly in 2002 from 2001 due to growth of the Company’s sales base.

Pre-Opening Expense

     Pre-opening costs, which are expensed as incurred, totaled $997,000 in 2003, representing a significant increase over the $134,000 incurred in 2002. This increase was due to the opening of three new restaurants in 2003, while no new restaurants were opened in 2002. Pre-opening expenses for 2002 included primarily management training expenses incurred in connection with a new restaurant opened in the first quarter of 2003. Because two restaurants were opened in 2001, pre-opening expenses were also higher in that year than in 2002.

Interest Expense

     Net interest expense increased by $812,000 in 2003 compared to 2002. This increase was due to increased borrowings and to higher interest rates associated with $25,000,000 of mortgage financing completed by the Company during the fourth quarter of 2002, which has a fixed effective annual interest rate of 8.6%.

     Net interest expense did not change significantly in 2002 compared to 2001, as the effect of lower interest rates on the Company’s line of credit balances outstanding for the first ten months of the year offset the effects of higher outstanding credit line balances and additional interest expense on the mortgage financing completed in 2002.

Income Taxes

     Under the provisions of SFAS No. 109 “Accounting for Income Taxes”, the Company had gross deferred tax assets of $6,212,000 and $6,142,000 and gross deferred tax liabilities of $196,000 and $11,000 at December 28, 2003 and December 29, 2002, respectively. The deferred tax assets at December 28, 2003 relate primarily to $4,738,000 of tax credit carryforwards available to reduce future federal income taxes.

     Realization of the Company’s deferred tax assets is dependent principally on future earnings of the Company and the recognition of these assets depends on the Company’s assessment of the likelihood of taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets have been reduced through use of a valuation allowance to the extent future income is not considered more likely than not to be generated in such amounts. Based on management’s assessment of the likelihood of the future realization of the Company’s deferred tax assets, the beginning of the year valuation allowance was reduced by $1,475,000 and $1,200,000 in the fourth quarters of 2003 and 2002, respectively, with corresponding credits to the income tax provisions for those years. These credits, while reducing income tax expense, are not a current source of cash for the Company. See additional discussion under Critical Accounting Policies – Income Taxes.

     The Company’s annual income tax provisions also include estimated federal alternative minimum tax (AMT) and state income taxes payable, with the federal AMT computed by applying the AMT rate to the Company’s pre-tax accounting income after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income. Because the Company maintains a partial valuation allowance on its deferred tax assets, no direct benefit is recognized in the income tax provisions with respect to the AMT credit carryforwards or other tax assets generated. During 2003, the Company reversed previously accrued federal income taxes payable of $182,000, resulting in a reduction in the current federal provision.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting required debt service obligations. The Company has met its needs and maintained liquidity for the past three years primarily by use of cash flow from operations, use of bank lines of credit and, beginning in October 2002, through proceeds from a mortgage loan.

     The Company’s capital expenditures can vary significantly from year to year depending on the number, timing and form of ownership of new restaurants. Cash expenditures for capital assets totaled $9,418,000, $6,670,000 and $8,306,000 for 2003, 2002 and 2001, respectively, and were primarily for the development of new J. Alexander’s restaurants. Cash provided by operating activities represented 79% and 76% of capital expenditures for 2003 and 2001, respectively, and exceeded capital expenditures in 2002. The remaining capital expenditures for 2003 and 2001 were funded primarily by use of the Company’s then existing lines of credit and, in 2003, proceeds from long term mortgage financing completed in 2002. Lines of credit were also used to meet other obligations, including annual sinking fund requirements for a convertible debenture issue which was retired in 2003, and working capital needs during 2001 and a portion of 2002. Outstanding borrowings under the line of credit which was in effect during 2001 and 2002 increased from $9,265,000 at the beginning of 2001 to $15,470,000 when it was paid off in October 2002.

     In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds were used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit as of October 29, 2002, terminating that facility. Remaining funds were invested in short term money market funds and used along with cash flow from operations primarily for retiring the Company’s $6,250,000 of convertible subordinated debentures which matured in 2003, to fund capital costs associated with new and existing restaurants, and for repurchases of the Company’s common stock.

     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $25,418,000 at December 28, 2003. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s consolidated financial statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     On May 12, 2003, the Company entered into a secured bank line of credit agreement which will provide up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,157,000 at December 28, 2003 and bears interest on the outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the Company’s leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $486,000 at December 28, 2003. There were no borrowings under the line as of March 25, 2004.

     Management believes that cash flow from operations combined with the credit available under its bank line of credit will be adequate to meet its financing needs for 2004 and that its conservative long-term growth plan of one to two restaurants per year will not be constrained due to lack of capital resources. However, to supplement these sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.

     The Company currently does not plan to open any new restaurants in 2004. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. Management estimates that capital expenditures for existing restaurants will be approximately $2.5 million for 2004, net of the landlord’s contribution of approximately $500,000 for tenant improvements for a new restaurant opened in the fourth quarter of 2003. Capital expenditures in 2004 for the development of new restaurants are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the amounts above.

     The Company has periodically made purchases of its common stock under a repurchase program authorized by the Company’s Board of Directors. The total authorized purchases under this program are $2,000,000. From June 2001 through May 14, 2003, the Company repurchased approximately 535,000 shares at a cost of approximately $1,555,000, an average cost of $2.91per share. The Company generally does not repurchase shares following the end of a fiscal quarter until after results for the quarter have been publicly announced.

     While a working capital deficit of $5,758,000 was present as of December 28, 2003, the Company does not believe this deficit impairs the overall financial condition of the Company because certain of the Company’s expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant, so that virtually all cash generated by operations is available to meet current obligations. Further, the Company’s current obligations for repayment of long-term debt are now significantly less than in previous years due to the replacement of previous debt agreements with 20 year fixed rate financing.

     As of March 25, 2004, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note E, “Leases” and Note J, “Commitments and Contingencies,” to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     The following table sets forth significant contractual obligations of the Company at December 28, 2003:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$48,686,000	$2,548,000	$5,582,000	$5,096,000	$35,460,000
Capitalized lease obligations (1)	612,000	124,000	97,000	73,000	318,000
Operating leases (2)	52,641,000	2,360,000	4,313,000	4,218,000	41,750,000
Purchase obligations (3)	622,000	538,000	71,000	13,000	—
Other long-term obligations	1,028,000	—	—	—	1,028,000

Total	$103,589,000	$5,570,000	$10,063,000	$9,400,000	$78,556,000

(1)	Long-term debt and capitalized lease obligations include the interest expense component.

(2)	Includes renewal option periods.

(3)	In determining purchase obligations for this table, the Company used its interpretation of the definition set forth in the related rule which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, the Company has only included purchase obligations to the extent the failure to perform would result in formal recourse to J. Alexander’s Corporation.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of December 28, 2003, is as follows:

Wendy’s restaurants – (39 leases)	$5,300,000
Mrs. Winner’s Chicken & Biscuits restaurants (29 leases)	3,300,000

Total contingent liability related to assigned leases	$8,600,000

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

Income Taxes: The Company had $6,212,000 of gross deferred tax assets at December 28, 2003, consisting principally of $4,738,000 of tax credit carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.

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

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company had recorded significant increases in operating income in four of the previous five years and had reached a size and experience level which management believed made it less likely that an unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense. Management completed a similar assessment in 2003 and concluded that the valuation allowance should be reduced by an additional $1,475,000. As a result, the beginning of the year valuation allowance was reduced by that amount in the fourth quarter of 2003, with a corresponding credit to deferred income tax expense.

Failure to achieve taxable income in the future, as so assessed, could affect the ultimate realization of the net deferred tax assets. Because of the uncertainties discussed above, there can be no assurance that management’s assessment of taxable income will be achieved and that there could not be an increase in the valuation allowance in the future. It is also possible that the Company could generate profitability and taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its net deferred tax assets.

The Company will continue to evaluate the likelihood of realization of its net deferred tax assets and upon reaching any different conclusion as to the appropriate carrying value of these assets, management will adjust them to their estimated net realizable value. Any such revisions to the estimated net realizable value of the net deferred tax assets could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized.

In addition, certain other components of the Company’s provision for income taxes must be estimated. These items include, but are not limited to, effective state income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

Impairment of Long-Lived Assets: When events and circumstances indicate that long-lived assets – most typically assets associated with a specific restaurant – might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions, which are subject to a high degree of judgment, relative to the restaurant’s future period of operation, sales performance, cost of sales, labor and operating expenses. The resulting forecast of undiscounted cash flows represents management’s estimate based on both historical results and management’s expectation of future operations for that particular restaurant. To date, all of the Company’s long-lived assets have been determined to be recoverable based on management’s estimates of future cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have an impact on the Company’s Consolidated Financial Statements upon adoption, and the Company does not expect the Revised Interpretations to have an impact on the Company’s Consolidated Financial Statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it had no impact on the Company’s Consolidated Financial Statements.

IMPACT OF INFLATION AND OTHER FACTORS

     Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company continually seeks ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs, but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions.

SEASONALITY AND QUARTERLY RESULTS

     The Company’s revenues and net income have historically been subject to seasonal fluctuations. Revenues and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in southern Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Quarterly results have been and are expected to continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2003 and 2002 appears in this Report immediately following the Notes to the Consolidated Financial Statements.

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

     Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. While substantially all of the Company’s debt outstanding as of December 28, 2003 was at fixed rates, the Company has historically utilized a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes D and E to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in market interest rates to have a material affect on income or cash flows in fiscal 2004, although there can be no assurances that interest rates will not significantly change.

     Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company’s ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company routinely has purchase commitments for terms of one year or less for food and supplies with a variety of vendors, some of which are limited to a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key beef, seafood and produce vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain products can be volatile, the Company believes that it has the ability to identify and access alternative products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are beef, seafood, produce, pork and dairy products among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies would not be material.

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

Report of Independent Auditors

The Board of Directors and Stockholders
J. Alexander’s Corporation

     We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander’s Corporation and subsidiaries at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note L to the consolidated financial statements, the Company has changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

                                       /s/Ernst & Young LLP

Nashville, Tennessee
February 20, 2004

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 28	December 29	December 30
	2003	2002	2001
Net sales	$107,059,000	$98,779,000	$91,206,000
Costs and expenses:
Cost of sales	34,732,000	31,245,000	29,575,000
Restaurant labor and related costs	35,031,000	32,806,000	30,533,000
Depreciation and amortization of restaurant property and equipment	4,337,000	4,345,000	4,242,000
Other operating expenses	19,538,000	18,531,000	16,602,000

Total restaurant operating expenses	93,638,000	86,927,000	80,952,000

General and administrative expenses	7,568,000	7,720,000	7,165,000
Pre-opening expense	997,000	134,000	850,000

Operating income	4,856,000	3,998,000	2,239,000

Other income (expense):
Interest expense, net	(2,108,000)	(1,296,000)	(1,303,000)
Gain on purchase of debentures	—	—	17,000
Other, net	(38,000)	(94,000)	(51,000)

Total other expense	(2,146,000)	(1,390,000)	(1,337,000)

Income before income taxes and cumulative effect of change in accounting principle	2,710,000	2,608,000	902,000
Income tax provision (benefit)	(1,122,000)	(398,000)	631,000

Income before cumulative effect of change in accounting principle	3,832,000	3,006,000	271,000
Cumulative effect of change in accounting principle	—	(171,000)	—

Net income	$3,832,000	$2,835,000	$271,000

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.59	$.44	$.04
Cumulative effect of change in accounting principle	—	(.02)	—

Basic earnings per share	$.59	$.42	$.04

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.57	$.44	$.04
Cumulative effect of change in accounting principle	—	(.02)	—

Diluted earnings per share	$.57	$.42	$.04

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 28	December 29
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$1,635,000	$10,525,000
Accounts and notes receivable, including current portion of direct financing leases, net of allowances for possible losses	589,000	97,000
Inventories at lower of cost (first-in, first-out method) or market	1,068,000	790,000
Deferred income taxes	791,000	488,000
Prepaid expenses and other current assets	1,050,000	1,000,000

Total Current Assets	5,133,000	12,900,000
Other Assets	1,009,000	951,000
Property and Equipment, at cost, less allowances for depreciation and amortization	73,613,000	69,521,000
Deferred Income Taxes	1,884,000	712,000
Deferred Charges, less accumulated amortization of $482,000 and $1,284,000 at December 28, 2003, and December 29, 2002, respectively	898,000	949,000

	$82,537,000	$85,033,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,194,000	$3,035,000
Accrued expenses and other current liabilities	4,177,000	4,982,000
Unearned revenue	2,871,000	2,692,000
Current portion of long-term debt and obligations under capital leases	649,000	6,786,000

Total Current Liabilities	10,891,000	17,495,000
Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	24,642,000	24,451,000
Salary Continuation Plan Liabilities	1,028,000	1,000,000
Deferred Rent Obligations and Other Deferred Credits	1,544,000	1,288,000
Stockholders’ Equity
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,432,718 and 6,660,535 shares at December 28, 2003, and December 29, 2002, respectively	322,000	333,000
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,645,000	34,357,000
Retained earnings	11,359,000	7,527,000

	45,326,000	42,217,000
Note receivable – Employee Stock Ownership Plan	(370,000)	(688,000)
Employee notes receivable – 1999 Loan Program	(524,000)	(730,000)

Total Stockholders’ Equity	44,432,000	40,799,000

Commitments and Contingencies
	$82,537,000	$85,033,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 28	December 29	December 30
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$3,832,000	$2,835,000	$271,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,444,000	4,467,000	4,376,000
Goodwill impairment charge	—	171,000	—
Amortization of deferred charges	147,000	127,000	52,000
Deferred income tax benefit	(1,475,000)	(1,200,000)	—
Other, net	122,000	141,000	81,000
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable	6,000	68,000	(71,000)
Decrease (increase) in inventories	(278,000)	146,000	(195,000)
Increase in prepaid expenses and other current assets	(50,000)	(165,000)	(243,000)
Increase in deferred charges	(44,000)	(47,000)	(85,000)
Increase in accounts payable	588,000	757,000	220,000
Increase (decrease) in accrued expenses and other current liabilities	(589,000)	436,000	998,000
Increase in unearned revenue	179,000	277,000	454,000
Increase in other long-term obligations	284,000	402,000	413,000
Decrease in note receivable – Employee Stock Ownership Plan	318,000	—	—

Net cash provided by operating activities	7,484,000	8,415,000	6,271,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,418,000)	(6,670,000)	(8,306,000)
Other, net	(66,000)	(43,000)	(54,000)

Net cash used by investing activities	(9,484,000)	(6,713,000)	(8,360,000)

Cash Flows from Financing Activities:
Proceeds under bank line of credit agreement	8,426,000	31,791,000	41,003,000
Payments under bank line of credit agreement	(7,940,000)	(46,062,000)	(35,997,000)
Proceeds from mortgage loan	—	25,000,000	—
Payment of financing transaction costs	(52,000)	(725,000)	—
Payments on long-term debt and obligations under capital leases	(6,807,000)	(1,770,000)	(1,492,000)
Common stock repurchased	(864,000)	(381,000)	(136,000)
Reduction of employee receivables - 1999 Loan Program	206,000	8,000	31,000
Sale of stock and exercise of stock options	148,000	167,000	3,000
Decrease in bank overdraft	—	(240,000)	(1,345,000)
Other, net	(7,000)	—	—

Net cash (used) provided by financing activities	(6,890,000)	7,788,000	2,067,000

Increase (Decrease) in Cash and Cash Equivalents	(8,890,000)	9,490,000	(22,000)
Cash and cash equivalents at beginning of year	10,525,000	1,035,000	1,057,000

Cash and Cash Equivalents at End of Year	$1,635,000	$10,525,000	$1,035,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Plan	Program	Equity
Balances at December 31, 2000	6,851,816	$343,000	$34,867,000	$4,421,000	$(686,000)	$(944,000)	$38,001,000
Exercise of stock options, including tax benefits	7,500	—	10,000	—	—	—	10,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	31,000	31,000
Common stock repurchased	(61,226)	(3,000)	(133,000)	—	—	—	(136,000)
Other, net	(472)	—	(5,000)	—	(2,000)	—	(7,000)
Net income	—	—	—	271,000	—	—	271,000

Balances at December 30, 2001	6,797,618	340,000	34,739,000	4,692,000	(688,000)	(913,000)	38,170,000
Exercise of stock options, including tax benefits	61,132	3,000	164,000	—	—	—	167,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	183,000	183,000
Common stock repurchased	(198,215)	(10,000)	(546,000)	—	—	—	(556,000)
Net income	—	—	—	2,835,000	—	—	2,835,000

Balances at December 29, 2002	6,660,535	333,000	34,357,000	7,527,000	(688,000)	(730,000)	40,799,000
Exercise of stock options, including tax benefits	50,982	3,000	145,000	—	—	—	148,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	206,000	206,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	318,000	—	318,000
Common stock repurchased	(277,564)	(14,000)	(850,000)	—	—	—	(864,000)
Other, net	(1,235)	—	(7,000)	—	—	—	(7,000)
Net income	—	—	—	3,832,000	—	—	3,832,000

Balances at December 28, 2003	6,432,718	$322,000	$33,645,000	$11,359,000	$(370,000)	$(524,000)	$44,432,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At December 28, 2003, the Company owned and operated 27 J. Alexander’s restaurants in twelve states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the prior years’ Consolidated Financial Statements to conform to the 2003 presentation.

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

     Long-term debt: The fair value of long-term mortgage financing is determined using current applicable rates for similar instruments and collateral as of the balance sheet date (see Note D). Due to the immaterial amounts involved, fair value of other long-term debt was estimated to approximate its carrying amount.

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

Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with acquiring and developing new J. Alexander’s restaurant sites and amortized over the life of the related asset. Development costs of $167,000, $164,000 and $165,000 were capitalized during 2003, 2002 and 2001, respectively.

Self-Insurance: The Company is generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred but not paid.

Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $31,000, $28,000 and $29,000 in 2003, 2002 and 2001, respectively.

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income, as reported	$3,832,000	$2,835,000	$271,000
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	99,000	139,000	225,000

Pro forma net income	$3,733,000	$2,696,000	$46,000
Net income per share:
Basic, as reported	$.59	$.42	$.04
Basic, pro forma	$.57	$.40	$.01
Diluted, as reported	$.57	$.42	$.04
Diluted, pro forma	$.56	$.40	$.01
Weighted average shares used in computation:
Basic	6,519,000	6,757,000	6,840,000
Diluted	6,693,000	6,812,000	6,841,000

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

Recent Accounting Pronouncements: In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 became effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB issued modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the revised interpretation’s provisions no later than the first quarter of fiscal 2004. The Company has adopted FIN 46, which did not have an impact on the Company’s Consolidated Financial Statements upon adoption, and the Company does not expect the Revised Interpretations to have an impact on the Company’s Consolidated Financial Statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it had no impact on the Company’s Consolidated Financial Statements.

Reclassifications: Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with the 2003 presentation. Changes in the Company’s cash overdraft balance during fiscal years 2002 and 2001 have been reflected in the Company’s Consolidated Statements of Cash Flows as financing activities instead of operating activities. The Company had no cash overdraft balances at December 28, 2003 or December 29, 2002.

Note B - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	December 28	December 29	December 30
	2003	2002	2001
Numerator:
Net income (numerator for basic earnings per share)	$3,832,000	$2,835,000	$271,000
Effect of dilutive securities	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$3,832,000	$2,835,000	$271,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,519,000	6,757,000	6,840,000
Effect of dilutive securities	174,000	55,000	1,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,693,000	6,812,000	6,841,000

Basic earnings per share	$.59	$.42	$.04

Diluted earnings per share	$.57	$.42	$.04

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 295,000, 420,000 and 822,000 options were excluded from the computation of diluted earnings per share in 2003, 2002 and 2001, respectively.

Note C - Property and Equipment

     Balances of major classes of property and equipment are as follows:

	December 28	December 29
	2003	2002
Land	$16,092,000	$14,340,000
Buildings	38,238,000	33,497,000
Buildings under capital leases	651,000	276,000
Leasehold improvements	26,914,000	23,903,000
Restaurant and other equipment	21,649,000	18,963,000
Construction in progress	—	4,789,000

	103,544,000	95,768,000
Less allowances for depreciation and amortization	(29,931,000)	(26,247,000)

	$73,613,000	$69,521,000

Note D - Long-Term Debt and Obligations Under Capital Leases

     Long-term debt and obligations under capital leases at December 28, 2003, and December 29, 2002, are summarized below:

	December 28, 2003		December 29, 2002
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$559,000	$23,876,000	$521,000	$24,436,000
Convertible Subordinated Debentures, 8.3%, due 2003	—	—	6,250,000	—
Bank credit agreement, at variable interest rates ranging from 3.6% to 3.8%	—	486,000	—	—
Obligations under capital lease, 9.9% to 11.5% interest, payable through 2015	90,000	280,000	15,000	15,000

	$649,000	$24,642,000	$6,786,000	$24,451,000

     Aggregate maturities of long-term debt for the five years succeeding December 28, 2003, are as follows: 2004 - $649,000; 2005 - $630,000 ; 2006 - $1,163,000; 2007 - $735,000; 2008 - $792,000.

     In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds was used to pay off the outstanding balance of $15,470,000 on the Company’s bank line of credit, terminating that facility. Remaining funds were used primarily for retiring the Company’s $6,250,000 of Convertible Subordinated Debentures which matured June 1, 2003.

     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $25,418,000 at December 28, 2003. The real property at these locations is owned by JAX Real Estate, LLC, the entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.

     In addition to JAX Real Estate, LLC, other wholly-owned subsidiaries of the Company, JAX RE Holdings, LLC and JAX Real Estate Management, Inc., act as a holding company and a member of the board of managers of JAX Real Estate, LLC, respectively. While all of these subsidiaries are included in the Company’s Consolidated Financial Statements, each of them was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     In May 2003, the Company entered into a secured bank line of credit agreement which will provide up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the agreement is currently approximately $4,600,000 and is based on a percentage of the appraised value of the collateral securing the agreement. Borrowings outstanding under this line of credit totaled $486,000 at December 28, 2003. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $8,157,000 at December 28, 2003 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement.

     In connection with a new J. Alexander’s restaurant opened during 2003, the Company recorded a capital building lease asset and a capital building lease obligation in the amount of $375,000. For cash flow purposes, this transaction was considered a non-cash investing and financing activity.

     Cash interest payments amounted to $2,309,000, $1,314,000 and $1,469,000, in 2003, 2002 and 2001, respectively. Interest costs of $108,000, $103,000 and $134,000 were capitalized as part of building and leasehold costs in 2003, 2002 and 2001, respectively.

     The carrying value and estimated fair value of the Company’s mortgage loan were $24,435,000 and $26,931,000, respectively, at December 28, 2003.

Note E – Leases

     At December 28, 2003, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

     Accumulated amortization of buildings under capital leases totaled $284,000 at December 28, 2003 and $276,000 at December 29, 2002. Amortization of leased assets is included in depreciation and amortization expense.

     Total rental expense amounted to:

		Years Ended
	December 28	December 29	December 30
	2003	2002	2001
Minimum rentals under operating leases	$2,444,000	$2,360,000	$2,101,000
Contingent rentals	29,000	7,000	56,000
Less: Sublease rentals	(119,000)	(119,000)	(112,000)

	$2,354,000	$2,248,000	$2,045,000

     At December 28, 2003, future minimum lease payments under capital leases and noncancellable operating leases (including renewal options) with initial terms of one year or more are as follows:

		Capital	Operating
		Leases	Leases
2004		$123,000	$2,360,000
2005		42,000	2,176,000
2006		36,000	2,137,000
2007		36,000	2,098,000
2008		36,000	2,120,000
Thereafter		318,000	41,750,000

	Total minimum payments	591,000	$52,641,000

	Less imputed interest	(221,000)

	Present value of minimum rental payments	370,000
	Less current maturities at December 28, 2003	(90,000)

	Long-term obligations at December 28, 2003	$280,000

     Minimum future rentals receivable under subleases for operating leases at December 28, 2003, amounted to $283,000.

Note F - Income Taxes

     Significant components of the income tax provision (benefit) are as follows:

		Years Ended
	December 28	December 29	December 33
	2003	2002	2001
Current:
Federal	$262,000	$777,000	$542,000
State	91,000	25,000	89,000

Total	353,000	802,000	631,000
Deferred:
Federal	(1,320,000)	(1,074,000)	—
State	(155,000)	(126,000)	—

Total	(1,475,000)	(1,200,000)	—

Income tax provision (benefit)	$(1,122,000)	$(398,000)	$631,000

     The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

		Years Ended
	December 28	December 29	December 30
	2003	2002	2001
Tax expense computed at federal statutory rate (34%)	$921,000	$887,000	$307,000
State income taxes, net of federal benefit	60,000	(67,000)	59,000
Effect of net operating loss carryforwards and tax credits	(302,000)	(1,048,000)	(450,000)
Increase (decrease) in valuation allowance	(1,590,000)	377,000	635,000
Previously accrued taxes	(182,000)	—	—
Other, net	(29,000)	(547,000)	80,000

Income tax provision (benefit)	$(1,122,000)	$(398,000)	$631,000

     During 2003, the Company reversed previously accrued federal income taxes payable of $182,000, resulting in a reduction in the current federal provision. The Company made net income tax payments of $746,000, $845,000 and $344,000 in 2003, 2002 and 2001, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 28, 2003, and December 29, 2002, are as follows:

	December 28	December 29
	2003	2002
Deferred tax liabilities:
Tax over book depreciation	$196,000	$11,000
Deferred tax assets:
Capital/finance leases	12,000	12,000
Deferred compensation accruals	392,000	382,000
Self-insurance accruals	48,000	56,000
Net operating loss carryforwards	362,000	606,000
Tax credit carryforwards	4,738,000	4,457,000
Other - net	660,000	629,000

Total deferred tax assets	6,212,000	6,142,000
Valuation allowance for deferred tax assets	(3,341,000)	(4,931,000)

	2,871,000	1,211,000

Net deferred tax assets	$2,675,000	$1,200,000

     At December 28, 2003, the Company had tax credit carryforwards of $4,738,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2009 through 2023 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $8,800,000, which expire from 2004 to 2020, available to reduce state income taxes. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.

     SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Prior to 2002, the valuation allowance was established at an amount necessary to fully reserve the net deferred tax asset balances. In the fourth quarter of 2002, the valuation allowance was reduced by $1,200,000, resulting in a corresponding credit to deferred income tax expense. In the fourth quarter of 2003, the valuation allowance was reduced by an additional $1,475,000, resulting in a corresponding credit to deferred income tax expense. It is the Company’s belief that the future recognition of $2,675,000 of its deferred tax assets is more likely than not. The valuation allowance decreased by $1,590,000 (including the $1,475,000 decrease discussed above) during the year ended December 28, 2003.

Note G - Stock Options and Benefit Plans

     Under the Company’s 1994 Employee Stock Incentive Plan, directors, officers and key employees of the Company may be granted options to purchase shares of the Company’s common stock. Options to purchase the Company’s common stock also remain outstanding under the Company’s 1990 Stock Option Plan for Outside Directors, although the Company no longer has the ability to issue additional shares under this plan.

     A summary of options under the Company’s option plans is as follows:

				Weighted
				Average
				Exercise
Options	Shares	Option	Prices	Price
Outstanding at December 31, 2000	761,630	$1.38-	$11.69	$4.27
Issued	186,000	2.07-	2.25	2.23
Exercised	(7,500)	1.38		1.38
Expired or canceled	(28,450)	2.24-	11.69	4.04

Outstanding at December 30, 2001	911,680	2.07-	11.69	3.97
Issued	4,000	3.15		3.15
Exercised	(61,132)	2.25-	3.81	2.73
Expired or canceled	(66,488)	2.07-	3.44	2.49

Outstanding at December 29, 2002	788,060	2.07-	11.69	4.28
Issued	93,000	4.25-	—	4.25
Exercised	(50,982)	2.24-	3.44	2.72
Expired or canceled	(40,768)	2.07-	10.50	7.63

Outstanding at December 28, 2003	789,310	$2.08-	$11.69	$4.32

     Options exercisable and shares available for future grant are as follows:

	December 28	December 29	December 30
	2003	2002	2001
Options exercisable	658,810	671,632	686,845
Shares available for grant	66,912	144,144	80,656

     The following table summarizes information about the Company’s stock options outstanding at December 28, 2003:

		Options Outstanding			Options Exercisable
		Number			Number
		Outstanding at	Weighted	Weighted	Exercisable at	Weighted
Range of		December 28	Average Remaining	Average Exercise	December 28	Average
Exercise	Prices	2003	Contractual Life	Price	2003	Exercise Price
$2.08-	$2.25	113,500	7.3 years	$2.24	76,667	$2.24
2.75-	3.44	208,810	4.9 years	2.81	208,143	2.81
3.81-	5.69	339,000	6.6 years	4.28	246,000	4.30
7.38-	11.69	128,000	1.7 years	8.75	128,000	8.75

$2.08-	$11.69	789,310		$4.32	658,810	$4.45

     Options exercisable at December 29, 2002 and December 30, 2001 had weighted average exercise prices of $4.44 and $4.21, respectively. The weighted average fair value per share for options granted during 2003, 2002 and 2001 was $2.49, $1.92 and $1.36, respectively. These fair values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 4.16%, 5.24% and 5.31%; no annual dividend yield; volatility factors of .4069, .4043 and .4173 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

     The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.

     The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $152,000, $170,000 and $150,000 in 2003, 2002 and 2001, respectively.

     The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 10% matching contribution to the plan. The Company’s matching contribution for 2003 totaled $40,000, or 25% of eligible participant contributions. For 2002 and 2001 the Company’s matching contribution expense was $39,000 and $40,000, respectively.

     In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company’s common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum were allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. All employee borrowings were used exclusively to purchase shares of the Company’s common stock and accrue interest at the rate of 3% annually from the date of the last purchase of shares under the program until paid in full. Interest is payable quarterly until December 31, 2006, at which time the entire unpaid principal amount and unpaid interest will be due. In the event that a participant receives bonus compensation from the Company, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant’s loan may be declared due and payable upon termination of a participant’s employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized was $1,000,000. As of December 28, 2003 notes receivable under the Loan Program totaled $524,000. This amount has been reported as a reduction from the Company’s stockholders’ equity.

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

Note H - Employee Stock Ownership Plan

     In 1992, the Company established an Employee Stock Ownership Plan (ESOP) which purchased 457,055 shares of Company common stock from a trust created by the late Jack C. Massey, the Company’s former Board Chairman, and the Jack C. Massey Foundation at $3.75 per share for an aggregate purchase price of $1,714,000. The Company funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. The note receivable from the ESOP has been reported as a reduction from the Company’s stockholders’ equity.

     The Company has made a contribution to the ESOP in each calendar year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996, when no contribution was made, and 2000 and 2001, when only the interest component of the contribution was made. Compensation expense of $165,000 was recorded with respect to the 2003 ESOP contribution. The terms of the ESOP note, as amended, call for interest to be paid at an annual rate of 8% and for repayment of the ESOP note’s remaining principal in annual amounts of $178,000 and $192,000 during fiscal 2004 and 2005, respectively.

     All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant’s account to vest. Allocation of stock is made to participants’ accounts as the ESOP’s loan is repaid and is in proportion to each participant’s compensation for each year. A total of 65,969 shares remain unallocated as of December 28, 2003.

     For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

Note I - Shareholder Rights Plan

     The Company’s Board of Directors has adopted a shareholder rights plan intended to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics, by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.

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

     During 1999, the shareholder rights plan was amended by altering the definition of “acquiring person” to specify that Solidus LLC, predecessor to Solidus Company, and its affiliates would not be or become an acquiring person as the result of its acquisition of Company stock in excess of 20% or more of Company common stock outstanding. E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company.

Note J - Commitments and Contingencies

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to twelve years. The total estimated amount of lease payments remaining on these 28 individual leases at December 28, 2003 was approximately $4.0 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 29 individual leases at December 28, 2003, was approximately $3.3 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of December 28, 2003, was approximately $1.3 million.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition.

Note K - Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities included the following:

	December 28	December 29
	2003	2002
Taxes, other than income taxes	$1,420,000	$1,688,000
Salaries, wages and vacation pay	1,101,000	951,000
Insurance	266,000	198,000
Interest	160,000	205,000
State and federal income taxes	(87,000)	307,000
Bonus compensation	120,000	377,000
ESOP contribution	—	152,000
Other	1,197,000	1,104,000

	$4,177,000	$4,982,000

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

     The remaining intangible assets recorded on the accompanying consolidated balance sheet at December 28, 2003 include deferred loan costs and other intangible assets with finite lives and are scheduled to be amortized as follows: 2004 - $120,000; 2005 - $93,000; 2006 - $65,000; 2007 - $54,000; 2008 - $53,000.

Note M – Related Party Transactions

     E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company, the Company’s largest shareholder. In 1999, Solidus entered into a Stock Purchase and Standstill Agreement which generally precludes Solidus from acquiring in excess of 33% of the Company’s outstanding voting securities, soliciting proxies with respect to the Company’s voting securities, depositing any voting securities in a voting trust or any similar arrangement and selling, transferring or otherwise disposing of any of the Company’s voting securities. Such restrictions are subject to termination should certain events transpire. The agreement expires on March 22, 2006.

     In August 2003, Solidus and the Company executed the First Amendment to Stock Purchase and Standstill Agreement. Under the terms of this agreement, the Company authorized Solidus to pledge the common stock of the Company owed by it as collateral security for the payment and performance of Solidus’ obligations under a credit agreement with a bank. In the event that Solidus defaults on its obligations to the bank, and such default results in the need to liquidate the related collateral, the bank is required to give the Company written notice of the number of shares it intends to sell and the price at which such shares are to be sold. The Company has the exclusive right within the first 30 days subsequent to receipt of such written notice to purchase all or any portion of the shares subject to sale and, should the Company decline to purchase any of the applicable shares, the bank may sell such shares over the ensuing 50 days on terms no more favorable than the terms stated in the written notice referred to above.

Quarterly Results of Operations

     The following is a summary of the quarterly results of operations for the years ended December 28, 2003 and December 29, 2002 (in thousands, except per share amounts):

		2003 Quarters Ended
	March 30	June 29	September 28	December 28
Net sales	$26,450	$26,415	$25,832	$28,362
Net income	$631	$515	$385	$2,301	(1)
Basic earnings per share	$.10	$.08	$.06	$.36
Diluted earnings per share	$.09	$.08	$.06	$.34

		2002 Quarters Ended
	March 31	June 30	September 29	December 29
Net sales	$25,632	$24,350	$23,698	$25,099
Income before cumulative effect of change in accounting principle	$577	$324	$44	$2,061	(2)
Net income	$406 (3)	$324	$44	$2,061
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.09	$.05	$.01	$.31
Cumulative effect of change in accounting principle	$(.03)	$—	$—	$—

Basic earnings per share	$.06	$.05	$.01	$.31
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.08	$.05	$.01	$.31
Cumulative effect of change in accounting principle	$(.02)	$—	$—	$—

Diluted earnings per share	$.06	$.05	$.01	$.31

(1)	Includes favorable adjustment of $1,475 related to recognition of deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes.” Also includes favorable adjustment of $130 related to a decrease in the accrual for bonuses to be paid to the corporate staff.

(2)	Includes favorable adjustment of $1,200 related to recognition of deferred income tax assets in accordance with SFAS No. 109.

(3)	Net income for the quarter ended March 31, 2002 has been restated to reflect the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective December 31, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

     The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of the Board of Directors and the Company’s officers, including its Chief Executive Officer and Chief Financial Officer. You can access the Company’s Code of Business Conduct and Ethics on its website at www.jalexanders.com or request a copy by writing to the following address: J. Alexander’s Corporation, Suite 260, 3401 West End Avenue, Nashville Tennessee 37203. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Item 11. Executive Compensation

     The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is incorporated herein by reference to the “Certain Relationships and

Related Transactions” section of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

     The information required under this item is incorporated herein by reference to the “Relationship with Independent Auditors” section of the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	See Item 8.

(a)(2)	The information required under Item 15, subsection (a)(2) is set forth in a supplement filed as part of this report beginning on page 47.

(a)(3)	Exhibits:

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3)(b)	Restated Bylaws as currently in effect. (Exhibit 3(b) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(a)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4)(b)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(c)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(d)	Stock Purchase and Standstill Agreement dated March 22, 1999, by and between the Registrant and Solidus, LLC. (Exhibit 4(e) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(e)	First Amendment to Stock Purchase and Standstill Agreement (Exhibit 4(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003, is incorporated herein by reference).

(10)(a)	Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(b)*	Employee Stock Ownership Plan, as amended and restated, effective January 1, 1997 and executed February 25, 2002 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K for the year ended December 30, 2001 is incorporated herein by reference).

(10)(c)	Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(d)	Amended and Restated Secured Promissory Note dated November 30, 2000 from the J. Alexander’s Corporation Employee Stock Ownership Trust to Registrant (incorporated by reference to Exhibit (10)(u) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(f)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(g)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(h)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(i)*	Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 15, 2001, is incorporated herein by reference).

(10)(j)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(k)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(l)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(m)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(n)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(o)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(p)*	1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

(10)(q)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(r)	Line of Credit Note dated May 12, 2003, by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(s)*	First Amendment to Employee Stock Ownership Plan.

(10)(t)*	Second Amendment to Employee Stock Ownership Plan.

(10)(u)	First Amendment to Loan Agreement, dated January 20, 2004.

(10)(v)	Amended and Restated Line of Credit Note, dated January 20, 2004.

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Auditors.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.

(b)	Reports on Form 8-K:

On October 27, 2003, the Company filed a Form 8-K under Item 12 related to its press release announcing third quarter earnings results.

(c)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: 3/29/04	By: /s/Lonnie J. Stout II

Lonnie J. Stout II Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	3/29/04

/s/R. Gregory Lewis R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	3/29/04

/s/Mark A. Parkey Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	3/29/04

/s/E. Townes Duncan	Director	3/29/04

E. Townes Duncan

/s/Garland G. Fritts	Director	3/29/04

Garland G. Fritts

/s/J. Bradbury Reed	Director	3/29/04

J. Bradbury Reed

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(2), (c) and (d)

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FISCAL YEAR ENDED DECEMBER 28, 2003

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other Accounts	Deductions-	at End
Description	of Period	Expenses		Describe	Describe	of Period
Year ended December 28, 2003 Valuation allowance for deferred tax assets	$4,931,000	$(1,590,000	)(1)	$0	$0	$3,341,000
Year ended December 29, 2002:
Valuation allowance for deferred tax assets	$4,554,000	$377,000	(2)	$0	$0	$4,931,000
Year ended December 30, 2001:
Valuation allowance for deferred tax assets	$3,919,000	$635,000		$0	$0	$4,554,000

(1)	Includes a $1,475,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(2)	Includes a $1,200,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

J. ALEXANDER’S CORPORATION

EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description
(10)(s)	First Amendment to Employee Stock Ownership Plan.

(10)(t)	Second Amendment to Employee Stock Ownership Plan.

(10)(u)	First Amendment to Loan Agreement, dated January 20, 2004.

(10)(v)	Amended and Restated Line of Credit Note, dated January 20, 2004.

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Auditors

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.