Form 10-K/A
period 2003-12-28
ALEXANDERS J CORP
filed 2004-05-17
CIK 103884

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

     Yes [  ]   No [X]

Explanatory Note

     J. Alexander’s Corporation (the “Company”) recently determined that a stock option award issued to its Chief Executive Officer in 1999 and historically accounted for as an award with fixed and determinable terms in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” should have been accounted for as a variable stock option award due to the fact that the option exercise price increases annually until such time as the option is either exercised or expires. The effect of this change in accounting treatment is to increase compensation expense, which is included in general and administrative expenses, for 2003 by $552,000 and to reflect the impact of the change on the applicable quarters during fiscal 2002 and 2003 that such option was in-the-money.

     The Items of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003 which are amended are as follows: Item 6 Selected Financial Data; Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8 Financial Statements and Supplementary Data (including the Report of Independent Auditors) and Item 15 Financial Statement Schedules.

     The remaining Items contained within this Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the year ended December 28, 2003 in the form filed on March 29, 2004. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, nor modify or update those disclosures in any way other than as required to reflect the effects of the change in accounting treatment for the 1999 stock option.

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

Item 6. Selected Financial Data

     The following table sets forth selected financial data for each of the years in the five-year period ended December 28, 2003:

	Years Ended
	December 28	December 29	December 30	December 31	January 2
(Dollars in thousands, except per share data)	2003	2002	2001	2000	2000
	(Restated)
Operations
Net sales	$107,059	98,779	91,206	87,511	78,454
Pre-opening expense	$997	134	850	383	264
Income (loss) before income taxes and cumulative effect of change in accounting principle	$2,158 [3]	2,608	902	891	(299)
Net income (loss)	$3,280 [1,3]	2,835 [2]	271	481	(332)
Depreciation and amortization	$4,591	4,594	4,428	4,299	4,041
Cash flow from operations	$7,484	8,415	6,271	4,807	4,757
Capital expenditures	$8,651	7,180	8,815	4,814	4,884
Financial Position (end of period)
Cash and investments	$1,635	10,525	1,035	1,057	933
Property and equipment, net	$73,613	69,521	66,946	62,590	62,142
Total assets	$82,537	85,033	71,303	66,370	65,635
Long-term debt and obligations under capital leases	$24,642	24,451	19,532	16,771	18,128
Stockholders’ equity	$44,432	40,799	38,170	38,001	37,840
Per Share Data
Basic earnings (loss) per share	$.50	.42	.04	.07	(.05)
Diluted earnings (loss) per share	$.49	.42	.04	.07	(.05)
Dividends declared per share	$—	—	—	—	—
Stockholders’ equity	$6.91	6.13	5.62	5.55	5.59
Market price at year end	$7.00	2.60	2.20	2.31	3.13
J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,243	4,118	4,077	4,087	3,892
Units open at year end	27	24	24	22	21

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

3	Includes non-cash compensation expense of $552 related to an option grant accounted for as a variable stock option award.

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

Summary of Results

     During fiscal 2003, the Company posted income before income taxes and the cumulative effect of a change in accounting principle of $2,158,000, a decrease from $2,608,000 reported during 2002. Operating income for 2003, while improving by $306,000, or 8%, compared to 2002, was significantly affected by pre-opening costs associated with the opening of three new restaurants, as well as operating losses totaling approximately $500,000 incurred in two of those restaurants which opened in the fourth quarter of the year and by non-cash compensation expense of $552,000 related to an option grant accounted for as a variable stock option award. An increase in interest expense of $812,000 more than offset the operating profit improvement achieved.

     Net income increased to $3,280,000 in 2003 from $2,835,000 in 2002. The 2003 results included a favorable adjustment of $1,475,000 to the income tax provision for the year as the result of a reduction of the Company’s valuation allowance recorded against its deferred income tax assets. A similar adjustment in the amount of $1,200,000 was included in the income tax provision for 2002.

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

     The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

		Fiscal Year
	2003	2002	2001
	(Restated)
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.4	31.6	32.4
Restaurant labor and related costs	32.7	33.2	33.5
Depreciation and amortization of restaurant property and equipment	4.1	4.4	4.7
Other operating expenses	18.2	18.8	18.2

Total restaurant operating expenses	87.5	88.0	88.8

General and administrative expenses	7.6	7.8	7.9
Pre-opening expense	.9	.1	.9

Operating income	4.0	4.0	2.5

Other income (expense):
Interest expense, net	(2.0)	(1.3)	(1.4)
Other, net	—	(.1)	(.1)

Total other expense	(2.0)	(1.4)	(1.5)

Income before income taxes and cumulative effect of change in accounting principle	2.0	2.6	1.0
Income tax provision (benefit):
Current	.3	.8	.7
Deferred	(1.4)	(1.2)	—

Total	(1.0)	(.4)	.7

Income before cumulative effect of change in accounting principle	3.1	3.0	.3
Cumulative effect of change in accounting principle	—	(.2)	—

Net income	3.1%	2.9%	.3%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	27	24	24
Weighted average weekly sales per restaurant	$81,600	$79,200	$78,400

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

General and Administrative Expenses

     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and all other costs above the restaurant level, totaled $8,120,000 in 2003, $7,720,000 in 2002 and $7,165,000 in 2001. The most significant factors contributing to the increase in general and administrative expenses in 2003 were the inclusion of non-cash compensation expense of $552,000 related to a stock option grant accounted for as a variable stock option award, increases in group health insurance costs and higher travel expenses resulting from the opening of three new restaurants. These increases were partially offset by a decrease of $240,000 in the accrual for bonuses paid to the corporate staff for the year and a reduction in salary expenses. General and administrative expenses as a percentage of net sales decreased for 2003 compared to 2002 due to the growth in sales.

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

Income Taxes

     Under the provisions of SFAS No. 109 “Accounting for Income Taxes”, the Company had gross deferred tax assets of $6,422,000 and $6,142,000 and gross deferred tax liabilities of $196,000 and $11,000 at December 28, 2003 and December 29, 2002, respectively. The deferred tax assets at December 28, 2003 relate primarily to $4,738,000 of tax credit carryforwards available to reduce future federal income taxes.

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

     The Company has periodically made purchases of its common stock under a repurchase program authorized by the Company’s Board of Directors. The total authorized purchases under this program are $2,000,000. From June 2001 through May 14, 2003, the Company repurchased approximately 535,000 shares at a cost of approximately $1,555,000, an average cost of $2.91 per share. The Company generally does not repurchase shares following the end of a fiscal quarter until after results for the quarter have been publicly announced.

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

Income Taxes: The Company had $6,422,000 of gross deferred tax assets at December 28, 2003, consisting principally of $4,738,000 of tax credit carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.

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

     As discussed in Notes A, B and F to the consolidated financial statements, the accompanying consolidated balance sheet as of December 28, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the fiscal year ended December 28, 2003 have been restated.

     As described in Note L to the consolidated financial statements, the Company has changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

                                       /s/Ernst & Young LLP

Nashville, Tennessee
February 20, 2004, except for
Notes A, B and F as to
which the date is May 17, 2004

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 28 2003 (Restated)	December 29 2002	December 30 2001

Net sales	$107,059,000	$98,779,000	$91,206,000
Costs and expenses:
Cost of sales	34,732,000	31,245,000	29,575,000
Restaurant labor and related costs	35,031,000	32,806,000	30,533,000
Depreciation and amortization of restaurant property and equipment	4,337,000	4,345,000	4,242,000
Other operating expenses	19,538,000	18,531,000	16,602,000

Total restaurant operating expenses	93,638,000	86,927,000	80,952,000

General and administrative expenses	8,120,000	7,720,000	7,165,000
Pre-opening expense	997,000	134,000	850,000

Operating income	4,304,000	3,998,000	2,239,000

Other income (expense):
Interest expense, net	(2,108,000)	(1,296,000)	(1,303,000)
Gain on purchase of debentures	—	—	17,000
Other, net	(38,000)	(94,000)	(51,000)

Total other expense	(2,146,000)	(1,390,000)	(1,337,000)

Income before income taxes and cumulative effect of change in accounting principle	2,158,000	2,608,000	902,000
Income tax provision (benefit)	(1,122,000)	(398,000)	631,000

Income before cumulative effect of change in accounting principle	3,280,000	3,006,000	271,000
Cumulative effect of change in accounting principle	—	(171,000)	—

Net income	$3,280,000	$2,835,000	$271,000

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.50	$.44	$.04
Cumulative effect of change in accounting principle	—	(.02)	—

Basic earnings per share	$.50	$.42	$.04

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.49	$.44	$.04
Cumulative effect of change in accounting principle	—	(.02)	—

Diluted earnings per share	$.49	$.42	$.04

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 28 2003 (Restated)	December 29 2002

ASSETS
Current Assets
Cash and cash equivalents	$1,635,000	$10,525,000
Accounts and notes receivable, including current portion of direct financing leases, net of allowances for possible losses	589,000	97,000
Inventories at lower of cost (first-in, first-out method) or market	1,068,000	790,000
Deferred income taxes	791,000	488,000
Prepaid expenses and other current assets	1,050,000	1,000,000

Total Current Assets	5,133,000	12,900,000
Other Assets	1,009,000	951,000
Property and Equipment, at cost, less allowances for depreciation and amortization	73,613,000	69,521,000
Deferred Income Taxes	1,884,000	712,000
Deferred Charges, less accumulated amortization of $482,000 and $1,284,000 at December 28, 2003, and December 29, 2002, respectively	898,000	949,000

	$82,537,000	$85,033,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,194,000	$3,035,000
Accrued expenses and other current liabilities	4,177,000	4,982,000
Unearned revenue	2,871,000	2,692,000
Current portion of long-term debt and obligations under capital leases	649,000	6,786,000

Total Current Liabilities	10,891,000	17,495,000
Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	24,642,000	24,451,000
Salary Continuation Plan Liabilities	1,028,000	1,000,000
Deferred Rent Obligations and Other Deferred Credits	1,544,000	1,288,000
Stockholders’ Equity
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,432,718 and 6,660,535 shares at December 28, 2003, and December 29, 2002, respectively	322,000	333,000
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,197,000	34,357,000
Retained earnings	10,807,000	7,527,000

	45,326,000	42,217,000
Note receivable – Employee Stock Ownership Plan	(370,000)	(688,000)
Employee notes receivable – 1999 Loan Program	(524,000)	(730,000)

Total Stockholders’ Equity	44,432,000	40,799,000

Commitments and Contingencies
	$82,537,000	$85,033,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 28 2003 (Restated)	December 29 2002	December 30 2001

Cash Flows from Operating Activities:
Net income	$3,280,000	$2,835,000	$271,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,444,000	4,467,000	4,376,000
Goodwill impairment charge	—	171,000	—
Amortization of deferred charges	147,000	127,000	52,000
Deferred income tax benefit	(1,475,000)	(1,200,000)	—
Non-cash compensation expense — variable stock option award	552,000	—	—
Other, net	122,000	141,000	81,000
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable	6,000	68,000	(71,000)
Decrease (increase) in inventories	(278,000)	146,000	(195,000)
Increase in prepaid expenses and other current assets	(50,000)	(165,000)	(243,000)
Increase in deferred charges	(44,000)	(47,000)	(85,000)
Increase in accounts payable	588,000	757,000	220,000
Increase (decrease) in accrued expenses and other current liabilities	(589,000)	436,000	998,000
Increase in unearned revenue	179,000	277,000	454,000
Increase in other long-term obligations	284,000	402,000	413,000
Decrease in note receivable – Employee Stock Ownership Plan	318,000	—	—

Net cash provided by operating activities	7,484,000	8,415,000	6,271,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(9,418,000)	(6,670,000)	(8,306,000)
Other, net	(66,000)	(43,000)	(54,000)

Net cash used by investing activities	(9,484,000)	(6,713,000)	(8,360,000)

Cash Flows from Financing Activities:
Proceeds under bank line of credit agreement	8,426,000	31,791,000	41,003,000
Payments under bank line of credit agreement	(7,940,000)	(46,062,000)	(35,997,000)
Proceeds from mortgage loan	—	25,000,000	—
Payment of financing transaction costs	(52,000)	(725,000)	—
Payments on long-term debt and obligations under capital leases	(6,807,000)	(1,770,000)	(1,492,000)
Common stock repurchased	(864,000)	(381,000)	(136,000)
Reduction of employee receivables - 1999 Loan Program	206,000	8,000	31,000
Sale of stock and exercise of stock options	148,000	167,000	3,000
Decrease in bank overdraft	—	(240,000)	(1,345,000)
Other, net	(7,000)	—	—

Net cash (used) provided by financing activities	(6,890,000)	7,788,000	2,067,000

Increase (Decrease) in Cash and Cash Equivalents	(8,890,000)	9,490,000	(22,000)
Cash and cash equivalents at beginning of year	10,525,000	1,035,000	1,057,000

Cash and Cash Equivalents at End of Year	$1,635,000	$10,525,000	$1,035,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Plan	Program	Equity
Balances at December 31, 2000	6,851,816	$343,000	$34,867,000	$4,421,000	$(686,000)	$(944,000)	$38,001,000
Exercise of stock options, including tax benefits	7,500	—	10,000	—	—	—	10,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	31,000	31,000
Common stock repurchased	(61,226)	(3,000)	(133,000)	—	—	—	(136,000)
Other, net	(472)	—	(5,000)	—	(2,000)	—	(7,000)
Net income	—	—	—	271,000	—	—	271,000

Balances at December 30, 2001	6,797,618	340,000	34,739,000	4,692,000	(688,000)	(913,000)	38,170,000
Exercise of stock options, including tax benefits	61,132	3,000	164,000	—	—	—	167,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	183,000	183,000
Common stock repurchased	(198,215)	(10,000)	(546,000)	—	—	—	(556,000)
Net income	—	—	—	2,835,000	—	—	2,835,000

Balances at December 29, 2002	6,660,535	333,000	34,357,000	7,527,000	(688,000)	(730,000)	40,799,000
Exercise of stock options, including tax benefits	50,982	3,000	145,000	—	—	—	148,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	206,000	206,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	318,000	—	318,000
Common stock repurchased	(277,564)	(14,000)	(850,000)	—	—	—	(864,000)
Other, net	(1,235)	—	(7,000)	—	—	—	(7,000)
Non-cash compensation expense — variable stock option award	—	—	552,000	—	—	—	552,000
Net income	—	—	—	3,280,000	—	—	3,280,000

Balances at December 28, 2003 (Restated)	6,432,718	$322,000	$34,197,000	$10,807,000	$(370,000)	$(524,000)	$44,432,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note A - Basis of Presentation and Summary of Significant Accounting Policies

Restatement of Previously Issued Consolidated Financial Statements: J. Alexander’s Corporation recently determined that a stock option award issued to its Chief Executive Officer in 1999 and historically accounted for as an award with fixed and determinable terms should have been accounted for under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” as a variable stock option award since the exercise price associated with the shares under option increases annually until such time as the option is either exercised or expires. The effects of this change in accounting treatment are as follows:

	As Previously Stated	Adjustment	As Restated
Year ended December 28, 2003
Consolidated Statement of Income:
General and administrative expenses	$7,568,000	$552,000	$8,120,000
Operating income	4,856,000	(552,000)	4,304,000
Income before income taxes and cumulative effect of change in accounting principle	2,710,000	(552,000)	2,158,000
Income before cumulative effect of change in accounting principle	3,832,000	(552,000)	3,280,000
Net income	$3,832,000	$(552,000)	$3,280,000
Basic earnings per share	$.59	$(.09)	$.50
Diluted earnings per share	$.57	$(.08)	$.49
Consolidated Balance Sheet:
Additional paid-in-capital	$33,645,000	$552,000	$34,197,000
Retained earnings	11,359,000	(552,000)	10,807,000

While this change in accounting treatment had no impact on the annual financial statements for the period ended December 29, 2002, it impacted quarterly results of operations for both 2003 and 2002 as reflected in the following table:

	2003 Quarters Ended (unaudited)
	March 30	June 29	September 28	December 28
Net income as reported	$631	$515	$385	$2,301
Adjustment	—	(122)	(207)	(223)

Net income as restated	$631	$393	$178	$2,078

Change in basic earnings per share	$—	$(.02)	$(0.03)	$(0.04)
Change in diluted earnings per share	$—	$(.02)	$(0.03)	$(0.03)

	2002 Quarters Ended (unaudited)
	March 31	June 30	September 29	December 29
Income before cumulative effect of change in accounting principle as reported	$577	$324	$44	$2,061
Adjustment	(121)	108	—	13

Income before cumulative effect of change in accounting principle as restated	$456	$432	$44	$2,074

Net income as reported	$406	$324	$44	$2,061
Adjustment	(121)	108	—	13

Net income as restated	$285	$432	$44	$2,074

Change in basic earnings per share	$(.02)	$.01	$—	$—
Change in diluted earnings per share	$(.02)	$.01	$—	$—

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

Stock Based Compensation: The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option, issued to the Company’s Chief Executive Officer in 1999 at an exercise price equal to the fair market value of the Company’s common stock on the date of the award with a provision that the exercise price increases annually as long as the option remains unexercised, is accounted for as a variable stock option award.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Years Ended
	December 28, 2003 (Restated)	December 29, 2002	December 30, 2001
Net income, as reported	$3,280,000	$2,835,000	$271,000
Deduct: Compensation expense related to variable stock option award	552,000	—	—
Add: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(99,000)	(139,000)	(225,000)

Pro forma net income	$3,733,000	$2,696,000	$46,000
Net income per share:
Basic, as reported	$.50	$.42	$.04
Basic, pro forma	$.57	$.40	$.01
Diluted, as reported	$.49	$.42	$.04
Diluted, pro forma	$.56	$.40	$.01
Weighted average shares used in computation:
Basic	6,519,000	6,757,000	6,840,000
Diluted	6,693,000	6,812,000	6,841,000

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

Note B - Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	December 28
	2003	December 29	December 30
	(Restated)	2002	2001
Numerator:
Net income (numerator for basic earnings per share)	$3,280,000	$2,835,000	$271,000
Effect of dilutive securities	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$3,280,000	$2,835,000	$271,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,519,000	6,757,000	6,840,000
Effect of dilutive securities	174,000	55,000	1,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,693,000	6,812,000	6,841,000

Basic earnings per share	$.50	$.42	$.04

Diluted earnings per share	$.49	$.42	$.04

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

Note F - Income Taxes

     Significant components of the income tax provision (benefit) are as follows:

		Years Ended
	December 28	December 29	December 33
	2003	2002	2001
Current:
Federal	$262,000	$777,000	$542,000
State	91,000	25,000	89,000

Total	353,000	802,000	631,000
Deferred:
Federal	(1,320,000)	(1,074,000)	—
State	(155,000)	(126,000)	—

Total	(1,475,000)	(1,200,000)	—

Income tax provision (benefit)	$(1,122,000)	$(398,000)	$631,000

     The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

	December 28	Years Ended
	2003	December 29	December 30
	(Restated)	2002	2001
Tax expense computed at federal statutory rate (34%)	$734,000	$887,000	$307,000
State income taxes, net of federal benefit	60,000	(67,000)	59,000
Effect of net operating loss carryforwards and tax credits	(302,000)	(1,048,000)	(450,000)
Increase (decrease) in valuation allowance	(1,380,000)	377,000	635,000
Previously accrued taxes	(182,000)	—	—
Other, net	(52,000)	(547,000)	80,000

Income tax provision (benefit)	$(1,122,000)	$(398,000)	$631,000

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 28, 2003, and December 29, 2002, are as follows:

	December 28
	2003	December 29
	(Restated)	2002
Deferred tax liabilities:
Tax over book depreciation	$196,000	$11,000
Deferred tax assets:
Capital/finance leases	12,000	12,000
Deferred compensation accruals	392,000	382,000
Self-insurance accruals	48,000	56,000
Compensation related to variable stock option award	210,000	—
Net operating loss carryforwards	362,000	606,000
Tax credit carryforwards	4,738,000	4,457,000
Other - net	660,000	629,000

Total deferred tax assets	6,422,000	6,142,000
Valuation allowance for deferred tax assets	(3,551,000)	(4,931,000)

	2,871,000	1,211,000

Net deferred tax assets	$2,675,000	$1,200,000

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

     SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Prior to 2002, the valuation allowance was established at an amount necessary to fully reserve the net deferred tax asset balances. In the fourth quarter of 2002, the valuation allowance was reduced by $1,200,000, resulting in a corresponding credit to deferred income tax expense. In the fourth quarter of 2003, the valuation allowance was reduced by an additional $1,475,000, resulting in a corresponding credit to deferred income tax expense. It is the Company’s belief that the future recognition of $2,675,000 of its deferred tax assets is more likely than not. The valuation allowance decreased by $1,380,000 (including the $1,475,000 decrease discussed above) during the year ended December 28, 2003.

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

Quarterly Results of Operations

     The following is a summary of the quarterly results of operations for the years ended December 28, 2003 and December 29, 2002 (in thousands, except per share amounts):

		2003 Quarters Ended(4)
	March 30	June 29 (Restated)	September 28 (Restated)	December 28 (Restated)
Net sales	$26,450	$26,415	$25,832	$28,362
Net income	$631	$393	$178	$2,078	(1)
Basic earnings per share	$.10	$.06	$.03	$.32
Diluted earnings per share	$.09	$.06	$.03	$.31

		2002 Quarters Ended(5)
	March 31 (Restated)	June 30 (Restated)	September 29	December 29 (Restated)
Net sales	$25,632	$24,350	$23,698	$25,099
Income before cumulative effect of change in accounting principle	$456	$432	$44	$2,074	(2)
Net income	$285 (3)	$432	$44	$2,074
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.07	$.06	$.01	$.31
Cumulative effect of change in accounting principle	$(.03)	$—	$—	$—

Basic earnings per share	$.04	$.06	$.01	$.31
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.07	$.06	$.01	$.31
Cumulative effect of change in accounting principle	$(.03)	$—	$—	$—

Diluted earnings per share	$.04	$.06	$.01	$.31

(1)	Includes favorable adjustment of $1,475 related to recognition of deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes.” Also includes favorable adjustment of $130 related to a decrease in the accrual for bonuses to be paid to the corporate staff.

(2)	Includes favorable adjustment of $1,200 related to recognition of deferred income tax assets in accordance with SFAS No. 109.

(3)	Net income for the quarter ended March 31, 2002 has been restated to reflect the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective December 31, 2001.

(4)	Net income reflects expense during the second, third and fourth quarters of 2003 in the amounts of $122, $207 and $223, respectively, related to an option award which has been accounted for as a variable stock option award.

(5)	Income before cumulative effect of change in accounting principle and net income reflect expense during the first quarter of 2002 in the amount of $121 and income of $108 and $13 in the second and fourth quarters, respectively, related to an option award which has been accounted for as a variable stock option award.

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

J. ALEXANDER’S CORPORATION
Date: 5/17/04	By: /s/Lonnie J. Stout II

Lonnie J. Stout II Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	5/17/04

/s/R. Gregory Lewis R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	5/17/04

/s/Mark A. Parkey Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	5/17/04

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(2), (c) and (d)

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

FISCAL YEAR ENDED DECEMBER 28, 2003

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

NASHVILLE, TENNESSEE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other Accounts	Deductions-	at End
Description	of Period	Expenses		Describe	Describe	of Period
Year ended December 28, 2003 Valuation allowance for deferred tax assets (restated)	$4,931,000	$(1,380,000	)(1)	$0	$0	$3,551,000
Year ended December 29, 2002:
Valuation allowance for deferred tax assets	$4,554,000	$377,000	(2)	$0	$0	$4,931,000
Year ended December 30, 2001:
Valuation allowance for deferred tax assets	$3,919,000	$635,000		$0	$0	$4,554,000

(1)	Includes a $1,475,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(2)	Includes a $1,200,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

J. ALEXANDER’S CORPORATION

EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description
(10)(s)**	First Amendment to Employee Stock Ownership Plan.

(10)(t)**	Second Amendment to Employee Stock Ownership Plan.

(10)(u)**	First Amendment to Loan Agreement, dated January 20, 2004.

(10)(v)**	Amended and Restated Line of Credit Note, dated January 20, 2004.

(21) **	List of subsidiaries of Registrant.

(23)	Consent of Independent Auditors

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed as an exhibit to the Form 10-K on March 29, 2004.