Form 10-Q
period 2004-03-28
ALEXANDERS J CORP
filed 2004-05-17
CIK 103884

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 28, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to_______

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

Yes [  ]   No [X]

     Common Stock Outstanding – 6,441,349 shares at May 14, 2004.

Page 1 of 24 pages.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets
Consolidated Statements of Income
Consolidated Condensed Statements of Cash Flows
Notes to Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBIT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO&CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except per share amount)

	March 28	December 28
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,501	$1,635
Accounts and notes receivable	168	589
Inventories	1,023	1,068
Deferred income taxes	791	791
Prepaid expenses and other current assets	850	1,050

TOTAL CURRENT ASSETS	5,333	5,133
OTHER ASSETS	1,082	1,009
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $30,895 and $29,931 at March 28, 2004, and December 28, 2003, respectively	73,037	73,613
DEFERRED INCOME TAXES	1,884	1,884
DEFERRED CHARGES, less amortization	861	898

	$82,197	$82,537

	March 28	December 28
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,413	$3,194
Accrued expenses and other current liabilities	3,931	4,177
Unearned revenue	2,216	2,871
Current portion of long-term debt and obligations under capital leases	786	649

TOTAL CURRENT LIABILITIES	9,346	10,891
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	24,588	24,642
OTHER LONG-TERM LIABILITIES	2,762	2,572
STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,439,418 and 6,432,718 shares at March 28, 2004, and December 28, 2003, respectively	322	322
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,292	34,197
Retained earnings	11,755	10,807

	46,369	45,326
Note receivable – Employee Stock Ownership Plan	(370)	(370)
Employee notes receivable – 1999 Loan Program	(498)	(524)

TOTAL STOCKHOLDERS’ EQUITY	45,501	44,432

Commitments and Contingencies

	$82,197	$82,537

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	March 28	March 30
	2004	2003
Net sales	$30,789	$26,450
Costs and expenses:
Cost of sales	10,201	8,415
Restaurant labor and related costs	9,668	8,571
Depreciation and amortization of restaurant property and equipment	1,145	1,059
Other operating expenses	5,631	4,751

Total restaurant operating expenses	26,645	22,796
General and administrative expenses	2,189	1,867
Pre-opening expense	—	271

Operating income	1,955	1,516
Other income (expense):
Interest expense, net	(529)	(555)
Other, net	(19)	(19)

Total other expense	(548)	(574)

Income before income taxes	1,407	942
Income tax provision	(459)	(311)

Net income	$948	$631

Basic earnings per share	$.15	$.10

Diluted earnings per share	$.14	$.09

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	March 28	March 30
	2004	2003
Net cash provided by operating activities	$1,262	$243
Net cash used by investing activities:
Purchase of property and equipment	(447)	(2,953)
Other investing activities	(76)	(72)

	(523)	(3,025)
Net cash provided (used) by financing activities:
Payments on debt and obligations under capital leases	(181)	(4,138)
Proceeds from equipment financing note	750	—
Exercise of stock options	18	—
Proceeds under bank line of credit agreement	408	—
Payments under bank line of credit agreement	(894)	—
Common stock repurchased	—	(417)
Reduction of employee receivables – 1999 Loan Program	26	95

	127	(4,460)
Increase (decrease) in cash and cash equivalents	866	(7,242)
Cash and cash equivalents at beginning of period	1,635	10,525

Cash and cash equivalents at end of period	$2,501	$3,283

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2004 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) annual report on Form 10-K/A for the fiscal year ended December 28, 2003.

     The accompanying condensed consolidated balance sheet at December 28, 2003 has been restated to reflect an increase in additional paid-in capital and a decrease in retained earnings of $552,000 due to a determination by the Company in 2004 that a stock option grant, which previously had been accounted for as a fixed award, should have been accounted for as a variable award. There was no impact to the accompanying condensed consolidated statement of income or the condensed consolidated statement of cash flows for the quarter ended March 30, 2003 as a result of this change.

NOTE B – EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	March 28	March 30
(In thousands, except per share amounts)	2004	2003
Numerator:
Net income (numerator for basic earnings per share)	$948	$631
Effect of dilutive securities	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$948	$631

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,438	6,616
Effect of dilutive securities:
Employee stock options	365	86

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,803	6,702

Basic earnings per share	$.15	$.10

Diluted earnings per share	$.14	$.09

     In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended March 28, 2004, options to purchase 86,000 shares of common stock, at prices ranging from $8.19 to $11.69, were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2003, options to purchase 423,000 shares of common stock, at prices ranging from $3.42 to $11.69, were similarly excluded from the computation of diluted earnings per share.

NOTE C – INCOME TAXES

     The Company’s provisions for income taxes for the first quarters of 2004 and 2003 are based on estimated effective annual income tax rates which include estimates of both federal alternative minimum tax (AMT) and state income taxes payable. Estimated federal AMT included in the tax rate calculation is computed by applying the AMT rate to the Company’s estimated pre-tax accounting income for the year after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income.

     Because of current AMT regulations, the Company is presently unable to take full advantage of certain tax carryforward benefits it has accumulated. Also, because the Company maintains a partial valuation allowance on its deferred tax assets, no direct benefit is recognized in the income tax provisions with respect to the AMT credit carryforwards or other tax assets generated.

NOTE D – LONG-TERM DEBT

     In January 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.

NOTE E – STOCK BASED COMPENSATION

     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award with a provision that the exercise price increases annually as long as the option remains unexercised, is accounted for as a variable stock option award. Compensation expense associated with this option totalled $77,000 for the quarter ended March 28, 2004. No compensation expense was recognized in connection with this option award for the quarter ended March 30, 2003.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarter Ended
(In thousands, except per share amounts)	March 28, 2004	March 30, 2003
Net income, as reported	$948	$631
Deduct: Compensation expense related to variable stock option award, net of related tax effects	77	—
Add: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(30)	(32)

Pro forma net income	$995	$599

Net income per share:
Basic, as reported	$.15	$.10
Basic, pro forma	$.15	$.09
Diluted, as reported	$.14	$.09
Diluted, pro forma	$.15	$.09
Weighted average shares used in computation:
Basic	6,438	6,616
Diluted	6,803	6,702

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

NOTE F – COMMITMENTS AND CONTINGENCIES

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to twelve years. The total estimated amount of lease payments remaining on these 28 individual leases at March 28, 2004 was approximately $4.9 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 29 individual leases at March 28, 2004, was approximately $3.3 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of March 28, 2004, was approximately $1.5 million.

     The Company has received notice of an adverse finding from the EEOC on charges of discrimination made by three former employees. The aggregate amount of these three claims is approximately $350,000. The Company denies all liability and intends to vigorously defend the claims.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition.

NOTE G – SHAREHOLDER RIGHTS PLAN

     Effective May 14, 2004, the Company’s Board of Directors amended the existing shareholder rights plan by extending the final expiration date to May 16, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu. At March 28, 2004, the Company owned and operated 27 J. Alexander’s restaurants in 12 states.

     The Company’s income before income taxes increased by $465,000, or 49%, for the first quarter of 2004 compared to the same quarter of 2003. Net income increased by $317,000, or 50%. A reduction in pre-opening expense contributed to the increase in income before income taxes as the Company incurred no pre-opening expense in 2004 while incurring $271,000 in the first quarter of 2003. An increase of $322,000 in general and administrative expenses for the most recent quarter, including non-cash compensation expense of $77,000 related to a variable stock option award, was more than offset by increased profit contributions from the Company’s restaurant operations.

     For the quarter ended March 28, 2004, the Company continued to experience strong same store sales increases, with weekly average same store sales increasing over the same quarter of 2003 by 8.3%. This was the Company’s highest quarterly increase in same store sales in the last four years. Management attributes this increase to continued emphasis on providing high quality food and service and to a generally favorable economic and restaurant industry environment. A significant portion of the same store sales increase was attributable to increased guest counts. Moderate menu price increases and an increase in the average check per guest also contributed to the increase.

     The Company continued to experience significantly higher input costs for food during the first quarter of 2004 due to rapidly escalating input costs in virtually all categories of food purchases. For the quarter, cost of sales, which is comprised of food and beverage costs, increased to 33.1% from 31.8% in the same quarter of 2003. The Company did not increase menu prices significantly during 2003. However, in order to offset at least a portion of the cost of sales increases the Company is experiencing, menu prices were increased by approximately 3% in March of 2004 and by an estimated .5% in April of 2004. Management has not noted any significant negative guest response to the Company’s menu price increases to date, and is considering additional increases to further offset the effect of higher food costs, which continued to rise subsequent to the first quarter and which remain one of management’s primary concerns. Same store sales increases subsequent to the first quarter have remained strong and the outlook for continued improvement in sales remains generally favorable. However, there can be no assurance that these trends will continue or that guest counts will not be negatively affected by menu price increases or other factors.

     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Quarter Ended
	March 28	March 30
	2004	2003
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	33.1	31.8
Restaurant labor and related costs	31.4	32.4
Depreciation and amortization of restaurant property and equipment	3.7	4.0
Other operating expenses	18.3	18.0

Total restaurant operating expenses	86.5	86.2
General and administrative expenses	7.1	7.1
Pre-opening expense	—	1.0

Operating income	6.3	5.7
Other income (expense):
Interest expense, net	(1.7)	(2.1)
Other, net	(0.1)	(0.1)

Total other income (expense)	(1.8)	(2.2)

Income before income taxes	4.6	3.6
Income tax provision	(1.5)	(1.2)

Net income	3.1%	2.4%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	27	25
Weighted average weekly sales per restaurant:
All restaurants	$87,400	$83,500
Same store restaurants	$90,500	$83,600

Net Sales

     Net sales increased by $4,339,000, or 16.4%, to $30,789,000 for the first quarter of 2004 from $26,450,000 for the same period of 2003. This increase was attributable to sales increases within the Company’s same store restaurant base and to three new restaurants which opened in 2003.

     Same store sales averaged $90,500 per week on a base of 24 restaurants during the quarter ended March 28, 2004, an increase of 8.3% compared to $83,600 per week during the comparable period of 2003. The Company’s weighted average weekly sales per restaurant are computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at the weekly average sales per restaurant. Days on which restaurants are closed for business for any reason, other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day, are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months.

     Management estimates the average check per guest, excluding alcoholic beverage sales, was $16.35 for the first quarter of 2004, representing an increase of 2.5% compared to $15.95 for the first quarter of 2003. Menu prices for the first quarter of 2004 increased by an estimated 2% compared to the same period in 2003. The Company estimates that customer traffic (guest counts) on a same store basis increased by 4.8% in the first quarter of 2004 compared to the corresponding period of 2003.

     Management believes that continuing to increase sales volumes in the Company’s restaurants, including particularly its newer restaurants, is a significant factor in improving the Company’s profitability. Management further believes that continued emphasis on providing professional service and high quality food combined with effective menu management will continue to build sales and increase customer traffic over time, and that sales in the Company’s newer restaurants will increase over time to acceptable levels, as has generally been the case with certain of the Company’s other restaurants. The Company intends to maintain a low new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants while maintaining its pursuit of operational excellence. No new restaurants are currently under construction or planned to open in 2004.

Costs and Expenses

     Total restaurant operating expenses increased to 86.5% of net sales in the first quarter of 2004 compared to 86.2% in the corresponding period of 2003 as the operating efficiencies from higher same store sales levels were more than offset by the impact of higher cost of sales and the effect of operating losses experienced in the Company’s two newest restaurants opened in the fourth quarter of 2003.

     Cost of sales increased to 33.1% of net sales in the first quarter of 2004 from 31.8% in the corresponding period of 2003, as moderate menu price increases did not offset, as a percentage of sales, significantly higher input costs associated with beef, poultry, dairy products and other food commodities. Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Due to higher prices in the beef market during 2003 and early 2004, prices under the Company’s most recent beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14% and are expected to increase the Company’s cost of sales by approximately $1.5 million during the twelve month term of the new agreement.

     Restaurant labor and related costs decreased from 32.4% of net sales during the first quarter of 2003 to 31.4% of net sales during the first quarter of 2004 due to improved labor efficiencies achieved at higher same store sales levels, which more than offset the negative effect of new restaurants on labor costs.

     Depreciation and amortization of restaurant property and equipment decreased to 3.7% of net sales during the first quarter of 2004 from 4.0% of net sales during the corresponding period of the prior year primarily due to the effect of higher sales volumes.

     Other operating expenses increased to 18.3% of net sales during the first quarter of 2004 from 18.0% of net sales during the same period of 2003. This increase is primarily related to increases in rent, utility and other expenses associated with restaurants opened by the Company in 2003.

General and Administrative Expenses

     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, increased to $2,189,000 during the first quarter of 2004 from $1,867,000 during the corresponding period of 2003. This increase was due principally to increases in salary expense, including salaries for additional operations supervisory personnel added in connection with the Company’s growth, and other personnel related expenses, including higher management relocation costs, and higher corporate governance related expenses. The 2004 quarter also included $77,000 of non-cash compensation expense related to an option grant accounted for as a variable stock option award. As a percentage of net sales, general and administrative expenses were 7.1% for the first quarter of both 2003 and 2004, as the impact of a higher sales base in the first quarter of 2004 offset the increase in general and administrative expenses.

Pre-Opening Expense

     Pre-opening expenses are expensed as incurred. During the first quarter of 2003, $271,000 of pre-opening expense was incurred in connection with a new restaurant opened in March of 2003. No pre-opening expenses were incurred for the first quarter of 2004 because no new restaurants were opened or under development during that period.

Other Income (Expense)

     Net interest expense did not change significantly in the first quarter of 2004 compared to the corresponding quarter of 2003, as a reduction in interest expense in 2004 resulting from the retirement of the Company’s remaining convertible subordinated debentures in June of 2003 was largely offset by a reduction in capitalized interest costs and lower interest income due to lower levels of invested funds.

Income Taxes

     The Company’s provisions for income taxes for the first quarters of 2004 and 2003 are based on estimated effective annual income tax rates which include estimates of both federal alternative minimum tax (AMT) and state income taxes payable. Estimated federal AMT included in the tax rate calculation is computed by applying the AMT rate to the Company’s estimated pre-tax accounting income for the year after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income. Changes in these annual estimates and/or future changes in the valuation allowance maintained by the Company on its deferred tax assets can cause volatility in the Company’s estimated effective tax rate from quarter to quarter, particularly at the Company’s current level of estimated pre-tax income.

     Because of current AMT regulations, the Company is presently unable to take full advantage of certain tax carryforward benefits it has accumulated. Also, because the Company maintains a partial valuation allowance on its deferred tax assets, no direct benefit is recognized in the income tax provisions with respect to the AMT credit carryforwards or other tax assets generated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting required debt service obligations. The Company has met its capital needs and maintained liquidity in recent years primarily by use of cash flow from operations, use of bank lines of credit, and through proceeds received in 2002 from a mortgage loan.

     The Company had cash flow from operations totaling $1,262,000 and $243,000 during the first quarters of 2004 and 2003, respectively. Cash and cash equivalents decreased from $10,525,000 at year end 2002 to $3,283,000 at March 30, 2003, primarily due to the Company’s redemption of $4,000,000 in Convertible Subordinated Debentures and the funding of costs associated with the construction of a new restaurant which opened in March 2003.

     In May of 2003, the Company entered into a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line, which restricts additional borrowing outside of the line, is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $486,000 at December 28, 2003. There were no borrowings under the line as of March 28, 2004.

     Management believes that cash flow from operations combined with the credit available under the line of credit agreement will be adequate to meet its financing needs for 2004 and that its conservative long-term growth plan of one to two restaurants per year will not be constrained due to lack of capital resources. However, to supplement these sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.

     The Company currently does not plan to open any new restaurants in 2004. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. Management estimates that capital expenditures for existing restaurants will be approximately $2.5 million for 2004, net of the landlord’s contribution of approximately $500,000 received in the first quarter of 2004 for tenant improvements for a new restaurant opened in the fourth quarter of 2003. Capital expenditure for the development of new restaurants, including any purchase of property and/or construction of restaurants, are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the amounts above.

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

     While a working capital deficit of $4,013,000 was present as of March 28, 2004, the Company does not believe this deficit impairs the overall financial condition of the Company because certain of the Company’s expenses, particularly depreciation and amortization, do not require current outlays of cash. Also, requirements for funding accounts receivable and inventories are relatively insignificant, so that virtually all cash generated by operations is available to meet current obligations. Further, the Company’s current obligations for repayment of long-term debt are now significantly less than in previous years due to the replacement of previous debt agreements with a 20 year fixed rate financing arrangement.

     As of May 14, 2004, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, the Company routinely executes contractual agreements for cleaning services, linen usage, trash removal and similar type services. Whenever possible, these agreements are limited to a term of one year or less and often contain a provision allowing the Company to terminate the agreement upon providing a 30 day written notice. Subsequent to December 28, 2003, certain agreements of the nature described above were executed by the Company. None of them, individually or collectively, would be considered material to the Company’s financial position or results of operations in the event of termination prior to the scheduled term.

     The following agreements represent contractual obligations entered into during the first quarter of 2004 that are considered significant to the Company:

Long-term Debt: In January 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009.

Purchase Obligations: The Company’s annual beef pricing agreement was renewed effective March 8, 2004. Under terms of the agreement, if the Company’s supplier has contracted for specific products, the Company is obligated to purchase such products. As of March 28, 2004, the Company’s supplier was under contract to purchase approximately $8.3 million of beef related to the Company’s annual pricing agreement which expires March 7, 2005.

     In January 2004, the Company executed an agreement for a term of five years which obligates the Company to spend approximately $400,000 annually on food products.

     Other Long-term Obligations: Effective January 1, 2004, the Company’s other long-term obligations increased by $127,000.

     Aside from the items referenced above, there were no other material contractual obligations incurred during the quarter ended March 28, 2004.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of March 28, 2004, is as follows:

Wendy’s restaurants – (39 leases)	$6,400,000
Mrs. Winner’s Chicken & Biscuits restaurants (29 leases)	3,300,000

Total contingent liability to assigned leases	$9,700,000

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

Due to losses incurred by the Company from 1997 through 1999 and because a significant portion of the Company’s costs are fixed or semi-fixed in nature, management was unable to conclude from 1997 through 2001 that it was more likely than not that its existing deferred tax assets would be realized; therefore, the Company maintained a valuation allowance for 100% of its deferred tax assets, net of deferred tax liabilities, for those years.

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company had recorded significant increases in operating income in four of the five years from 1998 to 2002 and had reached a size and experience level which management believed made it less likely that an unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense. Management completed a similar assessment in 2003 and concluded that the valuation allowance should be reduced by an additional $1,475,000. As a result, the beginning of the year valuation allowance was reduced by that amount in the fourth quarter of 2003, with a corresponding credit to deferred income tax expense.

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

The Company will continue to evaluate the likelihood of realization of its net deferred tax assets and upon reaching any different conclusion as to the appropriate carrying value of these assets, management will adjust them to their estimated net realizable value. Any such revisions to the estimated net realizable value of the net deferred tax assets could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized. Management currently anticipates continuing to perform its most intensive assessment of the realizability of the Company’s deferred tax assets during the fourth quarter in connection with the Company’s annual budgeting process. Management believes this is most consistent with the earnings forecast model it uses to estimate the amount of deferred tax assets that are more likely than not to be realized.

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

     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

RISK FACTORS

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates 27 J. Alexander’s restaurants, of which five have been open for less than three years. Because of the Company’s relatively small J. Alexander’s restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

     Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Revenues and Operating Results. Weak general economic conditions could decrease discretionary spending by consumers and could impact the frequency with which the Company’s customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company’s revenues. Additionally, possible future terrorist attacks and other military conflict could lead to a weakening of the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company’s customers could have an adverse effect on revenues and operating results.

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

     Changes In Food Costs or Product Availability Could Negatively Impact The Company’s Revenues and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. The Company has experienced rising food costs in recent periods and expects the trend to continue. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. Additional factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s revenues and results of operations.

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

     Government Regulation and Licensing May Delay New Restaurant Openings or Affect Operations. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander’s restaurant would adversely affect the revenues for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes. If the Company experiences difficulties in obtaining or fails to obtain required licensing or other regulatory approvals, this delay or failure could delay or prevent the opening of a new J. Alexander’s restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the restaurant.

     Future Changes in Financial Accounting Standards May Cause Adverse Unexpected Operating Results and Affect the Company’s Reported Results of Operations. A change in accounting standards can have a significant effect on the Company’s reported results and may affect the reporting of transactions completed before the change is effective. As an example, changes have recently been proposed to the accounting model for stock-based compensation. If adopted, the Company would recognize compensation expense in the statement of income for employee stock options using the fair value method, which could have a significant negative effect on the Company’s reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to the existing rules or differing interpretations with respect to the Company’s current practices may adversely affect its reported financial results.

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

FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company’s ability to increase sales in certain of its restaurants; the number and timing of new restaurant openings; the Company’s ability to recruit and train qualified restaurant management personnel; competition within the casual dining industry, which is very intense; changes in business and economic conditions, including rising food costs; changes in consumer tastes and consumer spending; and government regulations. See “Risk Factors” included in this report for a description of a number of risks and uncertainties which could affect actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

     As set forth in the Company’s Form 8-A/A, filed on May 14, 2004, effective May 14, 2004, the Company’s Board of Directors amended the existing shareholder rights plan by extending the final expiration date to May 16, 2009.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 4(a)	Amendment to Rights Agreement dated May 14, 2004, by and between the Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A dated May 14, 2004, is incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On February 24, 2004, the Company filed a Form 8-K under Items 9 and 12 related to its press release announcing its financial results for the year and fourth quarter ended December 28, 2003, and announcing the election of Joe N. Steakley as a Board member of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: May 17, 2004	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2004	/s/ R. Gregory Lewis

R. Gregory Lewis
Vice President and Chief Financial Officer
(Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

INDEX TO EXHIBIT

Exhibit No.

Exhibit 4(a)	Amendment to Rights Agreement dated May 14, 2004, by and between the Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A dated May 14, 2004, is incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.