Form 10-Q
period 2004-06-27
ALEXANDERS J CORP
filed 2004-08-11
CIK 103884

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 27, 2004

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

Yes [  ] No [X]

     Common Stock Outstanding – 6,450,432 shares at August 11, 2004.

Page 1 of 28 pages.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amount)

	June 27	December 28
	2004	2003
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,605	$1,635
Accounts and notes receivable	68	589
Inventories	1,099	1,068
Deferred income taxes	791	791
Prepaid expenses and other current assets	1,168	1,050

TOTAL CURRENT ASSETS	6,731	5,133
OTHER ASSETS	1,091	1,009
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $31,882 and $29,931 at June 27, 2004, and December 28, 2003, respectively	72,673	73,613
DEFERRED INCOME TAXES	1,884	1,884
DEFERRED CHARGES, less amortization	832	898

	$83,211	$82,537

	June 27	December 28
	2004	2003
	(Unaudited)	(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,484	$3,194
Accrued expenses and other current liabilities	4,566	4,177
Unearned revenue	2,044	2,871
Current portion of long-term debt and obligations under capital leases	780	649

TOTAL CURRENT LIABILITIES	9,874	10,891
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	24,404	24,642
OTHER LONG-TERM LIABILITIES	2,895	2,572
STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,447,432 and 6,432,718 shares at June 27, 2004, and December 28, 2003, respectively	323	322
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,252	34,197
Retained earnings	12,331	10,807

	46,906	45,326
Note receivable — Employee Stock Ownership Plan	(370)	(370)
Employee notes receivable – 1999 Loan Program	(498)	(524)

TOTAL STOCKHOLDERS’ EQUITY	46,038	44,432

	$83,211	$82,537

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
		(Restated)		(Restated)
Net sales	$29,847	$26,415	$60,636	$52,865
Costs and expenses:
Cost of sales	10,194	8,512	20,395	16,927
Restaurant labor and related costs	9,318	8,661	18,986	17,232
Depreciation and amortization of restaurant property and equipment	1,153	1,077	2,298	2,136
Other operating expenses	5,597	4,767	11,228	9,518

Total restaurant operating expenses	26,262	23,017	52,907	45,813
General and administrative expenses	2,177	2,175	4,366	4,042
Pre-opening expense	—	19	—	290

Operating income	1,408	1,204	3,363	2,720
Other income (expense):
Interest expense, net	(527)	(539)	(1,056)	(1,094)
Other, net	(44)	(18)	(63)	(37)

Total other expense	(571)	(557)	(1,119)	(1,131)

Income before income taxes	837	647	2,244	1,589
Income tax provision	(261)	(254)	(720)	(565)

Net income	$576	$393	$1,524	$1,024

Earnings per share:
Basic earnings per share	$.09	$.06	$.24	$.16

Diluted earnings per share	$.09	$.06	$.22	$.15

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	June 27	June 29
	2004	2003
Net cash provided by operating activities	$3,190	$2,393
Net cash used by investing activities:
Purchase of property and equipment	(1,112)	(4,351)
Other investing activities	(65)	(70)

	(1,177)	(4,421)
Net cash (used) provided by financing activities:
Payments on debt and obligations under capital leases	(371)	(6,516)
Proceeds from equipment financing note	750	—
Proceeds under bank line of credit agreement	408	400
Payments under bank line of credit agreement	(894)	(200)
Common stock repurchased	—	(848)
Reduction of employee notes receivable – 1999 Loan Program	26	158
Other	38	88

	(43)	(6,918)
Increase (decrease) in cash and cash equivalents	1,970	(8,946)
Cash and cash equivalents at beginning of period	1,635	10,525

Cash and cash equivalents at end of period	$3,605	$1,579

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2004 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 27, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) annual report on Form 10-K/A for the fiscal year ended December 28, 2003.

     The accompanying condensed consolidated balance sheet at December 28, 2003 has been restated to reflect an increase in additional paid-in capital and a decrease in retained earnings of $552,000 due to a determination by the Company in 2004 that a stock option grant, which previously had been accounted for as a fixed award, should have been accounted for as a variable award. The accompanying condensed consolidated statements of income for the second quarter and six months ended June 29, 2003 have been restated to reflect $122,000 of additional general and administrative expense, and a corresponding decrease of $122,000 in net income, related to this option grant. Diluted earnings per share were reduced by $.02 for both the second quarter and the first six months of 2003 as a result of the non-cash compensation expense associated with this option grant. There was no impact on the condensed consolidated statement of cash flows for the six months ended June 29, 2003 as a result of this change.

     Net income and comprehensive income are the same for all periods presented.

NOTE B — EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
(In thousands, except per share amounts)		(Restated)		(Restated)
Numerator:
Net income (numerator for basic earnings per share)	$576	$393	$1,524	$1,024
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$576	$393	$1,524	$1,024

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
(In thousands, except per share amounts)		(Restated)		(Restated)
Denominator:
Weighted average shares (denominator for basic earnings per share)	6,443	6,471	6,440	6,544
Effect of dilutive securities:
Employee stock options	333	74	349	80

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,776	6,545	6,789	6,624

Basic earnings per share	$.09	$.06	$.24	$.16

Diluted earnings per share	$.09	$.06	$.22	$.15

     In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended June 27, 2004, options to purchase 128,000 shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2003, options to purchase 421,000 shares of common stock were similarly excluded from the computation of diluted earnings per share.

     For the six months ended June 27, 2004 and June 29, 2003, respectively, options to purchase 107,000 and 422,000 shares of common stock were excluded from the diluted earnings per share calculation.

NOTE C – INCOME TAXES

     The Company’s provisions for income taxes for the second quarters and first six months are based on estimated effective annual income tax rates which include estimates of both federal alternative minimum tax (AMT) and state income taxes payable. Estimated federal AMT included in the tax rate calculation is computed by applying the AMT rate to the Company’s estimated pre-tax accounting income for the year after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income.

     Because of current AMT regulations, the Company is presently unable to take full advantage of certain tax carryforward benefits it has accumulated. Also, because the Company maintains a valuation allowance on a portion of its deferred tax assets, no direct benefit is recognized in the income tax provisions with respect to the AMT credit carryforwards or other tax assets generated.

     The Company’s federal income tax returns for fiscal years 2001 and 2002 are currently under examination by the Internal Revenue Service. Any adjustments resulting from this examination are not expected to have a material effect on the Company’s consolidated financial condition.

NOTE D – LONG-TERM DEBT

     In January 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.

NOTE E – STOCK BASED COMPENSATION

     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award included a provision whereby the exercise price increased annually as long as the option remained unexercised. This option grant was accounted for as a variable stock option award through May 25, 2004 (see Note A). On that date, the Company’s board of directors fixed the option’s exercise price at $3.94. As a result, under current accounting rules, the grant will be accounted for as a fixed plan award, and no additional compensation expense will be recognized with respect to this option grant. Compensation expense included a credit of $59,000 associated with this option grant for the second quarter of 2004 and $18,000 of expense for the first six months of 2004 compared to $122,000 of compensation expense during the second quarter and first six months of 2003.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
(In thousands, except per share amounts)		(Restated)		(Restated)
Net income, as reported	$576	$393	$1,524	$1,024
Deduct: Compensation expense related to variable stock option award, net of related tax effects	(59)	122	18	122
Add: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(21)	(28)	(51)	(60)

Pro forma net income	$496	$487	$1,491	$1,086

Net income per share:
Basic, as reported	$.09	$.06	$.24	$.16
Basic, pro forma	$.08	$.08	$.23	$.17
Diluted, as reported	$.09	$.06	$.22	$.15
Diluted, pro forma	$.07	$.07	$.22	$.16

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
(In thousands, except per share amounts)		(Restated)		(Restated)
Weighted average shares used in computation:
Basic	6,443	6,471	6,440	6,544
Diluted	6,776	6,545	6,789	6,624

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

NOTE F – COMMITMENTS AND CONTINGENCIES

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to twelve years. The total estimated amount of lease payments remaining on these 28 individual leases at June 27, 2004 was approximately $4.6 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 29 individual leases at June 27, 2004, was approximately $3.2 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of June 27, 2004, was approximately $1.6 million.

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

NOTE G – SHAREHOLDER RIGHTS PLAN

     Effective May 12, 2004, the Company’s Board of Directors amended the Company’s existing shareholder rights plan by extending the final expiration date to May 16, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu designed to appeal to a wide variety of tastes. Special emphasis is placed on high quality food, professional service and attractive ambiance. At June 27, 2004, the Company owned and operated 27 J. Alexander’s restaurants in 12 states.

     The Company experienced strong same store sales increases during the first half of 2004, with weekly average same store sales increasing for the second quarter and first six months of the year by 7.8% and 8.0%, respectively, over the same periods of the previous year. Management attributes these increases to continued emphasis on providing high quality food and professional service and to a generally favorable economic and restaurant industry environment. The effect of menu price increases and an increase in the average check per guest also contributed to the increases, particularly in the second quarter. Guest counts also increased during both the second quarter and first six months of 2004 compared to the same periods of 2003, but with the rate of growth slowing somewhat during the second quarter.

     The Company continued to experience significantly higher input costs for food during the first half of 2004 due to significant increases in input costs in virtually all categories of food purchases. The Company did not increase menu prices significantly during 2003. However, in order to offset at least a portion of the cost of sales increases the Company is experiencing, menu prices were increased by approximately 3% in March of 2004 and by approximately 1.5% in the second quarter of 2004. While some moderation in dairy and poultry prices is expected during the last half of 2004, management expects input costs for many major food items purchased by the Company to remain significantly higher than in the last half of 2003. Management is considering additional menu price increases to further offset the effect of higher food costs, but does not plan to be overly aggressive in increasing prices as long as sales trends remain strong and margin dollars from higher sales levels are offsetting the higher cost of sales. Same store sales increases subsequent to the second quarter have remained strong and the outlook for continued improvement in sales remains generally favorable. However, there can be no assurance that these trends will continue or that sales and guest counts will not be negatively affected by menu price increases or other factors.

     Sales of the Company’s two newest restaurants opened in the fourth quarter of 2003 continue to fall considerably below expectations and, as a result, each posted significant operating losses for each of the first two quarters of 2004. Operating results for these restaurants are not expected to improve appreciably until their sales increase significantly. While management is confident in its ability to build sales in these locations over time, as has generally been the case with the Company’s other low volume locations, its current expectation is that this will be a very slow process for these restaurants. While no new restaurants are currently under construction or planned to open in 2004, the Company generally intends to maintain a new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in all of its restaurants while maintaining its pursuit of operational excellence.

     Income before income tax increased by $190,000 for the second quarter of 2004 and by $655,000 for the first six months compared to the same periods of 2003. Net income increased by $183,000 for the second quarter and by $500,000 for the first six months of 2004 compared to the corresponding 2003 periods. Compensation expense recognized in connection with a stock option grant discussed under general and administrative expenses below was $181,000 less for the second quarter and $104,000 less for the first six months of 2004 than for the corresponding periods of 2003. Also, a reduction in pre-opening expense contributed to the increase in income before income taxes for the first six months of 2004 as the Company had no pre-opening expense in 2004 while incurring $290,000 of pre-opening expense in the first half of 2003.

     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	34.2	32.2	33.6	32.0
Restaurant labor and related costs	31.2	32.8	31.3	32.6
Depreciation and amortization of restaurant property and equipment	3.9	4.1	3.8	4.0
Other operating expenses	18.8	18.0	18.5	18.0

Total restaurant operating expenses	88.0	87.1	87.3	86.7
General and administrative expenses	7.3	8.2	7.2	7.6
Pre-opening expense	—	0.1	—	0.5

Operating income	4.7	4.6	5.5	5.1
Other income (expense):
Interest expense, net	(1.8)	(2.0)	(1.7)	(2.1)
Other, net	(0.1)	(0.1)	(0.1)	(0.1)

Total other expense	(1.9)	(2.1)	(1.8)	(2.1)

Income before income taxes	2.8	2.4	3.7	3.0
Income tax provision	(0.9)	(1.0)	(1.2)	(1.1)

Net income	1.9%	1.5%	2.5%	1.9%

Note: Certain percentage totals do not sum due to rounding.

	Quarter Ended		Six Months Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
		(Restated)		(Restated)
Restaurants open at end of period	27	25
Weighted average weekly sales per restaurant:
All restaurants	$84,800	$81,000	$86,100	$82,200
Same store restaurants	$87,400	$81,100	$88,900	$82,300

Net Sales

     Net sales increased by $3,432,000, or 13.0%, and $7,771,000, or 14.7%, for the second quarter and first six months of 2004, respectively, as compared to the same periods of 2003. These increases were attributable to three new restaurants opened in 2003 and to sales increases within the Company’s same store restaurant base.

     Same store sales on a base of 24 restaurants averaged $87,400 and $88,900 per week during the second quarter and six months ended June 27, 2004, representing increases of 7.8% and 8.0% compared to the same periods of 2003. The Company’s weighted average weekly sales per restaurant are computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at the weekly average sales per restaurant. Days on which restaurants are closed for business for any reason, other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day, are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months.

     Management estimates the average check per guest, excluding alcoholic beverage sales, was approximately $16.75 and $16.55 for the second quarter and first six months of 2004. These amounts represent increases of approximately 5.6% and 4% over the same periods of the prior year. Management estimates that menu prices were approximately 5.2% and 3.6% higher for the second quarter and first six months of 2004 than for the same periods in 2003. The Company estimates that customer traffic (guest counts) on a same store basis increased by approximately 1.2% and 3.0% during the second quarter and first six months of 2004, respectively, compared to the corresponding periods of 2003.

Costs and Expenses

     Total restaurant operating expenses increased to 88.0% and 87.3% of sales for the second quarter and first six months of 2004 compared to 87.1% and 86.7% in the corresponding periods of 2003 as the operating efficiencies from higher same store sales levels were more than offset by the impact of higher cost of sales and the effect of operating losses experienced in the Company’s two newest restaurants opened in the fourth quarter of 2003.

     Cost of sales increased to 34.2% of sales in the second quarter of 2004 compared to 32.2% in the second quarter of 2003 and to 33.6% of sales in the first six months of 2004 from 32.0% in the corresponding period of 2003, as menu price increases did not offset, as a percentage of sales, significantly higher input costs associated with beef, poultry, dairy products and other food commodities. Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Due to higher prices in the beef market during 2003 and early 2004, prices under the Company’s most recent beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14% and are expected to increase the Company’s cost of sales by approximately $1.5 million during the twelve month term of the agreement.

     Restaurant labor and related costs decreased to 31.2% and 31.3% of sales during the second quarter and first six months of 2004 from 32.8% and 32.6% of sales during the same periods of 2003 due to labor efficiencies achieved at higher same store sales levels, which more than offset higher labor costs in new restaurants.

     Depreciation and amortization of restaurant property and equipment as a percentage of sales decreased for the 2004 periods primarily due to the effect of higher same store sales volumes and a reduction in depreciation expense due to assets which became fully depreciated. These decreases more than offset the effect of higher depreciation expense on the new, lower volume locations opened in the fourth quarter of 2003.

     Other operating expenses increased to 18.8% and 18.5% of sales during the second quarter and first six months of 2004 from 18.0% of sales during the same periods of 2003. These increases were primarily related to increases in rent and other expenses associated with restaurants opened by the Company in 2003.

General and Administrative Expenses

     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, were approximately the same in the second quarter of 2004 as in the second quarter of 2003. General and administrative expenses increased to $4,366,000 during the first six months of 2004 from $4,042,000 during the corresponding period of 2003.

     General and administrative expenses for the second quarter and first six months of 2003 included $122,000 of non-cash compensation expense in connection with a stock option grant accounted for as a variable plan award. The exercise price of this option grant was fixed by the Company’s Board of Directors in May of 2004 and, as a result, the Company will not, under current accounting rules, recognize additional compensation expense with respect to this grant. Prior to the time the option price was fixed, the Company reduced compensation expense by $59,000 for the second quarter of 2004 and recognized compensation expense of $18,000 in the first six months of 2004 due to changes in the price of the Company’s common stock.

     General and administrative expenses for the second quarter and first six months of 2004 included increases, as compared to the same periods of 2003, in salary expense, including salaries for additional operations supervisory personnel added in connection with the Company’s growth, and other personnel related expenses, including higher health insurance costs and higher management relocation costs, and higher corporate governance and American Stock Exchange compliance related expenses. These increases were almost completely offset for the second quarter of 2004, and partially offset for the first six months of 2004, by lower compensation expense recognized in connection with the stock option discussed above and costs related to the separation from the Company of a corporate executive which were included in 2003 general and administrative expenses.

     As a percentage of sales, general and administrative expenses decreased to 7.3% for the second quarter of 2004 from 8.2% in the same period of 2003 and to 7.2% for the first six months of 2004 compared to 7.6% for the comparable period in 2003 due to a higher sales base.

Pre-Opening Expense

     Pre-opening costs are expensed as incurred. No pre-opening expenses were incurred for the 2004 periods because no new restaurants were opened or under development. During the first six months of 2003, $290,000 of pre-opening expense was incurred in connection with a new restaurant opened in March of 2003.

Other Income (Expense)

     Net interest expense did not change significantly during the 2004 periods compared to the corresponding periods of 2003, as a reduction in interest expense in 2004 resulting from the retirement of the Company’s remaining convertible subordinated debentures in June of 2003 was largely offset by a reduction in capitalized interest costs and lower interest income due to lower levels of invested funds.

Income Taxes

     The Company’s provisions for income taxes for the 2004 and 2003 periods include estimates of federal alternative minimum tax (AMT) and state income taxes payable. The Company computes federal AMT by applying the AMT rate to the Company’s pre-tax accounting income after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income. Changes in these annual estimates and/or future changes in the valuation allowance maintained by the Company on its deferred tax assets can cause volatility in the Company’s estimated effective tax rate from quarter to quarter, particularly at the Company’s current level of estimated pre-tax income.

     Because of current AMT regulations, the Company is presently unable to take full advantage of certain tax carryforward benefits it has accumulated. Also, because the Company maintains a valuation allowance on a portion of its deferred tax assets, no direct benefit is recognized in the income tax provisions with respect to the AMT credit carryforwards or other tax assets generated.

     The Company’s federal income tax returns for fiscal years 2001 and 2002 are currently under examination by the Internal Revenue Service. Any adjustments resulting from this examination are not expected to have a material effect on the Company’s consolidated financial condition.

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

     The Company had cash flow from operations totaling $3,190,000 and $2,393,000 during the first six months of 2004 and 2003, respectively. Cash and cash equivalents increased to $3,605,000 at June 27, 2004 from $1,635,000 at year end 2003.

     In May of 2003, the Company entered into a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line, which restricts additional borrowing outside of the line, is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $486,000 at December 28, 2003. There were no borrowings under the line as of June 27, 2004.

     Management believes that current cash balances combined with cash flow from operations and credit available under the line of credit agreement will be adequate to meet its financing needs for 2004 and that its conservative long-term growth plan of one to two restaurants per year will not be constrained due to lack of capital resources. However, to supplement these sources of capital and provide additional funds for future growth, the Company completed a $750,000 five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.

     The Company currently does not plan to open any new restaurants in 2004. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. Management estimates that capital expenditures for existing restaurants and other corporate needs will be approximately $2,200,000 for 2004, net of a landlord’s contribution of approximately $500,000 received in the first quarter of 2004 for tenant improvements for a new restaurant opened in the fourth quarter of 2003. Capital expenditures for the development of new restaurants, including any purchase of property and/or construction of restaurants, are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the amounts above.

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

     While a working capital deficit of $3,143,000 was present as of June 27, 2004, the Company does not believe this deficit impairs the overall financial condition of the Company. As requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. Further, the Company’s current obligations for repayment of long-term debt are now significantly less than in previous years due to the replacement of previous debt agreements with a 20 year fixed rate financing arrangement.

     As of August 11, 2004, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, the Company routinely executes contractual agreements for cleaning services, linen usage, trash removal and similar type services. Whenever possible, these agreements are limited to a term of one year or less and often contain a provision allowing the Company to terminate the agreement upon providing a 30 day written notice. Subsequent to December 28, 2003, there have been a number of agreements of the nature described above executed by the Company. None of them, individually or collectively, would be considered material to the Company’s financial position or results of operations in the event of termination prior to the scheduled term.

     The following agreements represent contractual obligations entered into during the first six months of 2004 that are considered significant to the Company:

     Long-term Debt: In January 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009.

     Purchase Obligations: The Company’s annual beef pricing agreement was renewed effective March 8, 2004. Under terms of the agreement, if the Company’s supplier has contracted for specific products, the Company is obligated to purchase such products. As of June 27, 2004, the Company’s supplier was under contract to purchase approximately $7.0 million of beef related to the Company’s annual pricing agreement which expires March 7, 2005.

     In January 2004, the Company executed an agreement for a term of five years which obligates the Company to spend approximately $400,000 annually on food products.

     Other Long-term Obligations: Effective January 1, 2004, the Company’s obligations under its Salary Continuation Plan increased $127,000.

     Aside from the items referenced above, there were no other material contractual obligations incurred during the six months ended June 27, 2004.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of June 27, 2004, is as follows:

Wendy’s restaurants – (39 leases)	$6,200,000
Mrs. Winner’s Chicken & Biscuits restaurants (29 leases)	3,200,000

Total contingent liability to assigned leases	$9,400,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, property and equipment, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles.

RISK FACTORS

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.

     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s. As a result, costs incurred related to the opening, operation and promotion of these new restaurants may be greater than those incurred in other areas. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-seven J. Alexander’s restaurants, of which five have been open for less than three years. Because of the Company’s relatively small J. Alexander’s restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

     Changes in General Economic and Political Conditions Affect Consumer Spending and May Harm Revenues and Operating Results. Weak general economic conditions could decrease discretionary spending by consumers and could impact the frequency with which the Company’s customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing the Company’s net sales. Additionally, possible future terrorist attacks and other military conflict could lead to a weakening of the economy. Adverse economic conditions and any related decrease in discretionary spending by the Company’s customers could have an adverse effect on net sales and operating results.

     The Company’s Operating Strategy is Dependent on Providing Exceptional Food Quality and Outstanding Service. The Company’s success depends largely upon its ability to attract, train, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers who can meet the high standards necessary to deliver the levels of food quality and service on which the J. Alexander’s concept is based. Qualified individuals of the caliber and number needed to fill these positions are in short supply in some areas and competition for qualified employees could require the Company to pay higher wages to attract sufficient employees. Also, increases in employee turnover could have an adverse effect on food quality and guest service resulting in an adverse effect on net sales and results of operations.

     Significant Capital is Required to Develop New Restaurants. The Company’s capital investment in its restaurants is relatively high as compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company has typically required capital beyond the cash flow provided from operations in order to expand, resulting in a significant amount of long-term debt and interest expense.

     Changes In Food Costs and Product Availability Could Negatively Impact The Company’s Net Sales and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. The Company has experienced rising food costs in recent periods and expects the trend to continue. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. Additional factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations.

     Litigation Could Have a Material Adverse Effect on the Company’s Business. From time to time the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage discrimination, harassment or wrongful termination. Any claims may be expensive to defend and could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a materially adverse effect on the Company’s business.

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

     Nutrition and Health Concerns Could Have an Adverse Effect on the Company. Nutrition and health concerns are receiving increased attention from the media and government as well as from the health and academic communities. Food served by restaurants has sometimes been suggested as the cause of obesity and related health disorders. Certain restaurant foods have also been argued to be unsafe because of possible allergic reactions to them which may be experienced by guests, or because of alleged high toxin levels. Some restaurant companies have been the target of consumer lawsuits, including class action suits, claiming that the restaurants were liable for health problems experienced by their guests. Continued focus on these concerns by activist groups could result in a perception by consumers that food served in restaurants is unhealthy, or unsafe, and is the cause of a significant health crisis. Additional food labeling and disclosures could also be mandated by government regulators. Adverse publicity, the cost of any litigation against the Company, and the cost of compliance with new regulations related to food nutritional and safety concerns could have an adverse effect on the Company’s net sales and operating costs.

The Company’s Current Insurance Policies May Not Provide Adequate Levels of Coverage Against All Claims. The Company currently maintains insurance coverage that management believes is customary for businesses of its size and type. However, there are types of losses the Company may incur that cannot be insured against or that management believes are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on the Company’s business and results of operations.

     Expanding the Company’s Restaurant Base By Opening New Restaurants in Existing Markets Could Reduce the Business of its Existing Restaurants. The Company’s growth strategy includes opening restaurants in markets in which it already has existing restaurants. The Company may be unable to attract enough guests to the new restaurants for them to operate at a profit. Even if enough guests are attracted to the new restaurants for them to operate at a profit, those guests may be former guests of one of the Company’s existing restaurants in that market and the opening of new restaurants in the existing market could reduce the net sales of its existing restaurants in that market.

     Government Regulation and Licensing May Delay New Restaurant Openings or Affect Operations. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander’s restaurant would adversely affect the net sales for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes. If the Company experiences difficulties in obtaining or fails to obtain required licensing or other regulatory approvals, this delay or failure could delay or prevent the opening of a new J. Alexander’s restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the restaurant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K/A for the year ended December 28, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

     As set forth in the Company’s Form 8-A/A, filed on May 14, 2004, effective May 14, 2004, the Company’s Board of Directors amended the existing shareholder rights plan, which provides for Series A junior preferred stock purchase rights attached to the Company’s common stock, by extending the final expiration date to May 16, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company was held on May 28, 2004.

(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)	At the Annual Meeting conducted May 28, 2004, the shareholders voted on the election of directors and on approval of the 2004 Equity Incentive Plan. A summary of the votes is as follows:

Directors:	For	Withhold Authority
Duncan	5,988,773	102,835
Fritts	6,008,163	83,445
Rector	6,014,959	76,649
Reed	6,002,123	89,485
Steakley	6,014,882	76,726
Stout	5,996,811	94,797

2004 Equity Incentive Plan:	For	Against	Abstain	Broker Non-Vote
	3,566,389	225,163	26,909	2,273,147

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	On April 26, 2004, the Company filed a Form 8-K under Items 4 and 7 related to its change in independent auditors for the fiscal year ending January 2, 2005.

(c)	On April 27, 2004, the Company filed a Form 8-K, furnishing information under Items 9 and 12 related to its press release announcing its preliminary financial results for the first quarter ended March 28, 2004.

(d)	On May 14, 2004, the Company filed a Form 8-K, furnishing information under Items 9 and 12 related to its press release announcing i) the extension of its shareholder rights plan to May 16, 2009, ii) that the Company has reviewed the appropriate accounting treatment for an outstanding stock option and iii) financial results for the first quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: August 11, 2004	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2004	/s/ R. Gregory Lewis

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