Form 10-Q
period 2004-09-30
ALEXANDERS J CORP
filed 2004-11-10
CIK 103884

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 26, 2004

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

Yes [  ]    No [X]

     Common Stock Outstanding — 6,453,199 shares at November 9, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	September 26	December 28
	2004	2003
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,487	$1,635
Accounts and notes receivable	57	589
Inventories	1,089	1,068
Deferred income taxes	791	791
Prepaid expenses and other current assets	817	1,050

TOTAL CURRENT ASSETS	6,241	5,133
OTHER ASSETS	1,089	1,009
PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $32,881 and $29,931 at September 26, 2004, and December 28, 2003, respectively	71,942	73,613
DEFERRED INCOME TAXES	1,884	1,884
DEFERRED CHARGES, less amortization	822	898

	$81,978	$82,537

	September 26	December 28
	2004	2003
		(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,162	$3,194
Accrued expenses and other current liabilities	3,638	4,177
Unearned revenue	1,868	2,871
Current portion of long-term debt and obligations under capital leases	774	649

TOTAL CURRENT LIABILITIES	8,442	10,891
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	24,215	24,642
OTHER LONG-TERM LIABILITIES	2,978	2,572
STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,453,199 and 6,432,718 shares at September 26, 2004, and December 28, 2003, respectively	323	322
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,265	34,197
Retained earnings	12,596	10,807

	47,184	45,326
Note receivable - Employee Stock Ownership Plan	(370)	(370)
Employee notes receivable - 1999 Loan Program	(471)	(524)

TOTAL STOCKHOLDERS’ EQUITY	46,343	44,432

	$81,978	$82,537

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
Net sales	$28,794	$25,832	$89,430	$78,697
Costs and expenses:
Cost of sales	9,742	8,418	30,137	25,345
Restaurant labor and related costs	9,374	8,519	28,360	25,751
Depreciation and amortization of restaurant property and equipment	1,162	1,065	3,460	3,201
Other operating expenses	5,662	4,814	16,890	14,332

Total restaurant operating expenses	25,940	22,816	78,847	68,629
General and administrative expenses	1,922	2,175	6,288	6,217
Pre-opening expense	—	236	—	526

Operating income	932	605	4,295	3,325
Other income (expense):
Interest expense, net	(518)	(500)	(1,574)	(1,594)
Other, net	(27)	18	(90)	(19)

Total other expense	(545)	(482)	(1,664)	(1,613)

Income before income taxes	387	123	2,631	1,712
Income tax (provision) benefit	(122)	55	(842)	(510)

Net income	$265	$178	$1,789	$1,202

Earnings per share:
Basic earnings per share	$.04	$.03	$.28	$.18

Diluted earnings per share	$.04	$.03	$.26	$.18

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	Sept. 26	Sept. 28
	2004	2003
Net cash provided by operating activities	$3,943	$3,309
Net cash used by investing activities:
Purchase of property and equipment	(1,824)	(6,279)
Other investing activities	(69)	(68)

	(1,893)	(6,347)
Net cash (used) provided by financing activities:
Payments on debt and obligations under capital leases	(566)	(6,647)
Proceeds from equipment financing note	750	—
Proceeds under bank line of credit agreement	408	3,200
Payments under bank line of credit agreement	(894)	(2,700)
Common stock repurchased	—	(848)
Reduction of employee notes receivable - 1999 Loan Program	53	158
Other	52	92

	(197)	(6,745)
Increase (decrease) in cash and cash equivalents	1,852	(9,783)
Cash and cash equivalents at beginning of period	1,635	10,525

Cash and cash equivalents at end of period	$3,487	$742

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$375	$1,020

Property and equipment obligations accrued at end of period	$55	$1,745

Additions to buildings and obligations under capital lease	$—	$375

See notes to condensed consolidated financial statements

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2004 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 26, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) annual report on Form 10-K/A for the fiscal year ended December 28, 2003.

     The accompanying condensed consolidated balance sheet at December 28, 2003 has been restated to reflect an increase in additional paid-in capital and a decrease in retained earnings of $552,000 due to a determination by the Company in 2004 that a stock option grant, which previously had been accounted for as a fixed award, should have been accounted for as a variable award. The accompanying condensed consolidated statements of income for the third quarter and nine months ended September 28, 2003 have been restated to reflect additional general and administrative expense of $207,000 and $329,000, respectively, with corresponding decreases in net income, related to this option grant. Diluted earnings per share were reduced by $.03 for the third quarter and by $.05 for the first nine months of 2003 as a result of the non-cash compensation expense associated with this option grant. There was no impact on the condensed consolidated statement of cash flows for the nine months ended September 28, 2003 as a result of this change.

     Net income and comprehensive income are the same for all periods presented.

NOTE B — EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
(In thousands, except per share amounts)
Numerator:
Net income (numerator for basic earnings per share)	$265	$178	$1,789	$1,202
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$265	$178	$1,789	$1,202

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
Denominator:
Weighted average shares (denominator for basic earnings per share	6,450	6,424	6,443	6,504
Effect of dilutive securities:
Employee stock options	326	208	341	123

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,776	6,632	6,784	6,627

Basic earnings per share	$.04	$.03	$.28	$.18

Diluted earnings per share	$.04	$.03	$.26	$.18

     In situations where the exercise price of outstanding employee stock options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. For the quarter ended September 26, 2004, options to purchase 149,000 shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2003, options to purchase 206,000 shares of common stock were similarly excluded from the computation of diluted earnings per share.

     For the nine months ended September 26, 2004 and September 28, 2003, respectively, options to purchase 128,000 and 350,000 shares of common stock were excluded from the diluted earnings per share calculation.

NOTE C — INCOME TAXES

     The Company’s provisions for income taxes for the third quarters and first nine months are based on estimated effective annual income tax rates which include estimates of both federal alternative minimum tax (AMT) and state income taxes payable. Estimated federal AMT included in the tax rate calculation is computed by applying the AMT rate to the Company’s estimated pre-tax accounting income for the year after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income.

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

NOTE D — LONG-TERM DEBT

     In January 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.

NOTE E — STOCK BASED COMPENSATION

     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award included a provision whereby the exercise price increased annually as long as the option remained unexercised (see Note A). The Company’s board of directors fixed the exercise price of this option at $3.94 on May 25, 2004. As a result, under current accounting rules, no additional compensation expense will be recognized with respect to this option grant. Compensation expense of $18,000 was recognized in connection with this option in the first nine months of 2004. Compensation expense of $207,000 was recognized for the third quarter of 2003 and $329,000 for the first nine months of 2003 in connection with the option.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
(In thousands, except per share amounts)
Net income, as reported	$265	$178	$1,789	$1,202
Add: Compensation expense related to variable stock option award, net of related tax effects	—	207	18	329
Deduct: Stock-based employee compensation expense determined under a fair value method for all awards, net of related tax effects	(31)	(29)	(82)	(66)

Pro forma net income	$234	$356	$1,725	$1,465

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income per share:
Basic, as reported	$.04	$.03	$.28	$.18
Basic, pro forma	$.04	$.06	$.27	$.23
Diluted, as reported	$.04	$.03	$.26	$.18
Diluted, pro forma	$.03	$.05	$.25	$.22
Weighted average shares used in computation:
Basic	6,450	6,424	6,443	6,504
Diluted	6,776	6,632	6,784	6,627

     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

NOTE F — COMMITMENTS AND CONTINGENCIES

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to twelve years. The total estimated amount of lease payments remaining on these 28 individual leases at September 26, 2004 was approximately $4.4 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 29 individual leases at September 26, 2004, was approximately $3.3 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 individual leases as of September 26, 2004, was approximately $1.5 million.

     In September of 2004, a lawsuit was filed in the U.S. District Court for the Middle District of Tennessee against the Company by the Equal Employment Opportunity Commission alleging that under Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 the Company engaged in unlawful employment practices in two of its restaurants by discriminating against male applicants who were denied employment as bartenders based upon their gender. The lawsuit seeks to compensate those applicants who were allegedly harmed by the Company’s practices, seeks injunctive relief against the Company to prevent it from engaging in such practices, and requests that the Company implement and carry out policies which provide equal employment opportunities for male applicants for employment so that the alleged unlawful employment practices would be eradicated. In October of 2004 suit was brought in the United States District Court for the Northern District of Georgia by a former employee of the Company who alleged violation of his civil rights under the Americans With Disabilities Act of 1990 (“ADA”) for failing to exercise reasonable accommodation for his disability, for terminating and retaliating against him because of his disability and because he exercised his rights under the ADA, and for disclosing his disabilities to others without his consent. The suit seeks compensation and punitive damages for the plaintiff in unspecified amounts, injunctive relief prohibiting the Company from engaging in disability discrimination under the ADA, and an order that the Company institute and carry out policies, practices and programs to provide equal employment opportunity. The Company denies all liability with respect to both of these claims, believes they are without merit and intends to defend them vigorously. The Company has not provided for any potential liability with respect to these claims and it does not currently believe they will have a material adverse effect on its financial condition. However, the Company could incur or accrue expenses relating to these matters which could materially adversely affect its results of operations and there exists the risk that an adverse judgment in these claims, the amount of which cannot be estimated, could have a material adverse effect on the Company’s financial condition or results of operations.

     In addition to the litigation described in the preceding paragraph, the Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such additional legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE G — SHAREHOLDER RIGHTS PLAN

     Effective May 12, 2004, the Company’s Board of Directors amended the Company’s existing shareholder rights plan by extending the final expiration date to May 16, 2009.

NOTE H — SUBSEQUENT EVENT

     In the fourth quarter of 2004, the Company received payment of $380,000 as settlement for the taking through condemnation proceedings initiated in 2001 of a portion of the property of one of its restaurant locations. A gain of approximately $117,000 will be recognized in the fourth quarter of 2004 in connection with this settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu designed to appeal to a wide variety of tastes. Special emphasis is placed on high quality food, professional service and attractive ambiance. At September 26, 2004, the Company owned and operated 27 J. Alexander’s restaurants in 12 states.

     Same store sales increase, which excludes the effect of newer restaurants, is a measure commonly used in the restaurant industry and one which the Company’s management believes is an important factor in assessing the performance of the Company’s restaurant operations. The Company experienced strong same store sales increases throughout the first nine months of 2004, with weekly average same store sales increasing for the third quarter and first nine months of the year by 7.2% and 7.7%, respectively, over the same periods of the previous year. Management attributes these increases to continued emphasis on providing high quality food and professional service, a generally favorable economic and restaurant industry environment and to the effect of menu price increases. Guest counts on a same store basis increased during the first six months of 2004 compared to the same period of 2003, but decreased somewhat in the third quarter.

     The Company continued to experience significantly higher costs for food during 2004 due to significant increases in input costs in virtually all categories of food purchases. The Company did not increase menu prices significantly during 2003. However, in order to offset at least a portion of the cost of sales increases the Company is experiencing, menu prices were increased by approximately 3% in March of 2004, by approximately 1.5% in the second quarter of 2004, and by less than 1% in the third quarter of 2004. While there was some moderation in dairy and poultry prices during the third quarter of 2004, management expects input costs for many major food items purchased by the Company to remain higher than in the fourth quarter of 2003. Management is considering additional menu price increases to further offset the effect of higher food costs, but remains sensitive to the possible effect of menu price increases on guest counts. Same store sales increases subsequent to the third quarter have remained positive and the outlook for continued improvement in sales remains generally favorable. However, guest counts on a same store basis remained down in October of 2004 compared to the same period of the previous year and there can be no assurance that this trend will not continue or worsen or that sales will not be negatively affected by menu price increases or other factors.

     Sales of the Company’s two newest restaurants opened in the fourth quarter of 2003 continue to fall considerably below expectations and, as a result, each posted significant operating losses for each of the first three quarters of 2004. Operating results for these restaurants are not expected to improve appreciably until their sales increase significantly. While management is confident in its ability to build sales in these locations over time, as has generally been the case with the Company’s other low volume locations, its current expectation is that this will be a slow process for these restaurants. While no new restaurants are currently under construction or planned to open in 2004, the Company generally intends to maintain a new restaurant development rate of one to two new restaurants per year to allow management to focus intently on improving sales and profits in all of its restaurants while maintaining its pursuit of operational excellence.

     Income before income taxes increased by $264,000 for the third quarter of 2004 and by $919,000 for the first nine months compared to the same periods of 2003. Net income increased by $87,000 for the third quarter and by $587,000 for the first nine months of 2004 compared to the corresponding 2003 periods. Compensation expense recognized in connection with a stock option grant discussed under general and administrative expenses below was $207,000 less for the third quarter and $311,000 less for the first nine months of 2004 than for the corresponding periods of 2003. Also, a reduction in pre-opening expenses aided the comparisons of income before income taxes as the Company incurred $236,000 and $526,000 of pre-opening expenses for the third quarter and first nine months of 2003, respectively, but had no pre-opening expense in 2004.

     The following table sets forth, for the periods indicated, (i) the percentages which the items in the Company’s Condensed Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.8	32.6	33.7	32.2
Restaurant labor and related costs	32.6	33.0	31.7	32.7
Depreciation and amortization of restaurant property and equipment	4.0	4.1	3.9	4.1
Other operating expenses	19.7	18.6	18.9	18.2

Total restaurant operating expenses	90.1	88.3	88.2	87.2
General and administrative expenses	6.7	8.4	7.0	7.9
Pre-opening expense	—	0.9	—	0.7

Operating income	3.2	2.3	4.8	4.2
Other income (expense):
Interest expense, net	(1.8)	(1.9)	(1.8)	(2.0)
Other, net	(0.1)	0.1	(0.1)	—

Total other expense	(1.9)	(1.9)	(1.9)	(2.0)

Income before income taxes	1.3	0.5	2.9	2.2
Income tax (provision) benefit	(0.4)	0.2	(0.9)	(0.6)

Net income	0.9%	0.7%	2.0%	1.5%

Note: Certain percentage totals do not sum due to rounding.

	Quarter Ended		Nine Months Ended
	Sept. 26	Sept. 28	Sept. 26	Sept. 28
	2004	2003	2004	2003
		(Restated)		(Restated)
Restaurants open at end of period	27	25
Weighted average weekly sales per restaurant:
All restaurants	$82,600	$79,500	$85,000	$81,300
Same store restaurants	$85,400	$79,700	$87,800	$81,500

Net Sales

     Net sales increased by $2,962,000, or 11.5%, and $10,733,000, or 13.6%, for the third quarter and first nine months of 2004, respectively, as compared to the same periods of 2003. These increases were attributable to three new restaurants opened in 2003 and to sales increases within the Company’s same store restaurant base. The Company estimates that approximately $300,000 in sales were lost in the third quarter of 2004 due to the hurricanes and severe weather which affected the Southeastern United States during that period.

     Same store sales on a base of 24 restaurants averaged $85,400 and $87,800 per week during the third quarter and nine months ended September 26, 2004, representing increases of 7.2% and 7.7% compared to the same periods of 2003. The Company’s weighted average weekly sales per restaurant are computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at the weekly average sales per restaurant. Days on which restaurants are closed for business for any reason, other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day of each year, are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Weighted average weekly sales per restaurant are lower than the same store weekly average per restaurant because of the effect of lower sales volumes of the Company’s newer restaurants on the weighted average. Same store sales increases computed without adjustment for the days the Company’s restaurants were closed in 2003 and 2004 were 6.3% and 7.5% for the third quarter and first nine months of 2004, respectively.

     Management estimates the average check per guest, excluding alcoholic beverage sales, was approximately $16.97 and $16.69 for the third quarter and first nine months of 2004, respectively. These amounts represent increases of approximately 7.5% and 5.2% over the same periods of the prior year. Management estimates that menu prices were approximately 6.0% and 4.4% higher for the third quarter and first nine months of 2004 than for the same periods in 2003. The Company estimates that customer traffic (guest counts) on a same store basis, as adjusted for days restaurants were closed, decreased by approximately 1.3% during the third quarter and increased during the first nine months of 2004 by approximately 1.7%, compared to the corresponding periods of 2003.

Costs and Expenses

     Total restaurant operating expenses increased to 90.1% and 88.2% of sales for the third quarter and first nine months of 2004 compared to 88.3% and 87.2% in the corresponding periods of

2003 due primarily to the impact of higher cost of sales and the effect of higher operating expense percentages experienced in the Company’s two newest restaurants opened in the fourth quarter of 2003.

     Cost of sales, which includes the cost of food and beverages, increased to 33.8% of sales in the third quarter of 2004 from 32.6% in the third quarter of 2003 and to 33.7% of sales in the first nine months of 2004 from 32.2% in the corresponding period of 2003, as menu price increases did not offset, as a percentage of sales, significantly higher input costs associated with beef, pork, poultry, dairy products and other food commodities. Beef purchases represent the largest component of the Company’s cost of sales, comprising approximately 28% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Due to higher prices in the beef market, prices under the Company’s current beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14%. These prices will remain in effect until March of 2005.

     Restaurant labor and related costs decreased to 32.6% and 31.7% of sales during the third quarter and first nine months of 2004 from 33.0% and 32.7% of sales during the same periods of 2003. Because of the nature of J. Alexander’s operations and the Company’s emphasis on providing high quality food and outstanding levels of service, much of the labor scheduled for overseeing restaurant operations, for preparing food, and for staffing the service areas of the restaurants is relatively fixed in nature within broad ranges of sales for each restaurant. As a result, increases in sales in the same store restaurant base in 2004 did not result in proportionate increases in labor costs and labor costs as a percentage of sales decreased. The effect of these decreases more than offset high labor costs in new restaurants. A decrease in group medical costs resulting from changes to the Company’s group medical plan also contributed to the decreases.

     Depreciation and amortization of restaurant property and equipment as a percentage of sales decreased for the 2004 periods primarily due to the effect of higher same store sales volumes which more than offset the effect of higher depreciation expense on the new, lower volume locations opened in the fourth quarter of 2003.

     Other operating expenses, which include restaurant level expenses such as supplies, repairs and maintenance, utilities, rent and credit card fees, increased to 19.7% and 18.9% of sales during the third quarter and first nine months of 2004 from 18.6% and 18.2% of sales during the same periods of 2003. These increases were primarily related to increases in rent and other expenses associated with restaurants opened by the Company in 2003. Higher credit card fees, repairs and maintenance expenditures, and linen costs also contributed to the increases.

General and Administrative Expenses

     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, decreased by $253,000 in the third quarter of 2004 and increased by $71,000 during the first nine months of 2004 compared to the same periods of 2003.

     General and administrative expenses for the third quarter and first nine months of 2003 included $207,000 and $329,000, respectively, of non-cash compensation expense recognized in connection with a stock option grant accounted for as a variable plan award. The exercise price of this option grant was fixed by the Company’s Board of Directors in May of 2004 and, as a result, the Company will not, under current accounting rules, recognize additional compensation expense with respect to the grant after that date. The Company recognized compensation expense of $18,000 in the first nine months of 2004 in connection with this option due to changes in the price of the Company’s common stock prior to the time the option price was fixed.

     The decrease in general and administrative expenses for the third quarter of 2004 was due primarily to the inclusion in 2003’s third quarter results of the compensation expense in connection with the stock option discussed above. General and administrative expenses for the first nine months of 2004 included increases, as compared to the same period of 2003, in salary expense, including salaries for additional operations supervisory personnel added in connection with the Company’s growth, and other personnel related expenses, including higher health insurance costs and higher management relocation costs, and higher corporate governance and American Stock Exchange compliance related expenses. These increases were partially offset by lower compensation expense recognized in connection with the stock option discussed above and the inclusion in 2003’s expenses of costs related to the separation from the Company of one of its corporate executives.

     As a percentage of sales, general and administrative expenses decreased to 6.7% for the third quarter of 2004 from 8.4% in the same period of 2003 and to 7.0% for the first nine months of 2004 compared to 7.9% for the comparable period in 2003.

Pre-Opening Expense

     Pre-opening costs are expensed as incurred. No pre-opening expenses were incurred for the 2004 periods because no new restaurants were opened or under development. Pre-opening expenses of $236,000 and $526,000 were incurred in the third quarter and first nine months of 2003, respectively, in connection with new restaurants opened in 2003.

Other Income (Expense)

     Net interest expense did not change significantly during the 2004 periods compared to the corresponding periods of 2003.

Income Taxes

     The Company’s provisions for income taxes for the 2004 and 2003 periods include the estimated effects of federal alternative minimum tax (AMT) and state income taxes payable. AMT is computed by applying the AMT rate to the Company’s pre-tax accounting income after adding back certain “tax preference” items, as well as certain permanent differences and timing differences in book and tax income. Changes in tax estimates and/or future changes in the valuation allowance maintained by the Company on its deferred tax assets can cause volatility in the Company’s estimated effective tax rate from quarter to quarter, particularly at the Company’s current level of estimated pre-tax income. The Company intends to further evaluate the valuation allowance maintained on its deferred tax assets at the end of fiscal year 2004 in conjunction with its preparation of its annual business plan and financial projections.

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

     The Company had cash flow from operations totaling $3,943,000 and $3,309,000 during the first nine months of 2004 and 2003, respectively. Cash and cash equivalents increased to $3,487,000 at September 26, 2004 from $1,635,000 at year end 2003.

     In May of 2003, the Company entered into a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line, which restricts additional borrowing outside of the line, is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $486,000 at December 28, 2003. There were no borrowings under the line as of September 26, 2004.

     Management believes that current cash balances combined with cash flow from operations and credit available under the line of credit agreement will be adequate to meet its financing needs for 2004 and that its long-term growth plan of one to two restaurants per year will not be constrained due to lack of capital resources. To supplement its capital resources and provide additional funds for future growth, the Company completed a $750,000 five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.

     The Company currently does not plan to open any new restaurants in 2004. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. Management estimates that capital expenditures for existing restaurants and other corporate needs will be approximately $2,300,000 for 2004, net of a landlord’s contribution of approximately $500,000 received in the first quarter of 2004 for tenant improvements for a new restaurant opened in the fourth quarter of 2003. Capital expenditures for the development of new restaurants, including any purchase of property and/or construction of restaurants, are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the amounts above.

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

     While a working capital deficit of $2,201,000 was present as of September 26, 2004, the Company does not believe this deficit impairs the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or cash equivalents at the time of sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

     Provisions of the Company’s mortgage loan agreement require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The Company’s secured bank line of credit requires that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 4.15 to 1. The bank loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement. The Company was in compliance with the financial covenants of its debt agreements as of September 26, 2004. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under these credit facilities could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

     As of November 10, 2004, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

     The following agreements represent contractual obligations entered into during the first nine months of 2004 that are considered significant to the Company:

Long-term Debt: In January 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009.

Purchase Obligations: The Company’s annual beef pricing agreement was renewed effective March 8, 2004. Under terms of the agreement, if the Company’s supplier has contracted for specific products, the Company is obligated to purchase such products. As of September 26, 2004, the Company’s supplier was under contract to purchase approximately $4.5 million of beef related to the Company’s annual pricing agreement which expires March 7, 2005.

     In January 2004, the Company executed an agreement for a term of five years which obligates the Company to spend approximately $400,000 annually on food products.

Other Long-term Obligations: Effective January 1, 2004, the Company’s obligations under its Salary Continuation Plan increased $127,000.

     Aside from the items referenced above, there were no other material contractual obligations incurred during the nine months ended September 26, 2004.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of September 26, 2004, is as follows:

Wendy’s restaurants – (39 leases)	$5,900,000
Mrs. Winner’s Chicken & Biscuits restaurants (29 leases)	3,300,000

Total contingent liability to assigned leases	$9,200,000

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

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company had recorded significant increases in operating income in four of the five years from 1998 to 2002 and had reached a size and experience level which management believed made it less likely that an unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense. Management completed a similar assessment in 2003 and concluded that the valuation allowance should be reduced by an additional $1,475,000. As a result, the beginning of the year valuation allowance was reduced by that amount in the fourth quarter of 2003, with a corresponding credit to deferred income tax expense. The valuation allowance at December 28, 2003 was $3,551,000.

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

Impairment of Long-Lived Assets: When events and circumstances indicate that long-lived assets — most typically assets associated with a specific restaurant — might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions, which are subject to a high degree of judgment, relative to the restaurant’s future period of operation, sales performance, cost of sales, labor and operating expenses. The resulting forecast of undiscounted cash flows represents management’s estimate based on both historical results and management’s expectation of future operations for that particular restaurant. To date, all of the Company’s long-lived assets have been determined to be recoverable based on management’s estimates of future cash flows.

Self Insurance Accrual: At September 26, 2004 and December 28, 2003, the Company’s accruals for self-insured group medical obligations totaled $92,000 and $127,000, respectively, and were included in the balance sheet caption “Accrued expenses and other current liabilities.” The liability for claims incurred but not paid, which includes claims incurred but not reported and claims reported but not paid, is an undiscounted amount calculated by applying a factor to the total of all claims incurred and paid during a particular calendar year. The factor is based primarily on the Company’s historical experience relative to actual claims paid in years following the year in which the claim was incurred.

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

FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Factors which could affect actual results include, but are not limited to, the Company’s ability to increase sales in certain of its restaurants, especially two of the newer restaurants that are not performing at satisfactory levels; changes in business or economic conditions, including rising food costs and product shortages; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by new restaurants opened by the Company with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in this report for a description of a number of risks and uncertainties which could affect actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K/A for the year ended December 28, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:

Exhibit 10.1	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan.

Exhibit 10.2	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan.

Exhibit 10.3	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Restated Audit Committee Charter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: November 10, 2004	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2004	/s/ R. Gregory Lewis

R. Gregory Lewis
Vice President and Chief Financial Officer
(Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.
Exhibit 10.1	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan.

Exhibit 10.2	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan.

Exhibit 10.3	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Restated Audit Committee Charter.