Form 10-K
period 2005-01-02
ALEXANDERS J CORP
filed 2005-04-15
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended January 2, 2005.

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

     Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of June 25, 2004, the last business day of the Company’s most recently completed second fiscal quarter, was $30,495,590, assuming that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.

     The number of shares of the Company’s Common Stock, $.05 par value, outstanding at April 14, 2005, was 6,461,532.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

     J. Alexander’s Corporation (the “Company”) was organized in 1971 and, as of January 2, 2005, operated as a proprietary concept 27 J. Alexander’s full-service, casual dining restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu that features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

     Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $6.95 to $27.00. The Company estimates that the average check per customer for fiscal 2004, excluding alcoholic beverages, was $16.83. J. Alexander’s net sales during fiscal 2004 were $122.9 million, of which alcoholic beverage sales accounted for approximately 16.7%.

     The Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in May 1991. Since that time, the Company opened two restaurants in 1992, two restaurants in 1994, four restaurants in 1995, five restaurants in 1996, four restaurants in 1997, two restaurants in 1998, one restaurant during each of 1999 and 2000, two restaurants in 2001 and three restaurants in 2003.

     Menu. The J. Alexander’s menu is designed to appeal to a wide variety of tastes and features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company’s commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. midwestern, corn-fed choice beef or higher, with a targeted aging of 18 to 35 days; and imported Italian pasta, topped with fresh grated parmesan cheese, is used. Emphasis on quality is present throughout the entire J. Alexander’s menu. Desserts such as chocolate cake and carrot cake are prepared in-house, and most restaurants bake featured croissants in-house as well.

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

     Each J. Alexander’s restaurant employs approximately 40 to 60 service personnel, 25 to 30 kitchen employees, 8 to 10 host persons and 6 to 8 pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander’s restaurants have a low table to server ratio, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary food in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company’s standards. Further, all members of the service staff are trained to know the Company’s product specifications and to alert management of any potential problems.

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

     The design of J. Alexander’s restaurant exteriors has evolved through the years, with the Company’s restaurants in Boca Raton, Florida, Atlanta, Georgia and Northbrook, Illinois maintaining a Wrightian architectural style which represents the most recent J. Alexander’s building design. These buildings feature a high central-barreled roof and exposed structural steel system over an open, symmetrical floor plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape.

     From 1996 through 2000, the Company’s building designs generally utilized craftsman-style architecture, which featured natural materials such as stone, wood and weathering copper, as well as a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Prior to 1996, the building style most frequently used by the Company was a “warehouse” style building which featured high ceilings, wooden trusses and exposed ductwork.

     Modifications to the more typical building designs have also been made as necessary to accommodate unique situations. For example, the Company’s newest restaurant, located in Chicago, Illinois, near Lincoln Park, is located in an upscale urban shopping district and prominently occupies approximately 7,500 square feet of a restored warehouse building. The J. Alexander’s restaurant located in Troy, Michigan is located inside the prestigious Somerset Collection Mall and features a very upscale, contemporary design developed specifically for that location. The Company’s Houston restaurant which opened in 2003 was previously operated by another full service, upscale casual dining concept and required minimal changes to the building’s exterior and interior finishes.

     The Company currently plans to open one new restaurant during 2005, located in Nashville, Tennessee. Capital expenditures for 2005 are estimated to total $7 million and include the new Nashville restaurant as well as additions and improvements to existing restaurants. Management is continually seeking locations for additional restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. If additional satisfactory locations are found and successfully negotiated any amounts expended in 2005 for development of such sites, which would represent late 2005 or 2006 openings, will be in addition to the amount discussed above. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a J. Alexander’s restaurant is currently approximately $3.4 to $4.1 million. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to find sites that are available for purchase and the Company has leased the sites for all but two of its restaurants opened since 1997. The cost of the two sites most recently purchased averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.25 to $2 million, and could exceed this range for exceptional properties.

     The Company currently plans to continue to open one to two new restaurants per year for the foreseeable future. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no current plans to franchise J. Alexander’s restaurants.

     The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander’s operations. Once a prospective site is identified and preliminary site analysis is performed and evaluated, members of the Company’s senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company believes that this site selection strategy results in quality restaurant locations, although results for the Company’s two newest restaurants opened in 2003 have been below management’s expectations.

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

PERSONNEL

     As of January 2, 2005, the Company employed approximately 2,650 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

     Alcoholic beverage control regulations require each of the Company’s J. Alexander’s restaurants to apply for and obtain from state and local authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant’s operations. In certain states, the Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the twelve states where J. Alexander’s operates, eleven have dram-shop statutes or recognize a cause of action for damages relating to sales of liquor to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit and a limit per “common cause” of $1 million as part of its comprehensive general liability insurance.

     The Americans with Disabilities Act (“ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations and employment in 1992. Construction and remodeling projects completed by the Company since January 1992 have taken into account the requirements of the ADA. While no further expenditures relating to ADA compliance in existing restaurants are anticipated, the Company could be required to further modify its restaurants’ physical facilities to comply with the provisions of the ADA.

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

     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. The Company currently operates twenty-seven J. Alexander’s restaurants, of which two have been open for less than two years. Because of the Company’s relatively small J. Alexander’s restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

     The Company May Experience Fluctuations in Quarterly Results. The Company’s quarterly results of operations are affected by the timing of the opening of new J. Alexander’s restaurants, and fluctuations in the cost of food, labor, employee benefits, and similar costs over which the Company has limited or no control. The Company’s business may also be affected by inflation. In the past, management has attempted to anticipate and avoid material adverse effects on the Company’s profitability due to increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.

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

     Changes In Food Costs Could Negatively Impact The Company’s Revenues and Results of Operations. The Company’s profitability is dependent in part on its ability to anticipate and react to changes in food costs. Ingredients are purchased from distributors on terms and conditions that management believes are consistent with those made available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available, any increases in distribution prices or failure to perform by distributors could cause the Company’s food costs to fluctuate. Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental regulation, may also affect food costs. The Company may not be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s revenues and results of operations.

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

     Future Changes in Financial Accounting Standards May Cause Adverse Unexpected Operating Results and Affect the Company’s Reported Results of Operations. A change in accounting standards can have a significant effect on the Company’s reported results and may affect the reporting of transactions completed before the change is effective. As an example, the upcoming change requiring compensation expense to be recorded in the consolidated statement of income for employee stock options using the fair value method could have a significant negative effect on the Company’s reported results. New pronouncements and evolving interpretations of pronouncements have occurred and may occur in the future. Changes to the existing rules or differing interpretations with respect to the Company’s current practices may adversely affect its reported financial results.

     Compliance With Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and American Stock Exchange rules, has required an increased amount of management attention and external resources. The Company remains committed to maintaining high standards of corporate governance and public disclosure and intends to invest all reasonably necessary resources to comply with evolving standards. This investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Name and Age	Background Information
R. Gregory Lewis, 52	Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J. Michael Moore, 45	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 42	Vice-President since May 1999; Controller of the Company since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 58	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

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

Item 2. Properties

     As of January 2, 2005, the Company had 27 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with the above:

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

Item 3. Legal Proceedings

     As of April 15, 2005, the Company was not a party to any pending legal proceedings considered material to its business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The common stock of J. Alexander’s Corporation is listed on the American Stock Exchange under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 21, 2005, was 1,450. The following table summarizes the price range of the Company’s common stock for each quarter of 2004 and 2003, as reported from price quotations from the American Stock Exchange:

	2004		2003
	Low	High	Low	High
1st Quarter	$6.65	$9.20	$2.77	$3.80
2nd Quarter	6.20	7.95	2.91	4.34
3rd Quarter	6.38	8.00	4.09	5.67
4th Quarter	6.50	7.65	4.70	8.02

     The Company has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data

     The following table sets forth selected financial data for each of the years in the five-year period ended January 2, 2005:

	Years Ended
	January 2		December 28		December 29		December 30	December 31
(Dollars in thousands, except per share data)	2005[1]		2003		2002		2001	2000
Operations
Net sales	$122,918		$107,059		$98,779		$91,206	$87,511
Pre-opening expense	—		897		10		628	256
Income before income taxes and cumulative effect of change in accounting principle	4,378		2,158	[4]	2,608		902	891
Net income	4,822	[2]	3,280	[3,4]	2,835	[5]	271	481
Depreciation and amortization	4,923		4,591		4,594		4,428	4,299
Cash flow from operations	8,971		7,484		8,415		6,271	4,807
Purchase of property and equipment	3,010		9,418		6,670		8,306	4,910

Financial Position (end of period)
Cash and investments	$7,495		$1,635		$10,525		$1,035	$1,057
Property and equipment, net	72,425		73,613		69,521		66,946	62,590
Total assets	88,919		82,537		85,033		71,303	66,370
Long-term debt and obligations under capital leases	24,017		24,642		24,451		19,532	16,771
Stockholders’ equity	49,602		44,432		40,799		38,170	38,001

Per Share Data
Basic earnings per share	$.75		$.50		$.42		$.04	$.07
Diluted earnings per share	.71		.49		.42		.04	.07
Dividends declared per share	—		—		—		—	—
Stockholders’ equity	7.68		6.91		6.13		5.62	5.55
Market price at year end	7.40		7.00		2.60		2.20	2.31

J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,462		$4,243		$4,118		$4,077	$4,087
Units open at year end	27		27		24		24	22

1	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.

2
Includes deferred income tax benefit of $1,531 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”.

3
Includes deferred income tax benefit of $1,475 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”.

4	Includes non-cash compensation expense of $552 related to a stock option grant accounted for as a variable stock option award.

5
Includes deferred income tax benefit of $1,200 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes” and a $171 charge for impaired goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu. At January 2, 2005, the Company owned and operated 27 J. Alexander’s restaurants in 12 states. J. Alexander’s restaurants compete in the restaurant industry by placing special emphasis on high food quality and high levels of professional service offered in an attractive environment. J. Alexander’s typically does no advertising and relies on each restaurant to increase sales through building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving same store sales increases over time using this strategy.

     Management was generally pleased with the Company’s performance for the 2004 fiscal year. The Company achieved what management considers to be excellent improvement in weekly average same store sales per restaurant of 7.9% for the year by maintaining guest counts while increasing menu prices by approximately 5% in response to record high levels of input costs in several major food cost categories. Increases in food input costs continued to be a significant issue faced by the Company, as cost of sales as a percentage of sales increased to 33.6% in 2004 from 32.4% in 2003, even though the Company increased menu prices as indicated. This follows an increase of .8% in the cost of sales percentage in 2003 over 2002. A large portion of the 2004 cost of sales increase was due to increases in the Company’s cost of beef, which increased further in March of 2005.

     In order to offset at least a portion of the cost of sales increases it is experiencing, in April of 2005 the Company increased prices for selected menu items and changed its menu pricing format to modified à la carte pricing for beef and seafood entrees. Under the modified à la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can now be added for an additional charge of $4.00. Management believes these changes will reduce the Company’s cost of sales as a percentage of sales and that same store sales should continue to increase in 2005 as a result of the effect of menu price increases and continued excellence in restaurant operations. However, average guest counts per restaurant on a same store basis declined by approximately 2% during the last half of 2004 and the first quarter of 2005 compared to the corresponding prior year periods, and there can be no assurance that further guest count losses will not be experienced as a result of the increased menu prices or other factors, and that same store sales could be negatively affected.

     The opening of new restaurants by the Company can and does have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened in a particular year can have a significant impact on the Company’s operating results. Sales at the Company’s two newest restaurants opened in the fourth quarter of 2003 have not met management’s expectations to date and both of these restaurants continued to experience operating losses in 2004. Management believes that over time sales and operating profits in these restaurants will increase to more acceptable levels, as has generally been the case with certain of the Company’s other restaurants.

     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-fixed in nature, the sales required for an individual restaurant to break even are high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving outstanding financial returns on the Company’s investments in new restaurants. Management intends to maintain a conservative new restaurant development rate of generally one to two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants, while maintaining its pursuit of operational excellence. The Company currently plans to open one new restaurant in 2005.

Summary of Results

     During fiscal 2004, the Company posted income before income taxes of $4,378,000, up from $2,158,000 reported during 2003. Operating income for 2004 also improved by over $2,000,000 compared to the previous year. These improvements were achieved in part because of pre-opening expenses and non-cash compensation expense which were included in the 2003 results, with virtually no corresponding expenses incurred in 2004. Also reflected in the 2004 results are the benefit of an extra week included in the fiscal year, a non-recurring property gain of $117,000, and operating losses incurred in 2004 in the Company’s two newest restaurants opened in the fourth quarter of 2003.

     Net income increased to $4,822,000 in 2004 from $3,280,000 in 2003. The 2004 results included a favorable adjustment of $1,531,000 to the income tax provision for the year as a result of a reduction of the Company’s valuation allowance recorded against its deferred income tax assets. A similar adjustment in the amount of $1,475,000 was included in the income tax provision for 2003.

     For 2003, the Company posted income before income taxes and the cumulative effect of a change in accounting principle of $2,158,000 compared to $2,608,000 reported during 2002. Weekly average same store sales increased by 3.9% in 2003 over 2002 and restaurant operating margins (net sales minus total restaurant operating expenses divided by net sales) improved for 2003 compared to 2002, in spite of an increase in the cost of sales experienced for the year. Operating income for 2003, while improving by $331,000, or 8.6%, compared to 2002, was significantly affected by pre-opening costs associated with the opening of three new restaurants, as well as operating losses incurred in the two restaurants which opened in the fourth quarter of the year and by non-cash compensation expense of $552,000 related to an option grant accounted for as a variable stock option award. An increase in interest expense of $812,000 more than offset the operating profit improvement achieved.

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

     The following table sets forth, for the fiscal years indicated, (i) the percentages which the items in the Company’s Consolidated Statements of Income bear to total net sales, and (ii) other selected operating data:

	Fiscal Year
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.6	32.4	31.6
Restaurant labor and related costs	31.4	32.7	33.2
Depreciation and amortization of restaurant property and equipment	3.8	4.1	4.4
Other operating expenses	19.0	18.4	18.9

Total restaurant operating expenses	87.9	87.6	88.1

General and administrative expenses	7.0	7.7	7.9
Pre-opening expense	—	.8	—
Gain on involuntary property conversion	.1	—	—

Operating income	5.3	3.9	3.9

Other income (expense):
Interest expense, net	(1.7)	(2.0)	(1.3)
Other, net	—	.1	—

Total other expense	(1.7)	(1.9)	(1.3)

Income before income taxes and cumulative effect of change in accounting principle	3.6	2.0	2.6
Income tax provision (benefit):
Current	1.2	.3	.8
Deferred	(1.5)	(1.4)	(1.2)

Total	(0.4)	(1.0)	(.4)

Income before cumulative effect of change in accounting principle	3.9	3.1	3.0
Cumulative effect of change in accounting principle	—	—	(.2)

Net income	3.9%	3.1%	2.9%

Note: Certain percentage totals do not sum due to rounding. Fiscal 2004 contained 53 weeks compared to 52 weeks in both 2003 and 2002.

Restaurants open at end of year	27	27	24
Weighted average weekly sales per restaurant	$85,800	$81,600	$79,200

Net Sales

     Net sales increased by approximately $15.9 million, or 14.8%, to $122.9 million in fiscal year 2004 from $107.1 million in 2003. The $107.1 million of net sales recorded in 2003 represented an increase of $8.3 million, or 8.4%, over $98.8 million of sales reported in 2002. The sales increase in 2004 was due to increases in net sales in the same store restaurant base and to additional restaurant weeks during 2004 because of the opening of three restaurants during 2003 and an additional week included in the fiscal year. Management estimates that the 53rd week included in the 2004 fiscal year increased sales by approximately $2,850,000. The sales increase in 2003 was primarily due to three new restaurants which opened during the year and to sales increases within the Company’s same store base. Average weekly same store sales per restaurant increased by 7.9% to $88,500 per week in 2004 from $82,000 per week in 2003 on a base of 25 restaurants. Same store sales averaged $82,200 per restaurant per week in 2003, an increase of 3.9% from 2002 on a base of 24 restaurants.

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

     Management believes that same store sales and guest count trends are important measures of comparative performance in the restaurant industry and for the Company. Included in the same store sales increases above were estimated guest count increases of approximately .6% in 2004 and 3.2% in 2003. After experiencing declining guest counts in the first three quarters of 2002, the Company’s guest counts flattened in the fourth quarter of 2002 and increased on a comparative basis each quarter in 2003 and for the first two quarters of 2004. Management believes the increases in 2003 and the first half of 2004 were due to improved service levels in the Company’s restaurants, limited menu price increases during 2002 and 2003, and improvements in operations in certain of the Company’s restaurants located in small and mid-sized markets. Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and special menu features also contributed to same store sales increases in 2003 and 2004. Management estimates that guest counts on a same store basis declined by approximately 2% in the last half of 2004 compared to the last half of 2003 primarily because of higher menu prices. Management estimates the average check per guest, excluding alcoholic beverage sales, was $16.83 for 2004, compared to $15.89 in 2003 and $15.83 in 2002. Menu prices for 2004 increased by an estimated 5% compared to 2003. No significant increases were made in 2003.

     Management believes its long-term emphasis on providing professional service combined with effective menu management will continue to build sales and increase guest traffic over time. Average weekly same store sales increased by approximately 4% for the first quarter of 2005 compared to the same period of 2004.

Restaurant Costs and Expenses

     Total restaurant operating expenses increased to 87.9% of sales in 2004 from 87.6% in 2003. Total restaurant operating expenses were 88.1% of net sales in 2002. The increase in 2004 was due primarily to the impact of higher cost of sales and to the effect of higher operating expense percentages experienced in the Company’s two newest restaurants opened in the last quarter of 2003, with lower labor costs and depreciation and amortization charges partially offsetting the effect of these increases. The decrease in 2003 compared to 2002 was due to decreases in all restaurant operating expense categories, with the exception of cost of sales. Restaurant operating margins (net sales minus total restaurant operating expenses, divided by net sales) decreased to 12.1% in 2004 from 12.4% in 2003, which was up from 11.9% in 2002.

     Cost of sales, which includes the cost of food and beverages, increased to 33.6% of sales in 2004 from 32.4% in 2003, as the effect of menu price increases did not offset, as a percentage of net sales, significantly higher input costs associated with beef, pork, poultry, dairy products and other food commodities during the year. Cost of sales, as a percentage of net sales, increased by .8% in 2003 compared to 2002 due primarily to increases in input costs in a number of categories including poultry, produce and dairy. The Company’s cost of salmon also increased in 2003 as did the cost of shortening and cooking oil. Beef costs increased in 2003 due to the effect of upgrading selected beef products to higher quality and more expensive Certified Angus Beef ®, and the Company also experienced a shift toward more sales of beef products, which generally have a higher cost of sales.

     Beef purchases represent the largest component of the Company’s cost of sales, comprising approximately 28% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Due to high prices in the beef market during 2003 and early 2004, prices under the Company’s beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14% for the twelve month term of that agreement. In response to the higher beef input costs as well as continuing upward pressure on the cost of a number of other food items, the Company increased menu prices by approximately 3% in March of 2004 and by lesser amounts several times throughout the remainder of the year. Beef prices under the Company’s most recent beef pricing agreement which is effective at the end of March of 2005 will increase by an estimated additional 7% to 8% over those under the previous agreement. A portion of the increase under the new pricing agreement is due to the Company upgrading its beef program to serve only Certified Angus Beef ® in all of its restaurants.

     Restaurant labor and related costs decreased to 31.4% of net sales in 2004 from 32.7% of net sales during 2003. Because of the nature of J. Alexander’s operations and the Company’s emphasis on providing high quality food and outstanding levels of service, much of the labor scheduled for overseeing restaurant operations, for preparing food, and for staffing the service areas of the restaurants is relatively fixed in nature within broad ranges of sales for each restaurant. As a result, increases in net sales in the same store restaurant base in 2004 did not result in proportionate increases in labor costs and labor costs as a percentage of net sales decreased. The effect of these decreases more than offset high labor costs in newer restaurants. A decrease in group medical costs resulting from changes to the Company’s group medical plan also contributed to the decrease. Restaurant labor and related costs decreased to 32.7% of net sales in 2003 from 33.2% in 2002 due largely to the effect of higher tip share contributions by restaurant servers to each restaurant’s tip pool, which resulted in reductions in the hourly wage rates paid by the Company to the employees receiving larger distributions under the tip pool program. The favorable effects of the higher tip share contributions combined with labor efficiencies gained at higher sales volumes as described above more than offset the effects of higher labor costs in new restaurants and increases in workers’ compensation insurance premiums.

     Depreciation and amortization of restaurant property and equipment as a percentage of net sales decreased to 3.8% for 2004 from 4.1% for 2003 primarily due to the effect of higher same store sales volumes which more than offset the effect of higher depreciation expense on the new, lower volume locations opened in the fourth quarter of 2003. Depreciation and amortization of restaurant property and equipment decreased to 4.1% of sales in 2003 from 4.4% in 2002 due primarily to assets which became fully depreciated.

     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 19.0% of net sales during 2004 from 18.4% of net sales in 2003. This increase was primarily related to increases in rent and other expenses associated with restaurants opened by the Company in 2003. Higher credit card fees, repairs and maintenance expenditures, losses on disposal of restaurant property and equipment and laundry and linen costs also contributed to the increase. Other operating expenses decreased to 18.4% of net sales in 2003 from 18.9% in 2002 primarily because of operating efficiencies gained at higher sales volumes and management’s emphasis on controlling costs in this area.

General and Administrative Expenses

     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, totaled $8,568,000 in 2004, $8,220,000 in 2003 and $7,844,000 in 2002. The most significant factors contributing to the increase in general and administrative expenses in 2004, as compared to 2003, were higher salary expenses, including salaries for additional operations supervisory personnel added in connection with the Company’s growth, and higher accruals for bonuses to be paid to the corporate staff based on 2004 performance. Increases in other personnel related costs as well as higher corporate governance and American Stock Exchange compliance related expenses also contributed to the increase. These increases were partially offset by a reduction in non-cash compensation expense reported in connection with a variable stock option award, which is further discussed below, and a reduction in severance costs compared to 2003 when costs related to the separation from the Company of one of its corporate officers were recognized.

     The most significant factors contributing to the increase in general and administrative expenses in 2003 when compared to 2002 were the inclusion of non-cash compensation expense of $552,000 related to a stock option grant accounted for as a variable stock option award, increases in group health insurance costs and higher travel expenses resulting from the opening of three new restaurants. These increases were partially offset by a decrease of $240,000 in the accrual for bonuses paid to the corporate staff for the year and a reduction in salary expenses.

     General and administrative expenses included non-cash compensation expense of $18,000 and $552,000 in 2004 and 2003, respectively, in connection with a stock option grant accounted for as a variable plan award. The exercise price of this option grant was fixed by the Company’s Board of Directors in May of 2004 and, as a result, the Company will not recognize any additional compensation expense with respect to the grant.

     As a percentage of net sales, general and administrative expenses decreased in 2004 and 2003, compared in each case to the previous year, due to growth of the Company’s sales base.

Pre-Opening Expense

     Pre-opening costs are expensed as incurred. No pre-opening expenses were incurred for 2004 because no new restaurants were opened or under development. Pre-opening costs totaled $897,000 in 2003 due to the opening of three new restaurants in that year. No new restaurants were opened in 2002.

Other Income (Expense)

     Net interest expense did not change significantly in 2004 compared to 2003. Net interest expense increased by $812,000 in 2003 compared to 2002 due to increased borrowings and to higher interest rates associated with $25,000,000 of mortgage financing completed by the Company during the fourth quarter of 2002.

Income Taxes

     Under the provisions of SFAS No. 109 “Accounting for Income Taxes”, the Company had gross deferred tax assets of $7,086,000 and $6,422,000 and gross deferred tax liabilities of $604,000 and $196,000 at January 2, 2005 and December 28, 2003, respectively. The deferred tax assets at January 2, 2005 include $4,676,000 of tax credit carryforwards available to reduce future federal income taxes.

     Realization of the Company’s deferred tax assets is dependent principally on future earnings of the Company and the recognition of these assets depends on the Company’s assessment of the likelihood of having taxable income in future periods in amounts sufficient to realize the assets. The deferred tax assets have been reduced through use of a valuation allowance to the extent future income is not considered more likely than not to be generated in such amounts. Based on management’s assessment of the likelihood of the future realization of the Company’s deferred tax assets, the beginning of the year valuation allowance was reduced by $1,531,000, $1,475,000 and $1,200,000 in the fourth quarters of 2004, 2003 and 2002, respectively, with corresponding credits to the income tax provisions for those years. These credits, while reducing income tax expense, are not a current source of cash for the Company. See additional discussion under Critical Accounting Policies – Income Taxes.

     In April 2005, the Internal Revenue Service completed an examination of the Company’s federal income tax returns for fiscal years 2001 through 2003. Adjustments related to this examination did not have a material effect on the Company’s Consolidated Financial Statements. During 2003, the Company reversed previously accrued federal income taxes payable of $182,000, resulting in a reduction in the current federal provision.

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

     Cash and cash equivalents increased to approximately $7.5 million at the end of 2004 primarily because cash flow from operations, which included receipt of a landlord tenant improvement allowance of approximately $500,000 for a restaurant opened in the fourth quarter of 2003, exceeded capital expenditures for the year. During 2004, the Company also received proceeds of approximately $370,000 as a result of the involuntary conversion of a portion of the property on which one of the Company’s restaurants is located.

     The Company’s capital expenditures can vary significantly from year to year depending on the number, timing and form of ownership of new restaurants. Cash expenditures for capital assets totaled $3,010,000, $9,418,000 and $6,670,000 for 2004, 2003 and 2002, respectively. A significant portion of the capital expenditures for 2002 and 2003 was for new restaurant development, whereas the 2004 expenditures were primarily for remodels, enhancements and asset replacements related to existing restaurants. Cash provided by operating activities exceeded capital expenditures in 2004 and 2002 and represented 79% of capital expenditures for 2003. The remaining capital expenditures for 2003 were funded primarily by use of a portion of the proceeds from long term mortgage financing completed in October of 2002. A bank line of credit was used to meet certain obligations, including annual sinking fund requirements for a convertible debenture issue which was retired in 2003, and working capital needs during a portion of 2002.

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

     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The Company was in compliance with all such provisions at both January 2, 2005 and December 28, 2003. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $25,209,000 at January 2, 2005. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s consolidated financial statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     In May of 2003, the Company entered into a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. Provisions of the line of credit agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 4.15 to 1. The Company was in compliance with all such provisions at both January 2, 2005 and December 28, 2003. The bank loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,890,000 at January 2, 2005 and bears interest on outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the Company’s leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. Borrowings outstanding under this credit line were $486,000 at December 28, 2003. There were no borrowings under the line from January 2, 2005 through March 29, 2005.

     Management believes cash and cash equivalents on hand at January 2, 2005 combined with cash flow from operations will be adequate to meet its financing needs for 2005 and that its long-term growth plan of one to two restaurants per year will not be constrained due to lack of capital resources. However, to supplement its other sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.

     The Company currently plans to open one new restaurant in 2005 and management estimates that capital expenditures for the year will be approximately $7 million. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider quickly taking advantage of any attractive opportunities which might arise. Capital expenditures in 2005 for the development of any new restaurants in addition to the restaurant currently planned are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the estimate above.

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

     While the Company at times operates with a working capital deficit, management does not believe such deficits impair the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or cash equivalents at the time of sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

     The Company was in compliance with the financial covenants of its debt agreements as of January 2, 2005. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under these credit facilities could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

     As of April 14, 2005, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note E, “Leases” and Note J, “Commitments and Contingencies,” to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     The following table sets forth significant contractual obligations of the Company at January 2, 2005:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$46,346	$2,718	$5,436	$5,436	$32,756
Capitalized lease obligations (1)	467	42	72	72	281
Operating leases (2)	27,185	2,402	4,523	4,396	15,864
Purchase obligations (3)	4,809	3,059	1,237	513	—
Deferred compensation obligations	1,288	—	—	—	1,288

Total	$80,095	$8,221	$11,268	$10,417	$50,189

(1)	Long-term debt and capitalized lease obligations include the interest expense component.

(2)	Excludes renewal option periods.

(3)	In determining purchase obligations for this table, the Company used its interpretation of the definition set forth in the related rule which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, the Company has only included purchase obligations to the extent the failure to perform would result in formal recourse to J. Alexander’s Corporation.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of January 2, 2005, is as follows:

Wendy’s restaurants – (39 leases)	$5,500,000
Mrs. Winner’s Chicken & Biscuits restaurants (29 leases)	3,100,000

Total contingent liability related to assigned leases	$8,600,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, property and equipment, impairment of long-lived assets, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes: The Company had $7,086,000 of gross deferred tax assets at January 2, 2005, consisting principally of $4,676,000 of tax credit carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.

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

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company had recorded significant increases in operating income in four of the five years from 1998 through 2002 and had reached a size and experience level which management believed made it less likely that an unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income for the following two years adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense. In 2003, after completing a second year of pretax income in excess of $2,000,000 management performed a similar analysis but extended its outlook for the following three years and determined that an additional $1,475,000 of deferred tax assets were more likely than not going to be realized. As a result of this analysis, the beginning of the year valuation allowance was reduced by $1,475,000 in the fourth quarter of 2003, with a corresponding credit to deferred income tax expense.

In performing its evaluation of the need for a valuation allowance with respect to deferred tax assets in 2004, management gave consideration to the higher level of pre-tax income achieved in 2004 as compared to recent years and to the fact that the Company has been profitable for the five fiscal years 2000 through 2004. Based on these historical results and on its assessment of the Company’s expected future profitability adjusted by varying probability factors, management concluded that a valuation allowance is currently needed only for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for $262,000 of tax assets related to state net operating loss carryforwards, the use of which involves considerable uncertainty. Even though the AMT credit carryforwards do not expire, their use is not presently considered more-likely-than-not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized. As a result of this assessment, the Company reduced the beginning of the year tax valuation allowance by $1,531,000 in the fourth quarter of 2004, with a corresponding credit to deferred income tax expense.

Failure to achieve taxable income in the future, as so assessed, could affect the ultimate realization of the net deferred tax assets. Because of the uncertainties discussed above, there can be no assurance that management’s assessment of future taxable income will be achieved and that there could not be a subsequent increase in the valuation allowance. It is also possible that the Company could generate subsequent taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its deferred tax assets.

The Company will continue to evaluate the likelihood of realization of its deferred tax assets and upon reaching any different conclusion as to the appropriate carrying value of these assets, management will adjust them to their estimated net realizable value. Any such revisions to the estimated realizable value of the deferred tax assets could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized. However, because the remaining valuation allowance is related to specific deferred tax assets noted above, management does not anticipate further adjustments to the valuation allowance until the Company’s projections of future taxable income increase significantly.

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

Lease Accounting: The Company is obligated under various lease agreements for certain restaurant facilities. For operating leases, the Company recognizes rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and an obligation at an amount equal to the lesser of the present value of the minimum lease payments during the lease term or the fair market value of the leased asset.

Under the provisions of certain of the Company’s leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Rent expense incurred during the construction period is capitalized as a component of property and equipment. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is accrued when it is deemed probable that percentage rent exceeds the minimum rent per the lease agreement. Allowances for tenant improvements received from the lessor are recorded as adjustments to rent expense over the term of the lease.

Judgments made by the Company related to the probable term for each restaurant facility lease affect the payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Self Insurance Accrual: At January 2, 2005 and December 28, 2003, the Company’s accruals for self-insured group medical obligations totaled $76,000 and $127,000, respectively, and were included in the consolidated balance sheet caption “Accrued expenses and other current liabilities”. The liability for claims incurred but not paid, which includes claims incurred but not reported and claims reported but not paid, is an undiscounted amount calculated by applying a factor to the total of all claims incurred and paid during a particular fiscal year. The factor is an estimate prepared by management and is based primarily on the Company’s historical experience relative to actual claims paid in years following the year in which the claim was incurred. Effective at the beginning of fiscal 2005, the Company’s group medical benefits provided to employees are fully insured by a third party.

     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments”. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company is required to adopt SFAS No. 123R in the first interim period beginning after June 15, 2005, which for the Company is the third fiscal quarter of 2005. The Company is assessing SFAS No. 123R and has not determined the impact that adoption of SFAS No. 123R will have on its results of operations.

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under U.S. generally accepted accounting principles. As a result of this correspondence, the Company performed a review of its lease-related accounting policies and determined that certain adjustments, while immaterial to the Company’s consolidated financial statements taken as a whole, were necessary relative to the Company’s consolidated balance sheet as of January 2, 2005. The adjustments related to leasehold improvements funded by landlords at two of the Company’s restaurants and the calculation of rent expense during the construction period for selected locations subject to operating lease agreements. The effect of the adjustments was to increase the property and equipment balances as of January 2, 2005 by $594,000 for leasehold improvements funded by landlords and by $752,000 for capitalized rent expense associated with construction period rents. Deferred rent obligations were also increased by corresponding amounts relative to the aforementioned areas. The adjustments had no impact on the Company’s net income or cash flows.

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

SEASONALITY AND QUARTERLY RESULTS

     The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in southern Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2004 and 2003 appears in this Report immediately following the Notes to the Consolidated Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. While substantially all of the Company’s debt outstanding as of January 2, 2005 was at fixed rates, the Company has historically utilized a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes D and E to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in market interest rates to have a material affect on income or cash flows in fiscal 2005, although there can be no assurances that interest rates will not significantly change.

     Investment Portfolio. The Company invests portions of its excess cash, if any, in highly liquid investments. At January 2, 2005, the Company had $5.4 million in money market accounts. The market risk on such investments is minimal due to their short-term nature.

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

Item 8. Financial Statements and Supplementary Data

INDEX OF FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	22-23
Consolidated statements of income - Years ended January 2, 2005, December 28, 2003 and December 29, 2002	24
Consolidated balance sheets – January 2, 2005 and December 28, 2003	25
Consolidated statements of cash flows - Years ended January 2, 2005, December 28, 2003 and December 29, 2002	26
Consolidated statements of stockholders’ equity - Years ended January 2, 2005, December 28, 2003 and December 29, 2002	27
Notes to consolidated financial statements	28-39

The following consolidated financial statement schedule of J. Alexander’s Corporation and subsidiaries is included in Item 15(c):

     Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. Alexander’s Corporation:

     We have audited the accompanying consolidated balance sheet of J. Alexander’s Corporation and subsidiaries as of January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II – Valuation and Qualifying Accounts as of January 2, 2005 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of January 2, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

KPMG LLP
Nashville, Tennessee
April 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. Alexander’s Corporation

We have audited the accompanying consolidated balance sheet of J. Alexander’s Corporation and subsidiaries as of December 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) as of December 28, 2003 and December 29, 2002 and for each of the two fiscal years in the period ended December 28, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J. Alexander’s Corporation and subsidiaries at December 28, 2003, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule information as of December 28, 2003 and December 29, 2002 and for each of the two fiscal years in the period ended December 28, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note L to the consolidated financial statements, the Company has changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/Ernst & Young LLP

Nashville, Tennessee
February 20, 2004, except for
the last paragraph of Note A as to
which the date is May 17, 2004

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

		Years Ended
	January 2	December 28	December 29
	2005	2003	2002
Net sales	$122,918,000	$107,059,000	$98,779,000

Costs and expenses:
Cost of sales	41,324,000	34,732,000	31,245,000
Restaurant labor and related costs	38,597,000	35,031,000	32,806,000
Depreciation and amortization of restaurant property and equipment	4,670,000	4,337,000	4,345,000
Other operating expenses	23,394,000	19,651,000	18,669,000

Total restaurant operating expenses	107,985,000	93,751,000	87,065,000

General and administrative expenses	8,568,000	8,220,000	7,844,000
Pre-opening expense	—	897,000	10,000
Gain on involuntary property conversion	117,000	—	—

Operating income	6,482,000	4,191,000	3,860,000

Other income (expense):
Interest expense, net	(2,130,000)	(2,108,000)	(1,296,000)
Other, net	26,000	75,000	44,000

Total other expense	(2,104,000)	(2,033,000)	(1,252,000)

Income before income taxes and cumulative effect of change in accounting principle	4,378,000	2,158,000	2,608,000
Income tax benefit	444,000	1,122,000	398,000

Income before cumulative effect of change in accounting principle	4,822,000	3,280,000	3,006,000
Cumulative effect of change in accounting principle	—	—	(171,000)

Net income	$4,822,000	$3,280,000	$2,835,000

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$.75	$.50	$.44
Cumulative effect of change in accounting principle	—	—	(.02)

Basic earnings per share	$.75	$.50	$.42

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$.71	$.49	$.44
Cumulative effect of change in accounting principle	—	—	(.02)

Diluted earnings per share	$.71	$.49	$.42

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	January 2	December 28
	2005	2003
ASSETS
Current Assets
Cash and cash equivalents	$7,495,000	$1,635,000
Accounts and notes receivable, net of allowances for possible losses	177,000	589,000
Inventories	1,132,000	1,068,000
Deferred income taxes	1,327,000	791,000
Prepaid expenses and other current assets	1,191,000	1,050,000

Total Current Assets	11,322,000	5,133,000

Other Assets	1,122,000	1,009,000

Property and Equipment, at cost, less allowances for depreciation and amortization	72,425,000	73,613,000

Deferred Income Taxes	3,236,000	1,884,000

Deferred Charges, less accumulated amortization of $595,000 and $482,000 at January 2, 2005, and December 28, 2003, respectively	814,000	898,000

	$88,919,000	$82,537,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,415,000	$2,196,000
Accrued expenses and other current liabilities	4,893,000	5,175,000
Unearned revenue	2,680,000	2,871,000
Current portion of long-term debt and obligations under capital leases	769,000	649,000

Total Current Liabilities	10,757,000	10,891,000

Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	24,017,000	24,642,000

Deferred Compensation Obligations	1,288,000	1,028,000

Deferred Rent Obligations and Other Deferred Credits	3,255,000	1,544,000

Stockholders’ Equity
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,460,199 and 6,432,718 shares at January 2, 2005, and December 28, 2003, respectively	324,000	322,000
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,312,000	34,197,000
Retained earnings	15,629,000	10,807,000

	50,265,000	45,326,000
Note receivable — Employee Stock Ownership Plan	(192,000)	(370,000)
Employee notes receivable – 1999 Loan Program	(471,000)	(524,000)

Total Stockholders’ Equity	49,602,000	44,432,000

Commitments and Contingencies
	$88,919,000	$82,537,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Years Ended
	January 2	December 28	December 29
	2005	2003	2002
Cash Flows from Operating Activities:
Net income	$4,822,000	$3,280,000	$2,835,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,809,000	4,444,000	4,467,000
Goodwill impairment charge	—	—	171,000
Amortization of deferred charges	114,000	147,000	127,000
Deferred income tax benefit	(1,888,000)	(1,475,000)	(1,200,000)
Non-cash compensation expense – variable stock option award	18,000	552,000	—
Gain on involuntary property conversion	(117,000)	—	—
Other, net	244,000	122,000	141,000
Changes in assets and liabilities:
Accounts and notes receivable	395,000	6,000	68,000
Inventories	(64,000)	(278,000)	146,000
Prepaid expenses and other current assets	(141,000)	(50,000)	(165,000)
Deferred charges	(30,000)	(44,000)	(47,000)
Accounts payable	96,000	89,000	651,000
Accrued expenses and other current liabilities	101,000	(90,000)	542,000
Unearned revenue	(191,000)	179,000	277,000
Other long-term liabilities	625,000	284,000	402,000
Note receivable – Employee Stock Ownership Plan	178,000	318,000	—

Net cash provided by operating activities	8,971,000	7,484,000	8,415,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,010,000)	(9,418,000)	(6,670,000)
Proceeds from involuntary property conversion	370,000	—	—
Other, net	(96,000)	(66,000)	(43,000)

Net cash used by investing activities	(2,736,000)	(9,484,000)	(6,713,000)

Cash Flows from Financing Activities:
Proceeds under bank line of credit agreement	408,000	8,426,000	31,791,000
Payments under bank line of credit agreement	(894,000)	(7,940,000)	(46,062,000)
Proceeds from mortgage loan	—	—	25,000,000
Proceeds from equipment financing note	750,000	—	—
Payment of financing transaction costs	—	(52,000)	(725,000)
Payments on long-term debt and obligations under capital leases	(770,000)	(6,807,000)	(1,770,000)
Common stock repurchased	—	(864,000)	(381,000)
Reduction of employee receivables - 1999 Loan Program	53,000	206,000	8,000
Exercise of stock options	78,000	148,000	167,000
Decrease in bank overdraft	—	—	(240,000)
Other, net	—	(7,000)	—

Net cash (used) provided by financing activities	(375,000)	(6,890,000)	7,788,000

Increase (Decrease) in Cash and Cash Equivalents	5,860,000	(8,890,000)	9,490,000
Cash and cash equivalents at beginning of year	1,635,000	10,525,000	1,035,000

Cash and Cash Equivalents at End of Year	$7,495,000	$1,635,000	$10,525,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Plan	Program	Equity
Balances at December 30, 2001	6,797,618	$340,000	$34,739,000	$4,692,000	$(688,000)	$(913,000)	$38,170,000
Exercise of stock options, including tax benefits	61,132	3,000	164,000	—	—	—	167,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	183,000	183,000
Common stock repurchased	(198,215)	(10,000)	(546,000)	—	—	—	(556,000)
Net and comprehensive income	—	—	—	2,835,000	—	—	2,835,000

Balances at December 29, 2002	6,660,535	333,000	34,357,000	7,527,000	(688,000)	(730,000)	40,799,000
Exercise of stock options, including tax benefits	50,982	3,000	145,000	—	—	—	148,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	206,000	206,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	318,000	—	318,000
Common stock repurchased	(277,564)	(14,000)	(850,000)	—	—	—	(864,000)
Other, net	(1,235)	—	(7,000)	—	—	—	(7,000)
Non-cash compensation expense – variable stock option award	—	—	552,000	—	—	—	552,000
Net and comprehensive income	—	—	—	3,280,000	—	—	3,280,000

Balances at December 28, 2003	6,432,718	322,000	34,197,000	10,807,000	(370,000)	(524,000)	44,432,000
Exercise of stock options, including tax benefits	27,783	2,000	98,000	—	—	—	100,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	53,000	53,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	178,000	—	178,000
Other, net	(302)	—	(1,000)	—	—	—	(1,000)
Non-cash compensation expense – Variable stock option award	—	—	18,000	—	—	—	18,000
Net and comprehensive income	—	—	—	4,822,000	—	—	4,822,000

Balances at January 2, 2005	6,460,199	$324,000	$34,312,000	$15,629,000	$(192,000)	$(471,000)	$49,602,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note A — Significant Accounting Policies

Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At January 2, 2005, the Company owned and operated 27 J. Alexander’s restaurants in twelve states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 2004 included 53 weeks compared to 52 weeks for fiscal years 2003 and 2002. The fourth quarter of 2004 included 14 weeks.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Inventories: Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis.

Property and Equipment: Depreciation and amortization are provided on the straight-line method over the following estimated useful lives: buildings — 30 years, restaurant and other equipment — two to 10 years, and capital leases and leasehold improvements — lesser of life of assets or terms of leases, generally including renewal options.

Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. Rent expense incurred during the construction period is capitalized to property and equipment. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Percentage rent expense is generally based upon sales levels, and is accrued when it is deemed probable that percentage rent exceeds the minimum rent per the lease agreement. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.

Deferred Charges: Debt issue costs are amortized principally by the interest method over the life of the related debt.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share: The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share”.

Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift certificates and gift cards which have been sold yet have not been redeemed. Upon redemption, sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. None of the Company’s gift certificates or gift cards are subject to an expiration date. The Company deducts a service charge of $2.00 per month from any gift cards which have not been used during a period of 12 consecutive months. Such service charges are included in net sales on the Company’s Consolidated Statements of Income.

Pre-opening Costs: The Company accounts for pre-opening costs by expensing such costs as they are incurred.

Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

     Long-term debt: The fair value of long-term mortgage financing and the equipment note payable is determined using current applicable rates for similar instruments and collateral as of the balance sheet date (see Note D). Fair value of other long-term debt was estimated to approximate its carrying amount.

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

Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with acquiring and developing new J. Alexander’s restaurant sites and amortized over the life of the related asset. Development costs of $157,000, $167,000 and $164,000 were capitalized during 2004, 2003 and 2002, respectively.

Self-Insurance: Through the end of fiscal 2004, the Company was generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred but not paid. Beginning in 2005, the Company’s group medical plan became fully insured.

Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $91,000, $31,000 and $28,000 in 2004, 2003 and 2002, respectively.

Stock Based Compensation: The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award, included a provision whereby the exercise price increased annually as long as the option remained unexercised and therefore required treatment as a variable stock option award. Compensation expense of $18,000 and $552,000 was recognized in connection with this option during 2004 and 2003, respectively. The Company’s board of directors fixed the exercise price of this option at $3.94 on May 25, 2004. As a result, no additional compensation expense will be recognized with respect to this option grant.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net income, as reported	$4,822,000	$3,280,000	$2,835,000
Add: Compensation expense related to variable stock option award	18,000	552,000	—
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(119,000)	(99,000)	(139,000)

Pro forma net income	$4,721,000	$3,733,000	$2,696,000
Net income per share:
Basic, as reported	$.75	$.50	$.42
Basic, pro forma	$.73	$.57	$.40
Diluted, as reported	$.71	$.49	$.42
Diluted, pro forma	$.70	$.56	$.40
Weighted average shares used in computation:
Basic	6,446,000	6,519,000	6,757,000
Diluted	6,781,000	6,693,000	6,812,000

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note G for further discussion of the Company’s stock-based employee compensation.

Use of Estimates in Financial Statements: The preparation of the Consolidated Financial Statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include determination of the valuation allowance relative to the Company’s deferred tax assets, estimates of useful lives of property and equipment and leasehold improvements, determination of lease term and accounting for impairment losses, contingencies and litigation. Actual results could differ from those estimates.

Impairment: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Comprehensive Income: Total comprehensive income was comprised solely of net income for all periods presented.

Business Segments: In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that the Company operates in only one segment.

Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments”. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company is required to adopt SFAS No. 123R in the first interim period beginning after June 15, 2005, which for the Company is the third fiscal quarter of 2005. The Company is assessing SFAS No. 123R and has not determined the impact that adoption of this statement will have on its results of operations.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Public Accountants expressing its views regarding certain lease accounting issues and their application under generally accepted accounting principles. As a result of this correspondence, the Company performed a review of its lease-related accounting policies and determined that certain adjustments, while immaterial to the Company’s consolidated financial statements taken as a whole, were necessary relative to the Company’s balance sheet as of January 2, 2005. The adjustments related to leasehold improvements funded by landlords at two of the Company’s restaurants and the allocation of rents to the construction period for selected locations subject to operating lease agreements. The effect of the adjustments was to increase the property and equipment balances as of January 2, 2005 by $594,000 for leasehold improvements funded by landlords and by $752,000 for capitalized rent expense associated with construction period rents. Deferred rent obligations were increased by corresponding amounts. The adjustments had no impact on the Company’s net income or cash flows.

Reclassifications: Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform with the 2004 presentation.

Restatement of Previously Issued Consolidated Financial Statements: The financial statements for the fiscal year ended December 28, 2003 have been restated to reflect the Company’s determination that a stock option award issued to its Chief Executive Officer in 1999, which had historically been accounted for as an award with fixed and determinable terms, should have been accounted for under APB Opinion No. 25 “Accounting for Stock Issued to Employees” as a variable stock option award since the exercise price associated with the shares under option increased annually until such time as the option was either exercised or expired. Accordingly, the Consolidated Financial Statements were restated to reflect variable award accounting.

Note B — Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

		Years Ended
	January 2	December 28	December 29
	2005	2003	2002
Numerator:
Net income (numerator for basic earnings per share)	$4,822,000	$3,280,000	$2,835,000
Effect of dilutive securities	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$4,822,000	$3,280,000	$2,835,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,446,000	6,519,000	6,757,000

Effect of dilutive securities	335,000	174,000	55,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,781,000	6,693,000	6,812,000

Basic earnings per share	$.75	$.50	$.42

Diluted earnings per share	$.71	$.49	$.42

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 124,000, 295,000 and 420,000 options were excluded from the computation of diluted earnings per share in 2004, 2003 and 2002, respectively.

Note C — Property and Equipment

     Balances of major classes of property and equipment are as follows:

	January 2	December 28
	2005	2003
Land	$15,848,000	$16,092,000
Buildings	38,918,000	38,238,000
Buildings under capital leases	375,000	651,000
Leasehold improvements	29,005,000	26,914,000
Restaurant and other equipment	22,211,000	21,649,000
Construction in progress	58,000	—

	106,415,000	103,544,000
Less allowances for depreciation and amortization	(33,990,000)	(29,931,000)

	$72,425,000	$73,613,000

     The Company accrued obligations for fixed asset additions of $123,000, $375,000, $1,020,000 and $510,000 at January 2, 2005, December 28, 2003, December 29, 2002 and December 30, 2001, respectively. A receivable in the amount of $497,000 was also recorded as of December 28, 2003, in connection with a landlord’s contribution for tenant improvements. These transactions were subsequently reflected in the Company’s Statements of Cash Flows at the time cash was exchanged.

Note D — Long-Term Debt and Obligations Under Capital Leases

     Long-term debt and obligations under capital leases at January 2, 2005, and December 28, 2003, are summarized below:

	January 2, 2005		December 28, 2003
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$612,000	$23,264,000	$559,000	$23,876,000
Equipment note payable, 4.97% interest, payable through 2009	142,000	485,000	—	—
Obligations under capital lease, 9.9% to 11.5% interest, payable through 2015	15,000	268,000	90,000	280,000
Bank credit agreement, at variable interest rates ranging from 3.6% to 3.8%; 3.6% at December 28, 2003	—	—	—	486,000

	$769,000	$24,017,000	$649,000	$24,642,000

     Aggregate maturities of long-term debt for the five years succeeding January 2, 2005, are as follows: 2005 - $769,000; 2006 - $824,000 ; 2007 - $889,000; 2008 - $955,000; 2009 - $877,000.

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

     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The Company was in compliance with all such provisions as of both January 2, 2005 and December 28, 2003. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $25,209,000 at January 2, 2005. The real property at these locations is owned by JAX Real Estate, LLC, the entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.

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

     In May 2003, the Company entered into a secured bank line of credit agreement which will provide up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the agreement is currently approximately $4,600,000 and is based on a percentage of the appraised value of the collateral securing the agreement. There were no borrowings outstanding under this line of credit at January 2, 2005. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company was in compliance with all such provisions as of both January 2, 2005 and December 28, 2003. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,890,000 at January 2, 2005 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement.

     In connection with a new J. Alexander’s restaurant opened during 2003, the Company recorded a capital building lease asset and a capital building lease obligation in the amount of $375,000. For cash flow purposes, this transaction was considered a non-cash investing and financing activity.

     In 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principle and interest of approximately $14,200 through January, 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.

     Cash interest payments amounted to $2,074,000, $2,309,000 and $1,314,000, in 2004, 2003 and 2002, respectively. Interest costs of $108,000 and $103,000 were capitalized as part of building and leasehold costs in 2003 and 2002, respectively. No interest costs were capitalized during 2004.

     The carrying value and estimated fair value of the Company’s mortgage loan were $23,876,000 and $25,258,000, respectively, at January 2, 2005. With respect to the equipment note payable, the carrying value and estimated fair value totaled $627,000 and $606,000, respectively, at January 2, 2005.

Note E – Leases

     At January 2, 2005, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

     Accumulated amortization of buildings under capital leases totaled $41,000 at January 2, 2005 and $284,000 at December 28, 2003. Amortization of leased assets is included in depreciation and amortization expense.

     Total rental expense amounted to:

		Years Ended
	January 2	December 28	December 29
	2005	2003	2002
Minimum rentals under operating leases	$2,920,000	$2,444,000	$2,360,000
Contingent rentals	71,000	29,000	7,000
Less: Sublease rentals	(116,000)	(119,000)	(119,000)

	$2,875,000	$2,354,000	$2,248,000

     At January 2, 2005, future minimum lease payments under capital leases and noncancellable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

	Capital	Operating
	Leases	Leases
2005	$42,000	$2,402,000
2006	36,000	2,376,000
2007	36,000	2,147,000
2008	36,000	2,174,000
2009	36,000	2,222,000
Thereafter	281,000	15,864,000

Total minimum payments	467,000	$27,185,000

Less imputed interest	(184,000)

Present value of minimum rental payments	283,000
Less current maturities at January 2, 2005	(15,000)

Long-term obligations at January 2, 2005	$268,000

     Minimum future rentals receivable under subleases for operating leases at January 2, 2005, amounted to $166,000.

Note F — Income Taxes

     Significant components of the income tax benefit are as follows:

		Years Ended
	January 2	December 28	December 29
	2005	2003	2002
Current:
Federal	$1,197,000	$262,000	$777,000
State	247,000	91,000	25,000

Total	1,444,000	353,000	802,000
Deferred:
Federal	(1,822,000)	(1,320,000)	(1,074,000)
State	(66,000)	(155,000)	(126,000)

Total	(1,888,000)	(1,475,000)	(1,200,000)

Income tax benefit	$(444,000)	$(1,122,000)	$(398,000)

     The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

		Years Ended
	January 2	December 28	December 29
	2005	2003	2002
Tax expense computed at federal statutory rate (34%)	$1,489,000	$734,000	$887,000
State income taxes, net of federal benefit	119,000	60,000	(67,000)
Effect of net operating loss carryforwards and tax credits	(520,000)	(302,000)	(1,048,000)
Increase (decrease) in valuation allowance	(1,632,000)	(1,380,000)	377,000
Previously accrued taxes	—	(182,000)	—
Other, net	100,000	(52,000)	(547,000)

Income tax benefit	$(444,000)	$(1,122,000)	$(398,000)

     During 2003, the Company reversed previously accrued federal income taxes payable of $182,000, resulting in a reduction in the current federal provision. The Company made net income tax payments of $1,176,000, $746,000 and $845,000 in 2004, 2003 and 2002, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of January 2, 2005, and December 28, 2003, are as follows:

	January 2	December 28
	2005	2003
Deferred tax liabilities:
Tax over book depreciation	$559,000	$196,000
Deferred gain on involuntary conversion	45,000	—

Total deferred tax liabilities	$604,000	$196,000

Deferred tax assets:
Capital/finance leases	$7,000	$12,000
Deferred compensation accruals	490,000	392,000
Self-insurance accruals	29,000	48,000
Compensation related to variable stock option award	216,000	210,000
Net operating loss carryforwards	262,000	362,000
Tax credit carryforwards	4,676,000	4,738,000
Deferred rent obligations	1,211,000	563,000
Other — net	195,000	97,000

Total deferred tax assets	7,086,000	6,422,000
Valuation allowance for deferred tax assets	(1,919,000)	(3,551,000)

	5,167,000	2,871,000

Net deferred tax assets	$4,563,000	$2,675,000

     At January 2, 2005, the Company had tax credit carryforwards of $4,676,000 available to reduce future federal income taxes. These carryforwards consist of $3,019,000 of FICA tip credits which expire in the years 2009 through 2024 and $1,657,000 of alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $6,617,000 available to reduce state income taxes which expire from 2005 to 2020. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.

     SFAS No. 109 establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Prior to 2002, the valuation allowance was established at an amount necessary to fully reserve the net deferred tax asset balances. In the fourth quarters of 2004, 2003 and 2002, the valuation allowance was reduced by $1,531,000, $1,475,000 and $1,200,000, respectively, resulting in corresponding credits to deferred income tax expense. It is the Company’s belief that it is more likely than not that its net deferred tax assets will be realized. The valuation allowance decreased by $1,632,000 (inclusive of the $1,531,000 adjustment to the beginning of the year valuation allowance discussed above) during the year ended January 2, 2005.

     In April 2005, the Internal Revenue Service completed an examination of the Company’s federal income tax returns for fiscal years 2001 through 2003. Adjustments related to this examination did not have a material effect on the Company’s Consolidated Financial Statements.

Note G — Stock Options and Benefit Plans

     Under the Company’s 2004 Equity Incentive Plan, directors, officers and key employees of the Company may be granted options to purchase shares of the Company’s common stock. Options to purchase the Company’s common stock also remain outstanding under the Company’s 1994 Employee Stock Incentive Plan and the 1990 Stock Option Plan for Outside Directors, although the Company no longer has the ability to issue additional shares under these plans.

     A summary of options under the Company’s option plans is as follows:

				Weighted
				Average
				Exercise
Options	Shares	Option	Prices	Price
Outstanding at December 30, 2001	911,680	$2.07-	$11.69	$3.97
Issued	4,000	3.15		3.15
Exercised	(61,132)	2.25-	3.81	2.73
Expired or canceled	(66,488)	2.07-	3.44	2.49

Outstanding at December 29, 2002	788,060	2.07-	11.69	4.28
Issued	93,000	4.25		4.25
Exercised	(50,982)	2.24-	3.44	2.72
Expired or canceled	(40,768)	2.07-	10.50	7.63

Outstanding at December 28, 2003	789,310	2.08-	11.69	4.32
Issued	23,000	7.61		7.61
Exercised	(27,783)	2.08-	4.25	2.84
Expired or canceled	(59,000)	2.24-	11.69	6.47

Outstanding at January 2, 2005	725,527	$2.08-	$9.88	$4.31

     Options exercisable and shares available for future grant were as follows:

	January 2	December 28	December 29
	2005	2003	2002
Options exercisable	650,178	658,810	671,632
Shares available for grant	402,000	66,912	144,144

     The following table summarizes information about the Company’s stock options outstanding at January 2, 2005:

		Options Outstanding			Options Exercisable
		Number			Number
		Outstanding at	Weighted	Weighted	Exercisable at	Weighted
Range of		January 2	Average Remaining	Average Exercise	January 2	Average
Exercise Prices		2005	Contractual Life	Price	2005	Exercise Price
$ 2.08-	$2.25	96,167	6.3 years	$2.24	96,167	$2.24
2.75-	3.44	198,360	3.9 years	2.80	198,027	2.80
3.81-	5.69	322,000	5.4 years	4.29	269,984	4.29
7.38-	9.88	109,000	3.0 years	8.96	86,000	9.32

$ 2.08-	$9.88	725,527		$4.31	650,178	$4.20

     Options exercisable at December 28, 2003 and December 29, 2002 had weighted average exercise prices of $4.45 and $4.44, respectively. The weighted average fair value per share for options granted during 2004, 2003 and 2002 was $4.54, $2.49 and $1.92, respectively. These fair values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 4.50%, 4.16% and 5.24%; no annual dividend yield; volatility factors of .4095, .4069 and .4043 based on monthly closing prices since August, 1990; and an expected option life of 10 years.

     The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.

     The Company has deferred compensation agreements which provide retirement and death benefits to certain key employees. The expense recognized under these agreements was $265,000, $152,000 and $170,000 in 2004, 2003 and 2002, respectively.

     The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 10% matching contribution to the plan. The Company’s matching contribution for 2004 totaled $47,000, or 25% of eligible participant contributions. For 2003 and 2002 the Company’s matching contribution expense was $40,000 and $39,000, respectively.

     In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company’s common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum were allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. All employee borrowings were used exclusively to purchase shares of the Company’s common stock and accrue interest at the rate of 3% annually until paid in full. Interest is payable quarterly until December 31, 2006 at which time the entire unpaid principal amount and unpaid interest will be due. In the event that a participant receives bonus compensation from the Company, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant’s loan may be declared due and payable upon termination of a participant’s employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized was $1,000,000. As of January 2, 2005 notes receivable under the Loan Program totaled $471,000. This amount has been reported as a reduction from the Company’s stockholders’ equity.

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

Note H — Employee Stock Ownership Plan

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

     The Company has made a contribution to the ESOP in each calendar year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996, when no contribution was made, and 2000 and 2001, when only the interest component of the contribution was made. Compensation expense of $178,000 was recorded with respect to the 2004 ESOP contribution. The terms of the ESOP note, as amended, call for interest to be paid at an annual rate of 8% and for the ESOP note’s remaining principal of $192,000 to be repaid during fiscal 2005.

     All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant’s account to vest. Allocation of stock is made to participants’ accounts as the ESOP’s loan is repaid and is in proportion to each participant’s compensation for each year. A total of 32,985 shares remain unallocated as of January 2, 2005.

     For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

Note I — Shareholder Rights Plan

     The Company’s Board of Directors has adopted a shareholder rights plan intended to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics, by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.

     The shareholder rights plan is a plan by which the Company has distributed rights (“Rights”) to purchase (at the rate of one Right per share of common stock) one-hundredth of a share of no par value Series A Junior Preferred (a “Unit”) at an exercise price of $12.00 per Unit. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the Rights “flip-in” and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the “flip-in” will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would “flip-over” and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire May 16, 2009. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

     During 1999, the shareholder rights plan was amended by altering the definition of “acquiring person” to specify that Solidus LLC, predecessor to Solidus Company, and its affiliates shall not be or become an acquiring person as the result of its acquisition of Company stock in excess of 20% or more of Company common stock outstanding. E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company.

Note J — Commitments and Contingencies

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to twelve years. The total estimated amount of lease payments remaining on these 28 leases at January 2, 2005 was approximately $4.1 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real and personal property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 29 leases at January 2, 2005, was approximately $3.1 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of January 2, 2005, was approximately $1.4 million.

     In September of 2004, a lawsuit was filed in the U.S. District Court for the Middle District of Tennessee against the Company by the Equal Employment Opportunity Commission alleging that under Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 the Company engaged in unlawful employment practices in two of its restaurants by discriminating against male applicants who were denied employment as bartenders based upon their gender. The lawsuit seeks to compensate those applicants who were allegedly harmed by the Company’s practices, seeks injunctive relief against the Company to prevent it from engaging in such practices, and requests that the Company implement and carry out policies which provide equal employment opportunities for male applicants for employment so that the alleged unlawful employment practices would be eradicated. The Company denies all liability with respect to this claim, believes it is without merit and intends to defend it vigorously. The Company has not provided for any liability with respect to this claim as management believes ultimate loss is not probable. However, the Company could incur expenses relating to this matter which could materially adversely affect its results of operations and there exists the risk that an adverse judgment in this claim, the amount of which cannot be estimated, could have a material adverse effect on the Company’s financial condition or results of operations.

     In October of 2004, suit was filed in the United States District Court for the Northern District of Georgia by a former employee of the Company who alleged violation of his civil rights under the Americans With Disabilities Act of 1990 (“ADA”) for failing to exercise reasonable accommodation for his disability, for terminating and retaliating against him because of his disability and because he exercised his rights under the ADA, and for disclosing his disabilities to others without his consent. The suit sought compensation and punitive damages for the plaintiff in unspecified amounts, injunctive relief prohibiting the Company from engaging in disability discrimination under the ADA, and an order that the Company institute and carry out policies, practices and programs to provide equal employment opportunity. This claim was settled out of court for a nominal amount in January of 2005.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note K — Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities included the following:

	January 2	December 28
	2005	2003
Taxes, other than income taxes	$1,630,000	$1,420,000
Salaries, wages and vacation pay	908,000	1,101,000
Insurance	240,000	266,000
Interest	206,000	160,000
Bonus compensation	612,000	262,000
Credit card processing fees	331,000	368,000
Accrued property and equipment additions	—	375,000
Other	966,000	1,223,000

	$4,893,000	$5,175,000

Note L – Goodwill and Other Intangible Assets

     During 2002, the Company determined that the goodwill associated with the acquisition of its original restaurant was impaired and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” recorded as a cumulative effect of change in accounting principle a write-off of its goodwill balance in the amount of $171,000, on which the Company recognized no tax benefit.

     The remaining intangible assets recorded on the accompanying consolidated balance sheet at January 2, 2005 include deferred loan costs and other intangible assets with finite lives and are scheduled to be amortized over their estimated useful lives as follows: 2005 - $109,000; 2006 - $80,000; 2007- $64,000; 2008 - $54,000; 2009 - $53,000.

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

     In August 2003, Solidus and the Company executed the First Amendment to Stock Purchase and Standstill Agreement. Under the terms of this agreement, the Company authorized Solidus to pledge the common stock of the Company previously acquired as collateral security for the payment and performance of Solidus’ obligations under a credit agreement with a bank. In the event that Solidus defaults on its obligations to the bank, and such default results in the need to liquidate the related collateral, the bank is required to give the Company written notice of the number of shares it intends to sell and the price at which such shares are to be sold. The Company has the exclusive right within the first 30 days subsequent to receipt of such written notice to purchase all or any portion of the shares subject to sale and, should the Company decline to purchase any of the applicable shares, the bank may sell such shares over the ensuing 50 days on terms no more favorable than the terms stated in the written notice referred to above.

Note N – Share Repurchase Program

     The Company has periodically made purchases of its common stock under a repurchase program authorized by the Company’s Board of Directors based on the belief that share repurchases at a significant discount to book value were a sound use of the Company’s capital resources. The total authorized purchases under this program are $2,000,000. From June 2001 through May 14, 2003, the Company repurchased approximately 535,000 shares at a cost of approximately $1,555,000, an average cost of $2.91 per share. All such shares have been retired. The Company generally does not repurchase shares following the end of a fiscal quarter until after results for the quarter have been publicly announced.

Unaudited Quarterly Results of Operations

     The following is a summary of the quarterly results of operations for the years ended January 2, 2005 and December 28, 2003 (in thousands, except per share amounts):

		2004 Quarters Ended
	March 28	June 27	September 26	January 2
Net sales	$30,789	$29,847	$28,794	$33,488
Operating income	$1,918	$1,350	$893	$2,321
Net income	$948	$576	$265	$3,033	(1)
Basic earnings per share	$.15	$.09	$.04	$.47
Diluted earnings per share	$.14	$.09	$.04	$.45

		2003 Quarters Ended
	March 30	June 29	September 28	December 28
Net sales	$26,450	$26,415	$25,832	$28,362
Operating income	$1,485	$1,172	$587	$947
Net income (3)	$631	$393	$178	$2,078	(2)
Basic earnings per share	$.10	$.06	$.03	$.32
Diluted earnings per share	$.09	$.06	$.03	$.31

(1)	Includes favorable adjustment of $1,531 related to a reduction of the valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”.

(2)	Includes favorable adjustment of $1,475 related to a reduction of the valuation allowance for deferred income tax assets in accordance with SFAS No. 109.

(3)	Net income reflects expense during the second, third and fourth quarters of 2003 in the amounts of $122, $207 and $223, respectively, related to an option award which was accounted for as a variable stock option award during such periods.

            Note: The fourth quarter of 2004 includes 14 weeks, while all other quarters presented include 13 weeks.

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

     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

     The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of the Board of Directors and the Company’s officers, including its Chief Executive Officer and Chief Financial Officer. You can access the Company’s Code of Business Conduct and Ethics on its website at www.jalexanders.com or request a copy by writing to the following address: J. Alexander’s Corporation, Suite 260, 3401 West End Avenue, Nashville, Tennessee 37203. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Item 11. Executive Compensation

     The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

     The information required under this item is incorporated herein by reference to the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Item 8.

(a)(2)	The information required under Item 15, subsection (a)(2) is set forth in a supplement filed as part of this report beginning on page F-1.

(a)(3)	Exhibits:

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3)(b)	Restated Bylaws as currently in effect. (Exhibit 3(b) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(a)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4)(b)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(c)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(d)	Amendment to Rights Agreement dated May 14, 2004, by and between Registrant and SunTrust Bank (Exhibit 4(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 28, 2004 is incorporated herein by reference).

(4)(e)	Stock Purchase and Standstill Agreement dated March 22, 1999, by and between the Registrant and Solidus, LLC. (Exhibit 4(e) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(f)	First Amendment to Stock Purchase and Standstill Agreement (Exhibit 4(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 28, 2003, is incorporated herein by reference).

(10)(a)	Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(b)*	Employee Stock Ownership Plan, as amended and restated, effective January 1, 1997 and executed February 25, 2002 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K for the year ended December 30, 2001 is incorporated herein by reference).

(10)(c)	Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(d)	Amended and Restated Secured Promissory Note dated November 30, 2000 from the J. Alexander’s Corporation Employee Stock Ownership Trust to Registrant (incorporated by reference to Exhibit (10)(u) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(f)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(g)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(h)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(i)*	Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 15, 2001, is incorporated herein by reference).

(10)(j)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(k)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(l)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(m)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(n)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(o)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(p)*	2004 Equity Incentive Plan (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 28, 2004, is incorporated herein by reference).

(10)(q)*	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(r )*	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(s)*	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(t)*	1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

(10)(u)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(v)	Line of Credit Note dated May 12, 2003, by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(w)*	First Amendment to Employee Stock Ownership Plan (Exhibit (10)(s) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(x)*	Second Amendment to Employee Stock Ownership Plan (Exhibit (10)(t) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(y)	First Amendment to Loan Agreement, dated January 20, 2004 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(z)	Amended and Restated Line of Credit Note, dated January 20, 2004 (Exhibit (10)(v) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(aa)*	2005 Executive Salaries

(21)	List of subsidiaries of Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(23.2)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes executive compensation plan or arrangement.

(b) Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

( c) Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: 4/15/05	By:	/s/Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/Lonnie J. Stout II	Chairman, President, Chief Executive Officer	4/15/05

Lonnie J. Stout II	and Director (Principal Executive Officer)

/s/R. Gregory Lewis	Vice President and Chief Financial Officer	4/15/05

R. Gregory Lewis	(Principal Financial Officer)

/s/Mark A. Parkey	Vice President and Controller	4/15/05

Mark A. Parkey	(Principal Accounting Officer)

/s/E. Townes Duncan	Director	4/15/05

E. Townes Duncan

/s/Garland G. Fritts	Director	4/15/05

Garland G. Fritts

/s/J. Bradbury Reed	Director	4/15/05

J. Bradbury Reed

/s/Joseph N. Steakley	Director	4/15/05

Joseph N. Steakley

/s/Brenda B. Rector	Director	4/15/05

Brenda B. Rector

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(2)

FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

FISCAL YEAR ENDED JANUARY 2, 2005

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

NASHVILLE, TENNESSEE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other Accounts	Deductions-	at End
Description	of Period	Expenses		Describe	Describe	of Period
Year ended January 2, 2005:
Valuation allowance for deferred tax assets	3,551,000	$(1,632,000	)(1)	$0	$0	$1,919,000
Year ended December 28, 2003:
Valuation allowance for deferred tax assets	$4,931,000	$(1,380,000	)(2)	$0	$0	$3,551,000
Year ended December 29, 2002:
Valuation allowance for deferred tax assets	$4,554,000	$377,000	(3)	$0	$0	$4,931,000

(1)	Includes a $1,531,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(2)	Includes a $1,475,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(3)	Includes a $1,200,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

J. ALEXANDER’S CORPORATION

EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description

(10)(aa)	2005 Executive Salaries

(21)	List of subsidiaries of Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm

(23.2)	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.