Form 10-Q
period 2005-04-03
ALEXANDERS J CORP
filed 2005-05-18
CIK 103884

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number 1-8766

J. ALEXANDER’S CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0854056 (I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

     Common Stock Outstanding – 6,471,699 shares at May 17, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited dollars in thousands, except per share amount)

	April 3	January 2
	2005	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,089	$7,495
Accounts and notes receivable	141	177
Inventories	1,148	1,132
Deferred income taxes	1,327	1,327
Prepaid expenses and other current assets	970	1,191

TOTAL CURRENT ASSETS	10,675	11,322

OTHER ASSETS	1,180	1,122

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $34,860 and $33,990 at April 3, 2005, and January 2, 2005, respectively	72,109	72,425

DEFERRED INCOME TAXES	3,236	3,236

DEFERRED CHARGES, less amortization	789	814

	$87,989	$88,919

	April 3	January 2
	2005	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,703	$2,415
Accrued expenses and other current liabilities	4,309	4,893
Unearned revenue	2,037	2,680
Current portion of long-term debt and obligations under capital leases	778	769

TOTAL CURRENT LIABILITIES	8,827	10,757

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	23,810	24,017

OTHER LONG-TERM LIABILITIES	4,794	4,543

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,461,532 and 6,460,199 shares at April 3, 2005, and January 2, 2005, respectively	324	324
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,315	34,312
Retained earnings	16,578	15,629

	51,217	50,265

Note receivable – Employee Stock Ownership Plan	(192)	(192)
Employee notes receivable – 1999 Loan Program	(467)	(471)

TOTAL STOCKHOLDERS’ EQUITY	50,558	49,602

	$87,989	$88,919

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 3	March 28
	2005	2004
Net sales	$32,154	$30,789

Costs and expenses:
Cost of sales	10,764	10,201
Restaurant labor and related costs	9,990	9,668
Depreciation and amortization of restaurant property and equipment	1,188	1,153
Other operating expenses	6,221	5,660

Total restaurant operating expenses	28,163	26,682

General and administrative expenses	2,290	2,189

Operating income	1,701	1,918
Other income (expense):
Interest expense, net	(462)	(529)
Other, net	11	18

Total other expense	(451)	(511)

Income before income taxes	1,250	1,407
Income tax provision	(301)	(459)

Net income	$949	$948

Basic earnings per share	$.15	$.15

Diluted earnings per share	$.14	$.14

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	April 3	March 28
	2005	2004
Net cash provided by operating activities:
Net income	$949	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,209	1,171
Decrease in receivable from landlord for tenant improvement allowance	—	497
Changes in other working capital accounts	(1,670)	(1,124)
Other operating activities	320	267

	808	1,759

Net cash used in investing activities:
Purchase of property and equipment	(956)	(944)
Other investing activities	(66)	(76)

	(1,022)	(1,020)

Net cash provided by (used in) financing activities:
Payments on debt and obligations under capital leases	(198)	(181)
Proceeds from equipment financing note	—	750
Proceeds under bank line of credit agreement	—	408
Payments under bank line of credit agreement	—	(894)
Other	6	44

	(192)	127

Increase (decrease) in cash and cash equivalents	(406)	866

Cash and cash equivalents at beginning of period	7,495	1,635

Cash and cash equivalents at end of period	$7,089	$2,501

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A – BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2005 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) annual report on Form 10-K for the fiscal year ended January 2, 2005.

     Net income and comprehensive income are the same for both periods presented.

NOTE B – EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	April 3	March 28
(In thousands, except per share amounts)	2005	2004
Numerator:
Net income (numerator for basic earnings per share)	$949	$948
Effect of dilutive securities	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$949	$948

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,461	6,438
Effect of dilutive securities:
Employee stock options	322	365

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,783	6,803

Basic earnings per share	$.15	$.15

Diluted earnings per share	$.14	$.14

     The calculations of diluted earnings per share exclude stock options for the purchase of 109,000 shares of the Company’s common stock and 86,000 shares of common stock for the quarters ended April 3, 2005 and March 28, 2004, respectively, because the exercise prices of the options were greater than the average market price of the common stock for the applicable periods and the effect of their inclusion would be antidilutive.

NOTE C – INCOME TAXES

     Income tax expense for the first quarter of 2005 has been provided for based on an estimated 24.1% effective tax rate expected to be applicable for the full 2005 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

NOTE D – STOCK BASED COMPENSATION

     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award, included a provision whereby the exercise price increased annually as long as the option remained unexercised and therefore was accounted for as a variable stock option award. The Company’s board of directors fixed the exercise price of this option at $3.94 on May 25, 2004. As a result, no additional compensation expense will be recognized with respect to this option grant subsequent to May 25, 2004. Compensation expense of $77,000 was recognized in connection with this option in the first three months of 2004.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to stock-based employee compensation:

	Quarter Ended
(In thousands, except per share amounts)	April 3, 2005	March 28, 2004
Net income, as reported	$949	$948
Add: Compensation expense related to variable stock option award, net of related tax effects	—	77
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(34)	(30)

Pro forma net income	$915	$995

	Quarter Ended
(In thousands, except per share amounts)	April 3, 2005	March 28, 2004
Net income per share:
Basic, as reported	$.15	$.15
Basic, pro forma	$.14	$.15
Diluted, as reported	$.14	$.14
Diluted, pro forma	$.13	$.15
Weighted average shares used in computation:
Basic	6,461	6,438
Diluted	6,783	6,803

     For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense primarily over the vesting period.

NOTE E – COMMITMENTS AND CONTINGENCIES

     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eleven years. The total estimated amount of lease payments remaining on these 28 leases at April 3, 2005 was approximately $4.3 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at April 3, 2005, was approximately $2.9 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of April 3, 2005, was approximately $1.5 million.

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

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates for SFAS 123R, which the Company will now be required to adopt in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is assessing SFAS No. 123R and has not determined the impact that adoption of this statement will have on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu designed to appeal to a wide variety of tastes. J. Alexander’s restaurants compete in the restaurant industry by placing special emphasis on high food quality and high levels of professional service offered in an attractive environment. J. Alexander’s typically does no advertising and relies on each restaurant to increase sales through building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving same store sales increases over time using this strategy. At April 3, 2005, the Company owned and operated 27 J. Alexander’s restaurants in 12 states.

     For the first quarter of 2005, the Company’s operating income decreased by $217,000 and income before income taxes decreased by $157,000 compared to the first quarter of 2004. These decreases included the effects of higher food costs and other restaurant operating expenses compared to the same quarter of the previous year. Further, because the first fiscal quarter of 2005 began on January 3, 2005 and did not include the favorable effects on sales and profits of the 2005 New Year’s holiday period, comparisons of operating results to the first quarter of 2004, which did include the New Year’s holidays for that year, were negatively effected. The effect of a lower estimated effective income tax rate for 2005 offset the decrease in income before income taxes, and net income for the quarter was approximately the same as reported for the first quarter of 2004.

     Same store sales comparisons, which exclude the effect of newer restaurants and compare the results of the same base of restaurants for comparable periods, are commonly used to measure sales performance in the restaurant industry and the Company’s management believes that same store sales performance is an important factor in assessing the performance of the Company’s restaurant operations. For the first quarter of 2005, the Company’s average weekly same store sales per restaurant increased 4.1% compared to the first quarter of 2004. Management estimates the increase would have been 4.8% if the favorable effect on sales of the New Year’s holiday were excluded from the prior year quarter. Management attributes this increase to continued emphasis on providing high quality food and professional service, a generally favorable restaurant industry environment and the effect of menu price increases. However, management believes that because of increases in menu prices, guest counts declined by approximately 2% for the most recent quarter compared to the first quarter of 2004.

     In order to reduce cost of sales as a percentage of net sales and improve operating margins, and in connection with an upgrade of the Company’s beef program, in April of 2005 the Company increased prices for selected menu items and changed its menu pricing format to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can now be added for an additional charge of $4.00. Management is pleased with the initial results of these changes and believes the changes are generally having the desired effect. Management expects same store sales to continue to increase in 2005 as a result of the effect of menu price increases and continued excellence in restaurant operations. However, some additional guest count losses are expected in 2005 and there can be no assurance that same store sales will not be negatively affected.

     The Company currently plans to open one new restaurant in 2005. While no pre-opening expense was incurred in the first quarters of 2005 or 2004, the Company will incur pre-opening costs during 2005 in connection with the opening of this new restaurant. Also most of the Company’s new restaurants incur operating losses during their early months of operation which can have a significant impact on the Company’s operating results.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 3	March 28
	2005	2004
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	33.5	33.1
Restaurant labor and related costs	31.1	31.4
Depreciation and amortization of restaurant property and equipment	3.7	3.7
Other operating expenses	19.3	18.4

Total restaurant operating expenses	87.6	86.7

General and administrative expenses	7.1	7.1

Operating income	5.3	6.2
Other income (expense):
Interest expense, net	(1.4)	(1.7)
Other, net	—	.1

Total other income (expense)	(1.4)	(1.7)

Income before income taxes	3.9	4.6
Income tax provision	(.9)	(1.5)

Net income	3.0%	3.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	27	27

Weighted average weekly sales per restaurant:
All restaurants	$91,400	$87,400
% Increase	+4.6%
Same store restaurants (1)	$93,600	$89,900
% Increase	+4.1%

(1)	Includes the twenty-five restaurants open for more than 18 months.

Net Sales

     Net sales increased by $1,365,000, or 4.4%, to $32,154,000 for the first quarter of 2005 from $30,789,000 for the same period of 2004. Same store sales averaged $93,600 per week on a base of 25 restaurants during the quarter ended April 3, 2005, an increase of 4.1% compared to $89,900 per week during the comparable period of 2004.

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

     Management estimates the average check per guest, excluding alcoholic beverage sales, was $17.36 for the first quarter of 2005, representing an increase of 6.2% compared to $16.35 for the first quarter of 2004. Menu prices for the first quarter of 2005 increased by an estimated 4.8% compared to the same period in 2004. The Company estimates that customer traffic (guest counts) on a same store basis decreased by approximately 2% in the first quarter of 2005 compared to the corresponding period of 2004.

     Management believes that continuing to increase sales volumes in the Company’s restaurants is a significant factor in improving the Company’s profitability. Management intends to maintain a conservative new restaurant development rate of generally one or two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants, while maintaining its pursuit of operational excellence.

Costs and Expenses

     Total restaurant operating expenses increased to 87.6% of sales in the first quarter of 2005 from 86.7% in the corresponding period of 2004 due to higher cost of sales and other operating expenses.

     Cost of sales increased to 33.5% of net sales in the first quarter of 2005 from 33.1% in the corresponding period of 2004, as menu price increases and reductions in poultry prices did not offset, as a percentage of net sales, higher input costs for beef.

     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% to 30% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Due to higher prices in the beef market during 2003 and early 2004, prices under the Company’s beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14%. Beef prices under the Company’s most recent beef pricing agreement which was effective in March of 2005 increased by an estimated additional 7% to 8% over those under the previous agreement. A portion of the increase under the new pricing agreement is due to the Company upgrading its beef program to serve only Certified Angus Beef® in all of its restaurants.

     Restaurant labor and related costs decreased to 31.1% of net sales in the first quarter of 2005 from 31.4% of net sales for the same period of 2004. Because of the nature of J. Alexander’s operations and the Company’s emphasis on providing high quality food and outstanding levels of service, much of the labor scheduled for overseeing restaurant operations, for preparing food, and for staffing the service areas of the restaurants is relatively fixed in nature within broad ranges of sales for each restaurant. As a result, increases in net sales in the first quarter of 2005 did not result in proportionate increases in labor costs and labor costs as a percentage of sales decreased. Reductions in certain benefit costs also contributed to the decrease.

     Other operating expenses increased to 19.3% of net sales during the first quarter of 2005 from 18.4% of net sales during the same period of 2004. This increase was due primarily to increases in credit card processing fees, repairs and maintenance costs, paper supplies, china and smallwares costs, laundry and linen expense, general liability insurance expense and certain other operating expense categories.

General and Administrative Expenses

     General and administrative expenses, which include supervisory costs and expenses, management training and relocation costs, and other costs above the restaurant level, increased by approximately $100,000 for the first quarter of 2005 over the corresponding period of 2004. This represented an increase of 4.6% which was generally in line with the Company’s rate of sales growth. General and administrative expenses were 7.1% of net sales for the first quarters of both 2005 and 2004.

Other Income (Expense)

     Net interest expense decreased by $67,000 in the first quarter of 2005 compared to the first quarter of 2004 due to more investment income earned on higher levels of invested funds and to lower interest expense due to reductions in debt balances.

Income Taxes

     The Company’s estimated effective income tax rate of 24.1% for 2005 is lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits expected to be earned and recognized by the Company for the year partially offset by state income taxes . The estimated effective income tax rate for 2005 is also lower than the rate used for the first quarter of 2004 primarily because of the nature of the valuation allowance maintained for FICA tip credits and certain other deferred tax assets during 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service obligations. The Company has met these needs and maintained liquidity in recent years primarily by use of cash flow from operations, use of bank lines of credit, and through proceeds received from a mortgage loan in 2002.

     The Company had cash flow from operations totaling $808,000 and $1,759,000 during the first quarters of 2005 and 2004, respectively. The 2004 amount included the receipt of a landlord tenant improvement allowance of approximately $500,000 related to a restaurant opened in the fourth quarter of 2003. Cash and cash equivalents on hand at April 3, 2005 were $7,089,000. The Company currently plans to open one new restaurant in 2005 and management estimates that capital expenditures for the year will be approximately $7 million. Capital expenditures in 2005 for the development of any new restaurants in addition to the restaurant currently planned are dependent upon the timing and success of management’s efforts to locate acceptable sites and would be in addition to the estimate above. Management believes cash and cash equivalents on hand combined with cash flow from operations for the year will be adequate to meet the Company’s financing needs for 2005.

     The Company maintains a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line, which restricts additional borrowing outside of the line, is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. There were no borrowings under the line as of April 3, 2005.

     Management’s long-term growth plans call for opening one or two restaurants per year for the next several years and management does not believe that these growth plans will be constrained due to lack of capital resources. However, to supplement its other sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.

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

     The Company was in compliance with the financial covenants of its debt agreements as of April 3, 2005. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under these credit facilities could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

     As of May 17, 2005, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note E “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     In the ordinary course of business, the Company routinely executes contractual agreements for cleaning services, linen usage, trash removal and similar type services. Whenever possible, these agreements are limited to a term of one year or less and often contain a provision allowing the Company to terminate the agreement upon providing a 30 day written notice. Subsequent to January 2, 2005, there have been a number of agreements of the nature described above executed by the Company. None of them, individually or collectively, would be considered material to the Company’s financial position or results of operations in the event of termination prior to the scheduled term.

     The only contractual obligation entered into during the first quarter of 2005 considered significant to the Company was the Company’s annual beef pricing agreement, which was renewed effective March 7, 2005. Under terms of the agreement, if the Company’s supplier has contracted for specific products, the Company is obligated to purchase such products. As of March 7, 2005, the Company’s supplier was under contract to purchase approximately $14.4 million of beef related to the Company’s annual pricing agreement which expires March 6, 2006.

     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of April 3, 2005, is as follows:

Wendy’s restaurants (39 leases)	$5,800,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	2,900,000

Total contingent liability related to assigned leases	$8,700,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, property and equipment, impairment of long-lived assets, lease accounting, self-insurance accrual, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In 2002, the Company completed its third consecutive profitable year, with pre-tax income increasing significantly over the previous year. In addition the Company had recorded significant increases in operating income in four of the five years from 1998 through 2002 and had reached a size and experience level which management believed made it less likely that an unsuccessful new restaurant would have a significant effect on consolidated operating results. Because of these factors, management further assessed the likelihood of realization of its deferred tax assets, using as its principal basis its forecast of future taxable income for the following two years adjusted by applying varying probability factors to the achievement of this forecast. As the result of this assessment, the beginning of the year valuation allowance was reduced by $1,200,000 in the fourth quarter of 2002, with a corresponding credit to deferred income tax expense. In 2003, after achieving pretax income in excess of $2,000,000 for two consecutive years, management performed a similar analysis but extended its outlook for the following three years and determined that an additional $1,475,000 of deferred tax assets were more likely than not going to be realized. As a result of this analysis, the beginning of the year valuation allowance was reduced by $1,475,000 in the fourth quarter of 2003, with a corresponding credit to deferred income tax expense.

In performing its evaluation of the need for a valuation allowance with respect to deferred tax assets in 2004, management gave consideration to the higher level of pre-tax income achieved in 2004 as compared to recent years and to the fact that the Company was profitable for the five fiscal years 2000 through 2004. Based on these historical results and on its assessment of the Company’s expected future profitability adjusted by varying probability factors, management concluded that a valuation allowance was needed only for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for $262,000 of tax assets related to state net operating loss carryforwards, the use of which involves considerable uncertainty. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized. As a result of this assessment, the Company reduced the beginning of the year tax valuation allowance by $1,531,000 in the fourth quarter of 2004, with a corresponding credit to deferred income tax expense.

Failure to achieve projected taxable income could affect the ultimate realization of the net deferred tax assets. Because of the uncertainties discussed above, there can be no assurance that management’s estimates of future taxable income will be achieved and that there could not be a subsequent increase in the valuation allowance. It is also possible that the Company could generate taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its deferred tax assets.

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

Impairment of Long-Lived Assets: When events and circumstances indicate that long-lived assets – most typically assets associated with a specific restaurant - might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions, which are subject to a high degree of judgment, relative to the restaurant’s future period of operation, sales performance, cost of sales, labor and operating expenses. The resulting forecast of undiscounted cash flows represents management’s estimate based on both historical results and management’s expectation of future operations for that particular restaurant. To date, all of the Company’s long-lived assets have been determined to be recoverable based on management’s estimates of future cash flows.

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

Under the provisions of certain of the Company’s leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Rent expense incurred during the construction period is capitalized as a component of property and equipment. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is accrued when it is deemed probable that percentage rent will exceed the minimum rent per the lease agreement. Allowances for tenant improvements received from the lessor are recorded as adjustments to rent expense over the term of the lease.

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

Self-Insurance Accrual: At April 3, 2005 and January 2, 2005, the Company’s accruals for self-insured group medical obligations totaled $25,000 and $76,000, respectively, and were included in the condensed consolidated balance sheet caption “Accrued expenses and other current liabilities”. The liability for claims incurred but not paid, which includes claims incurred but not reported and claims reported but not paid, is an undiscounted amount calculated by applying a factor to the total of all claims incurred and paid during a particular fiscal year. The factor is an estimate prepared by management and is based primarily on the Company’s historical experience relative to actual claims paid for a particular year in years following the year in which the claim was incurred. Effective at the beginning of fiscal 2005, the Company’s group medical benefits provided to employees are fully insured by a third party.

      The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

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

J. ALEXANDER’S CORPORATION
Date: May 17, 2005	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2005	/s/ R. Gregory Lewis
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