Form 10-Q
period 2005-07-03
ALEXANDERS J CORP
filed 2005-08-17
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended            July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Yes ☐ No ☑
     Common Stock Outstanding — 6,501,082 shares at August 17, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited dollars in thousands, except per share amount)

	July 3	January 2
	2005	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,968	$6,129
Accounts and notes receivable	1,572	2,178
Inventories	1,200	1,132
Deferred income taxes	1,327	1,327
Prepaid expenses and other current assets	1,499	1,191

TOTAL CURRENT ASSETS	12,566	11,957

OTHER ASSETS	1,192	1,122

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $35,846 and $33,990 at July 3, 2005, and January 2, 2005, respectively	72,679	72,425

DEFERRED INCOME TAXES	3,236	3,236

DEFERRED CHARGES, less amortization	775	814

	$90,448	$89,554

	July 3	January 2
	2005	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,641	$3,050
Accrued expenses and other current liabilities	4,018	4,893
Unearned revenue	1,890	2,680
Current portion of long-term debt and obligations under capital leases	745	769

TOTAL CURRENT LIABILITIES	10,294	11,392

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	23,610	24,017

OTHER LONG-TERM LIABILITIES	4,914	4,543

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,482,948 and 6,460,199 shares at July 3, 2005, and January 2, 2005, respectively	325	324
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,368	34,312
Retained earnings	17,562	15,629

	52,255	50,265

Note receivable — Employee Stock Ownership Plan	(192)	(192)
Employee notes receivable — 1999 Loan Program	(433)	(471)

TOTAL STOCKHOLDERS’ EQUITY	51,630	49,602

	$90,448	$89,554

     See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 3	June 27	July 3	June 27
	2005	2004	2005	2004
Net sales	$30,953	$29,847	$63,107	$60,636
Costs and expenses:
Cost of sales	10,104	10,194	20,868	20,395
Restaurant labor and related costs	9,791	9,318	19,781	18,986
Depreciation and amortization of restaurant property and equipment	1,198	1,161	2,386	2,314
Other operating expenses	5,866	5,647	12,087	11,307

Total restaurant operating expenses	26,959	26,320	55,122	53,002

General and administrative expenses	2,326	2,177	4,616	4,366

Operating income	1,668	1,350	3,369	3,268
Other income (expense):
Interest expense, net	(447)	(527)	(909)	(1,056)
Other, net	75	14	86	32

Total other expense	(372)	(513)	(823)	(1,024)

Income before income taxes	1,296	837	2,546	2,244
Income tax provision	(312)	(261)	(613)	(720)

Net income	$984	$576	$1,933	$1,524

Earnings per share:
Basic earnings per share	$.15	$.09	$.30	$.24

Diluted earnings per share	$.14	$.09	$.28	$.22

     See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	July 3	June 27
	2005	2004
Net cash provided by operating activities:
Net income	$1,933	$1,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,429	2,351
Decrease in receivables from credit card issuers	606	254
Decrease in receivable from landlord for tenant improvement allowance	—	497
Changes in other working capital accounts	(2,957)	(1,181)
Other operating activities	495	496

	2,506	3,941

Net cash used by investing activities:
Purchase of property and equipment	(2,787)	(1,609)
Other investing activities	(82)	(65)

	(2,869)	(1,674)

Net cash provided (used) by financing activities:
Payments on debt and obligations under capital leases	(431)	(371)
Proceeds from equipment financing note	—	750
Proceeds under bank line of credit agreement	—	408
Payments under bank line of credit agreement	—	(894)
Reduction of employee notes receivable — 1999 Loan Program	38	26
Increase (decrease) in bank overdraft	1,538	(1,203)
Exercise of stock options	57	38

	1,202	(1,246)

Increase in cash and cash equivalents	839	1,021

Cash and cash equivalents at beginning of period	6,129	872

Cash and cash equivalents at end of period	$6,968	$1,893

     See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2005 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 3, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) annual report on Form 10-K for the fiscal year ended January 2, 2005.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — ACCOUNTS RECEIVABLE
     The Company receives payment from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of the credit card transaction. Historically, these amounts were treated as in-transit cash deposits. Effective July 3, 2005, these amounts have been classified as accounts receivable for all periods presented and the Condensed Consolidated Statement of Cash Flows for the six months ended June 27, 2004 has been reclassified to reflect the impact of this presentation. Accounts receivable related to credit card transactions were as follows at the following dates (in thousands):

July 3, 2005	$1,395
January 2, 2005	$2,001
June 27, 2004	$1,712
December 28, 2003	$1,966
NOTE C — CASH OVERDRAFT
     As a result of maintaining a consolidated cash management system and, in part, due to the reclassification of the credit card transactions discussed in Note B above, the Company maintains an overdraft position at its primary bank at various times throughout the year. Overdraft balances, which were included in accounts payable for all periods presented, were as follows at the following dates (in thousands):

July 3, 2005	$2,173
January 2, 2005	$635
June 27, 2004	$0
December 28, 2003	$1,203
The January 2, 2005 Condensed Consolidated Balance Sheet has been reclassified to reflect the overdraft at that date, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 27, 2004 has been reclassified to give effect to the overdraft at December 28, 2003.
NOTE D — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 3	June 27	July 3	June 27
(In thousands, except per share amounts)	2005	2004	2005	2004
Numerator:
Net income (numerator for basic earnings per share)	$984	$576	$1,933	$1,524
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$984	$576	$1,933	$1,524

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,469	6,443	6,465	6,440
Effect of dilutive securities:
Employee stock options	323	333	323	349

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,792	6,776	6,788	6,789

Basic earnings per share	$.15	$.09	$.30	$.24

Diluted earnings per share	$.14	$.09	$.28	$.22

     The calculations of diluted earnings per share exclude stock options for the purchase of 107,000 shares of the Company’s common stock and 128,000 shares of common stock for the quarters ended July 3, 2005 and June 27, 2004, respectively, because the exercise prices of the options were greater than the average market price of the common stock for the applicable periods and the effect of their inclusion would be anti-dilutive. Options to purchase 108,000 and 107,000 shares of common stock were excluded from the diluted earnings per share calculation for the six months ended July 3, 2005 and June 27, 2004, respectively.
NOTE E — INCOME TAXES
     Income tax expense for the second quarter and first six months of 2005 has been provided for based on a 24.1% effective tax rate expected to be applicable for the full 2005 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax earnings primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

NOTE F — STOCK BASED COMPENSATION
     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award, included a provision whereby the exercise price increased annually as long as the option remained unexercised and therefore was accounted for as a variable stock option award. The Company’s board of directors fixed the exercise price of this option at $3.94 on May 25, 2004. As a result, no additional compensation expense will be recognized with respect to this option grant subsequent to May 25, 2004. Compensation expense included a credit of $59,000 associated with this option grant for the second quarter of 2004 and $18,000 of expense for the first six months of 2004.
     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarter Ended		Six Months Ended
	July 3	June 27	July 3	June 27
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$984	$576	$1,933	$1,524

Add: Compensation expense (benefit) related to variable stock option award, net of related tax effects	—	(59)	—	18
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(34)	(21)	(67)	(51)

Pro forma net income	$950	$496	$1,866	$1,491

Net income per share:
Basic, as reported	$.15	$.09	$.30	$.24
Basic, pro forma	$.15	$.08	$.29	$.23
Diluted, as reported	$.14	$.09	$.28	$.22
Diluted, pro forma	$.14	$.07	$.27	$.22
Weighted average shares used in computation:
Basic	6,469	6,443	6,465	6,440
Diluted	6,792	6,776	6,788	6,789
For purposes of pro forma disclosures, the estimated fair value of stock-based compensation is amortized to expense primarily over the vesting period.
NOTE G — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eleven years. The total estimated amount of lease payments remaining on these 28 leases at July 3, 2005 was approximately $4.0 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at July 3, 2005, was approximately $2.7 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of July 3, 2005, was approximately $1.5 million.
     In September of 2004, a lawsuit was filed in the U.S. District Court for the Middle District of Tennessee against the Company by the Equal Employment Opportunity Commission alleging that under Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 the Company engaged in unlawful employment practices in two of its restaurants by discriminating against male applicants who were allegedly denied employment as bartenders based upon their gender. The lawsuit seeks to compensate those applicants who were allegedly harmed by the Company’s practices, seeks injunctive relief against the Company to prevent it from engaging in such practices, and requests that the Company implement and carry out policies which provide equal employment opportunities for male applicants for employment so that the alleged unlawful employment practices would be eradicated. The Company denies all liability with respect to this claim, believes it is without merit and intends to defend it vigorously. The Company has not provided for any liability with respect to this claim as management believes ultimate loss is not probable. However, the Company could incur expenses relating to this matter which could materially adversely affect its results of operations and there exists the risk that an adverse judgment in this claim, the amount of which cannot be estimated, could have a material adverse effect on the Company’s financial condition or results of operations.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE H — RELATED PARTY SUBSEQUENT EVENT
     E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company (Solidus), the Company’s largest shareholder. On July 31, 2005, the Company entered into an Amended and Restated Standstill Agreement (the Agreement) with Solidus to extend, subject to certain conditions, the existing contractual restrictions on Solidus’ 1,747,846 shares of the Company’s Common Stock until December 1,

2009. The Agreement will continue after January 15, 2006, provided that the Company pays a cash dividend to shareholders of either $0.025 per share each quarter, or $0.10 per share annually. Solidus agreed that it will not seek to increase its ownership of the Company’s Common Stock above 33% of the Common Stock outstanding and that it will not sell or otherwise transfer its Common Stock without the consent of the Company’s Board of Directors; provided that Solidus and its affiliate may sell up to 106,000 shares per twelve-month period beginning December 1, 2006. The Agreement replaces in its entirety the Stock Purchase and Standstill Agreement dated as of March 22, 1999.
     The Agreement was negotiated and approved on behalf of the Company by the Audit Committee of the Board of Directors, which is comprised solely of independent directors, who were advised by independent counsel. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid.
NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates for SFAS 123R, which the Company will now be required to adopt in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is assessing SFAS No. 123R and has not determined the impact that adoption of this statement will have on its results of operations.
     On June 29, 2005, the FASB directed the FASB staff to issue a proposed FASB Staff Position (FSP) to address the accounting for rental costs associated with operating leases that are incurred during a construction period. The guidance in the proposed FSP FAS 13-b provides that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The proposed FSP anticipates an effective date beginning with the first reporting period commencing after September 15, 2005 and a lessee shall cease capitalizing rental costs as of the effective date of the FSP for operating lease arrangements entered into prior to the effective date of the FSP. Retrospective application is proposed to be permitted but not required.
     The proposed FSP is not expected to have a material effect on the Company for 2005. However, for years subsequent to 2005, the effect of the proposed FSP would, if approved, result in the recognition by the Company of rent expense during the period of construction for each new restaurant developed under a ground or building operating lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) owns and operates high volume, upscale casual dining restaurants which offer a contemporary American menu designed to appeal to a wide variety of tastes. J. Alexander’s restaurants compete in the restaurant industry by placing special emphasis on high food quality and high levels of professional service offered in an attractive environment. J. Alexander’s typically does no advertising and relies on each restaurant to increase sales through building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving same store sales increases over time using this strategy. At July 3, 2005, the Company owned and operated 27 J. Alexander’s restaurants in 12 states. One additional restaurant is under construction and is expected to open later in the year.
     Income before income tax increased by $459,000 for the second quarter of 2005 and by $302,000 for the first six months compared to the same periods of 2004. Net income increased by $408,000 for the second quarter and by $409,000 for the first six months of 2005 compared to the corresponding 2004 periods. These improvements were due primarily to increases in net sales and a reduction, particularly in the second quarter of 2005, in cost of sales as a percentage of net sales.
     The Company’s weekly average same store sales for the second quarter and first six months of 2005 increased by 3.6% and 3.8%, respectively, over the corresponding periods of 2004. Management believes that same store sales performance, which is commonly used in the restaurant industry to compare the results of the same base of restaurants for comparable periods, is an important factor in assessing the performance of the Company’s restaurant operations. Management attributes the increases in same store sales in 2005 to continued emphasis on providing high quality food and professional service, the effects of menu price increases and the change in April of 2005 in the menu pricing format for certain of the Company’s entrees as described below.
     In order to reduce cost of sales as a percentage of net sales and improve operating margins, and in connection with an upgrade of the Company’s beef program, in April of 2005 the Company increased prices for selected menu items and changed its menu pricing format to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can now be added for an additional charge of $4.00. Management is generally pleased with the results of these changes and the reductions achieved in cost of sales percentages. However, guest count losses following the changes were somewhat greater than expected, particularly in the Company’s restaurants located in smaller markets, and are of some concern to management. Management expects guest count losses to be in the 1% to 4% range for the next several months and does not expect the Company’s same store sales growth rate to increase significantly during that time. Management believes there could be a slowing in same store sales growth as a result of the menu pricing changes and consumer concerns regarding higher gasoline prices and other matters, and there can be no assurance that same store sales will continue to increase.
     While no pre-opening expense was incurred in the first half of 2005, the Company expects to incur approximately $300,000 of pre-opening costs during the remainder of the year in connection with the opening of a new restaurant which is expected to open in the Fall of 2005. Most of the Company’s new restaurants incur operating losses during their early months of operation and such losses can have a significant impact on the Company’s operating results.
     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	July 3	June 27	July 3	June 27
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	32.6	34.2	33.1	33.6
Restaurant labor and related costs	31.6	31.2	31.3	31.3
Depreciation and amortization of restaurant property and equipment	3.9	3.9	3.8	3.8
Other operating expenses	19.0	18.9	19.2	18.6

Total restaurant operating expenses	87.1	88.2	87.3	87.4

General and administrative expenses	7.5	7.3	7.3	7.2

Operating income	5.4	4.5	5.4	5.4
Other income (expense):
Interest expense, net	(1.4)	(1.8)	(1.4)	(1.7)
Other, net	0.2	—	0.1	0.1

Total other expense	(1.2)	(1.7)	(1.3)	(1.7)

Income before income taxes	4.2	2.8	4.0	3.7
Income tax provision	(1.0)	(0.9)	(1.0)	(1.2)

Net income	3.2%	1.9%	3.1%	2.5%

Note: Certain percentage totals do not sum due to rounding.
Restaurants open at end of period	27	27
Weighted average weekly sales per restaurant:
All restaurants	$88,000	$84,800	$89,700	$86,100
Same store restaurants	$89,000	$85,900	$91,200	$87,900

Net Sales
     Net sales increased by $1,106,000, or 3.7%, and $2,471,000, or 4.1%, for the second quarter and first six months of 2005, respectively, as compared to the same periods of 2004. Same store sales on a base of 27 restaurants averaged $89,000 and $91,200 per week during the second quarter and six months ended July 3, 2005, representing increases of 3.6% and 3.8% compared to the same periods of 2004.
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
     Management estimates the average check per guest, excluding alcoholic beverage sales, was approximately $18.00 for the second quarter and $17.80 for the first six months of 2005. These amounts represent increases of approximately 7.5% and 7.0% over the same periods of the prior year, attributable in part to price increases for some menu items and in part to a change to modified a la carte pricing for other items. The Company estimates that customer traffic (guest counts) on a same store basis decreased by approximately 4.0% and 3.1% during the second quarter and first six months of 2005, respectively, compared to the corresponding periods of 2004.
     Management believes that continuing to increase sales volumes in the Company’s restaurants is a significant factor in improving the Company’s profitability. Management intends to maintain what it believes to be a conservative new restaurant development rate of generally one or two new restaurants per year to allow management to focus intently on improving sales and profits in its existing restaurants, while maintaining its pursuit of operational excellence.
Costs and Expenses
     Total restaurant operating expenses decreased to 87.1% and 87.3% of net sales for the second quarter and first six months of 2005, respectively, compared to 88.2% and 87.4% in the corresponding periods of 2004 due to reductions in cost of sales as a percentage of net sales which more than offset increases in other operating expenses, and in the second quarter restaurant labor and related costs, as a percentage of net sales.
     Cost of sales decreased to 32.6% of net sales in the second quarter of 2005 from 34.2% in the second quarter of 2004 and 33.5% in the first quarter of 2005, and to 33.1% of net sales in the first six months of 2005 from 33.6% in the corresponding period of 2004, due primarily to increases in menu prices and the change in pricing format to modified ala carte pricing for beef and seafood entrees, which together with lower prices paid for poultry more than offset higher costs for beef.

     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% to 30% of this category. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Due to higher prices in the beef market during 2003 and early 2004, prices under the Company’s beef pricing agreement which was effective in March of 2004 increased by an estimated 13% to 14%. Beef prices under the Company’s most recent beef pricing agreement which was effective in March of 2005 increased by an estimated additional 7% to 8% over those under the previous agreement. A portion of the increase under the new pricing agreement was due to the Company upgrading its beef program to serve only Certified Angus Beef® in all of its restaurants.
     Restaurant labor and related costs increased to 31.6% of net sales during the second quarter of 2005 from 31.2% in the same quarter of 2004. Restaurant labor and related costs were 31.3% of net sales for the first six months of both 2005 and 2004. The second quarter increase was due to increases in restaurant management salaries and higher hourly wage rates, including the effect of minimum wage rate increases in two states, and higher benefit costs.
     Depreciation and amortization of restaurant property and equipment represented 3.9% of net sales for the second quarters of both 2005 and 2004 and 3.8% of net sales for the first six months of both years.
     Other operating expenses increased to 19.0% and 19.2% of net sales for the second quarter and first six months of 2005 from 18.9% and 18.6% of net sales for the same periods of 2004. The increase for the second quarter of 2005 was due primarily to increases in the cost of utilities, general liability insurance, paper supplies and laundry and linen expenses, with a significant portion of these increases being offset by lower credit card fees resulting from a change in the Company’s credit card processor. For the first six months of 2005, other operating expenses increased primarily due to increases in the same items as noted for the second quarter, with higher repairs and maintenance expenditures, china and smallwares costs and certain other operating expenses also contributing to the increase.
General and Administrative Expenses
     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled $2,326,000 in the second quarter of 2005 compared to $2,177,000 in the second quarter of 2004, an increase of $149,000, or 6.8%. General and administrative expenses increased by $250,000, or 5.7%, to $4,616,000 during the first six months of 2005 from $4,366,000 during the corresponding period of 2004.
     For the second quarter and first six months of 2005, general and administrative expenses included increases, as compared to the same periods of 2004, in salary and training expense and other personnel related expenses which were partially offset by lower accruals for bonuses for corporate staff. General and administrative expenses for the second quarter of 2005 also increased due to a reduction in non-cash compensation expense in the second quarter of 2004 in connection with a stock option grant accounted for as a variable plan award.
     As a percentage of net sales, general and administrative expenses increased to 7.5% for the second quarter of 2005 from 7.3% in the same period of 2004 and to 7.3% for the first six months of 2005 compared to 7.2% for the comparable period in 2004.
Other Income (Expense)
     Net interest expense decreased during the 2005 periods compared to the corresponding periods of 2004, the result of a reduction in interest expense in 2005 resulting from lower borrowings outstanding and an increase in capitalized interest costs and higher investment income due to higher levels of invested funds and higher interest rates.
Income Taxes
     The Company’s estimated effective income tax rate of 24.1% of income before income taxes for 2005 is lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits expected to be earned and recognized by the Company for the year, with the effect of those credits being partially offset by state income taxes. The estimated effective income tax rate for both the second quarter and first six months of 2005 is also lower than the rates used for the corresponding periods of 2004 primarily due to the Company’s assessment of the valuation allowance maintained for FICA tip credits and certain other deferred tax assets during 2004.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service obligations. Also, the Company currently intends to pay a dividend in early 2006 in order to meet the initial requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder. See Note H to the Condensed Consolidated Financial Statements contained herein. The Company has met its needs and maintained liquidity in recent years primarily by use of cash flow from operations, use of bank lines of credit, and through proceeds received from a mortgage loan in 2002.
     The Company had cash flow from operations totaling $2,506,000 and $3,941,000 during the first six months of 2005 and 2004, respectively. The 2004 amount included the receipt of a landlord tenant improvement allowance of approximately $500,000 related to a restaurant opened in the fourth quarter of 2003. Cash and cash equivalents on hand at July 3, 2005 were $6,968,000. The Company currently plans to open one new restaurant in 2005 and management estimates that capital expenditures for the year will be approximately $7.3 million.
     The Company maintains a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line, which restricts additional borrowing outside of the line, is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. There were no borrowings under the line as of July 3, 2005.
     Management believes cash and cash equivalents on hand combined with cash flow from operations for the year will be adequate to meet the Company’s financing needs for 2005 and that its long-term growth plans for opening one or two restaurants per year for the next several years will not be constrained due to lack of capital resources. However, to supplement its other sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.
     While the Company at times operates with a working capital deficit, management does not believe such deficits impair the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.
     The Company was in compliance with the financial covenants of its debt agreements as of July 3, 2005. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under these credit facilities could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
     As of August 17, 2005, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note G “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
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

     The only contractual obligation entered into during the first six months of 2005 considered significant to the Company was the Company’s annual beef pricing agreement, which was made in the ordinary course of business and renewed effective March 7, 2005. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase such products. As of July 3, 2005, the Company’s supplier was under contract to purchase approximately $9.7 million of beef related to the Company’s annual pricing agreement.
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of July 3, 2005, is as follows:

Wendy’s restaurants (39 leases)	$5,500,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	2,700,000

Total contingent liability related to assigned leases	$8,200,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.
CRITICAL ACCOUNTING POLICIES
     The preparation of the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for income taxes, property and equipment, impairment of long-lived assets, lease accounting, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
In fiscal years 2002 through 2004, the Company continued to assess the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets. Based on the Company’s improved historical results and management assessments of the Company’s expected future profitability adjusted by varying probability factors, the beginning of the year valuation allowances were reduced by $1,200,000, $1,475,000 and $1,531,000 in the fourth quarters of 2002, 2003 and 2004, respectively.
In performing its analysis in 2004, management concluded that a valuation allowance was needed only for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for $262,000 of tax assets related to state net operating loss carryforwards, the use of which involves considerable uncertainty. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
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
     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.
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
     Litigation Could Have a Material Adverse Effect on the Company’s Business. From time to time the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage or other discrimination, harassment or wrongful termination. Any claims may be expensive to defend and could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a materially adverse effect on the Company’s business.
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
     Government Regulation and Licensing May Delay New Restaurant Openings or Affect Operations. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander’s restaurant would adversely affect the net sales for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes. If the Company experiences difficulties in obtaining or fails to obtain required licensing or other regulatory approvals, this delay or failure could delay or prevent the opening of a new J. Alexander’s restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the restaurant. Further, the taking of a restaurant property, or a portion of a restaurant property, by a governmental jurisdiction exercising its right of eminent domain could adversely affect the Company’s results of operations.
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
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to increase sales in certain of its restaurants, especially two of the newer restaurants that are not performing at satisfactory levels; changes in business or economic conditions, including rising food costs and product shortages; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in this report for a description of a number of risks and uncertainties which could affect actual results.
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

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company was held on May 27, 2005.

(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)	At the Annual Meeting conducted May 27, 2005, the shareholders voted on the election of directors. A summary of the votes is as follows:

Directors:	For	Withhold Authority
Duncan	6,003,145	110,903
Fritts	6,021,585	92,463
Rector	6,020,695	93,353
Reed	5,942,845	171,203
Steakley	6,002,595	111,453
Stout	5,918,059	195,959
(d) Not applicable.
Item 6. Exhibits
(a)	Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: August 17, 2005	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2005	/s/ R. Gregory Lewis
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