Form 10-Q
period 2005-10-02
ALEXANDERS J CORP
filed 2005-11-16
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended October 2, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Common Stock Outstanding — 6,529,822 shares at November 16, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	October 2	January 2
	2005	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,044	$6,129
Accounts and notes receivable	1,646	2,178
Inventories	1,167	1,132
Deferred income taxes	1,327	1,327
Prepaid expenses and other current assets	847	1,191

TOTAL CURRENT ASSETS	11,031	11,957

OTHER ASSETS	1,198	1,122

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $36,930 and $33,990 at October 2, 2005, and January 2, 2005, respectively	73,995	72,425

DEFERRED INCOME TAXES	3,236	3,236

DEFERRED CHARGES, less amortization	751	814

	$90,211	$89,554

	October 2	January 2
	2005	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,472	$3,050
Accrued expenses and other current liabilities	4,584	4,893
Unearned revenue	1,716	2,680
Current portion of long-term debt and obligations under capital leases	809	769

TOTAL CURRENT LIABILITIES	9,581	11,392

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	23,406	24,017

OTHER LONG-TERM LIABILITIES	5,043	4,543

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,515,413 and 6,460,199 shares at October 2, 2005, and January 2, 2005, respectively	326	324
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,459	34,312
Retained earnings	17,964	15,629

	52,749	50,265

Note receivable — Employee Stock Ownership Plan	(192)	(192)
Employee notes receivable – 1999 Loan Program	(376)	(471)

TOTAL STOCKHOLDERS’ EQUITY	52,181	49,602

	$90,211	$89,554

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Oct. 2	Sept. 26	Oct. 2	Sept. 26
	2005	2004	2005	2004

Net sales	$30,044	$28,794	$93,151	$89,430
Costs and expenses:
Cost of sales	9,830	9,742	30,698	30,137
Restaurant labor and related costs	9,803	9,374	29,584	28,360
Depreciation and amortization of restaurant property and equipment	1,194	1,170	3,580	3,485
Other operating expenses	6,036	5,693	18,123	16,999

Total restaurant operating expenses	26,863	25,979	81,985	78,981

General and administrative expenses	2,129	1,922	6,745	6,288
Pre-opening expense	115	—	115	—

Operating income	937	893	4,306	4,161
Other income (expense):
Interest expense, net	(421)	(518)	(1,330)	(1,574)
Other, net	12	12	98	44

Total other expense	(409)	(506)	(1,232)	(1,530)

Income before income taxes	528	387	3,074	2,631
Income tax provision	(126)	(122)	(739)	(842)

Net income	$402	$265	$2,335	$1,789

Earnings per share:
Basic earnings per share	$.06	$.04	$.36	$.28

Diluted earnings per share	$.06	$.04	$.34	$.26

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	Oct. 2	Sept. 26
	2005	2004
Net cash provided by operating activities:
Net income	$2,335	$1,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,647	3,536
Decrease in receivables from credit card issuers	472	320
Decrease in receivable from landlord for tenant improvement allowance	—	497
Changes in other working capital accounts	(1,636)	(2,018)
Other operating activities	710	635

	5,528	4,759

Net cash used by investing activities:
Purchase of property and equipment	(4,722)	(2,321)
Other investing activities	(109)	(69)

	(4,831)	(2,390)

Net cash (used) provided by financing activities:
Payments on debt and obligations under capital leases	(571)	(566)
Proceeds from equipment financing note	—	750
Proceeds under bank line of credit agreement	—	408
Payments under bank line of credit agreement	—	(894)
Reduction of employee notes receivable – 1999 Loan Program	95	53
(Decrease) increase in bank overdraft	(455)	1,032
Exercise of employee stock options	149	52

	(782)	835

(Decrease) increase in cash and cash equivalents	(85)	3,204

Cash and cash equivalents at beginning of period	6,129	872

Cash and cash equivalents at end of period	$6,044	$4,076

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$123	$375
Property and equipment obligations accrued at end of period	$768	$55
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2005 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 2, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) annual report on Form 10-K for the fiscal year ended January 2, 2005.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — ACCOUNTS RECEIVABLE
     The Company receives payment from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of the credit card transaction. Historically, these amounts were treated as in-transit cash deposits. Effective July 3, 2005, these amounts have been classified as accounts receivable for all periods presented. In addition, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 26, 2004 has been reclassified to reflect the impact of this presentation. Accounts receivable related to credit card transactions were as follows at the following dates (in thousands):

October 2, 2005	$1,529
January 2, 2005	$2,001
September 26, 2004	$1,646
December 28, 2003	$1,966
NOTE C — CASH OVERDRAFT
     As a result of utilizing a consolidated cash management system, the Company’s books reflect an overdraft position with respect to accounts maintained at its primary bank at various times throughout the year. Overdraft balances, which were included in accounts payable, were as follows at the following dates (in thousands):

October 2, 2005	$180
January 2, 2005	$635
September 26, 2004	$2,235
December 28, 2003	$1,203
The January 2, 2005 Condensed Consolidated Balance Sheet has been reclassified to reflect the overdraft at that date, and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 26, 2004 has been reclassified to reflect the balances noted above.

NOTE D — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	Oct. 2	Sept. 26	Oct. 2	Sept. 26
	2005	2004	2005	2004
(In thousands, except per share amounts)

Numerator:
Net income (numerator for basic earnings per share)	$402	$265	$2,335	$1,789
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$402	$265	$2,335	$1,789

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,501	6,450	6,477	6,443
Effect of dilutive securities:
Employee stock options	344	326	330	341

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,845	6,776	6,807	6,784

Basic earnings per share	$.06	$.04	$.36	$.28

Diluted earnings per share	$.06	$.04	$.34	$.26

     The calculations of diluted earnings per share exclude stock options for the purchase of 57,000 and 149,000 shares of the Company’s common stock for the quarters ended October 2, 2005 and September 26, 2004, respectively, because the exercise prices of the options were greater than the average market price of the common stock for the applicable periods and the effect of their inclusion would be anti-dilutive. Options to purchase 91,000 and 128,000 shares of common stock were likewise excluded from the diluted earnings per share calculation for the nine months ended October 2, 2005 and September 26, 2004, respectively.
NOTE E — INCOME TAXES
     Income tax expense for the third quarter and first nine months of 2005 has been provided for based on an effective tax rate of approximately 24% expected to be applicable for the full 2005 fiscal year. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to income before income taxes primarily due to employee FICA tip tax credits (a reduction in income tax expense) partially offset by state income taxes.

NOTE F — STOCK BASED COMPENSATION
     The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award, included a provision whereby the exercise price increased annually as long as the option remained unexercised and therefore was accounted for as a variable stock option award. The Company’s board of directors fixed the exercise price of this option at $3.94 on May 25, 2004. As a result, no additional compensation expense will be recognized with respect to this option grant subsequent to May 25, 2004. Compensation expense included $18,000 of expense associated with this option grant for the first nine months of 2004.
     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarter Ended		Nine Months Ended
	Oct. 2	Sept. 26	Oct. 2	Sept. 26
	2005	2004	2005	2004
(In thousands, except per share amounts)

Net income, as reported	$402	$265	$2,335	$1,789

Add: Compensation expense related to variable stock option award, net of related tax effects	—	—	—	18
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(23)	(31)	(90)	(82)

Pro forma net income	$379	$234	$2,245	$1,725

Earnings per share:
Basic, as reported	$.06	$.04	$.36	$.28
Basic, pro forma	$.06	$.04	$.35	$.27
Diluted, as reported	$.06	$.04	$.34	$.26
Diluted, pro forma	$.06	$.03	$.33	$.26
Weighted average shares used in computation:
Basic	6,501	6,450	6,477	6,443
Diluted	6,827	6,743	6,791	6,758
     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation is amortized to expense primarily over the vesting period.

NOTE G — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eleven years. The total estimated amount of lease payments remaining on these 28 leases at October 2, 2005 was approximately $3.8 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at October 2, 2005, was approximately $2.4 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of October 2, 2005, was approximately $1.4 million.
     In September of 2004, a lawsuit was filed in the U.S. District Court for the Middle District of Tennessee against the Company by the Equal Employment Opportunity Commission alleging that under Title VII of the Civil Rights Act of 1964 and Title I of the Civil Rights Act of 1991 the Company engaged in unlawful employment practices in two of its restaurants by discriminating against male applicants who were denied employment as bartenders based upon their gender. In October 2005, the Company settled this litigation for a nominal amount solely to avoid costs and inconvenience associated with the litigation. The Company expressly denied the allegations and denied violating any laws.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE H — RELATED PARTY TRANSACTION
     E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company (Solidus), the Company’s largest shareholder. On July 31, 2005, the Company entered into an Amended and Restated Standstill Agreement (the Agreement) with Solidus to extend, subject to certain conditions, the existing contractual restrictions on Solidus’ 1,747,846 shares of the Company’s Common Stock until December 1, 2009. The Agreement will continue after January 15, 2006, provided that the Company pays a minimum cash dividend to shareholders of either $0.025 per share each quarter, or $0.10 per share annually. Solidus agreed that it will not seek to increase its ownership of the Company’s Common Stock above 33% of the Common Stock outstanding and that it will not sell or otherwise transfer its Common Stock without the consent of the Company’s Board of Directors; provided that Solidus and its affiliate may sell up to 106,000 shares per twelve-month period beginning December 1, 2006. The Agreement replaces in its entirety the Stock Purchase and Standstill Agreement dated as of March 22, 1999.
     The Agreement was negotiated and approved on behalf of the Company by the Audit

Committee of the Board of Directors, which is comprised solely of independent directors. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid.
NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company is assessing SFAS No. 123R and has not determined the impact that adoption of this statement will have on its results of operations.
     In October 2005, the FASB issued Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The Company currently capitalizes these costs, which have averaged approximately $145,000 per location based upon the leased properties placed in service since 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) owns and operates upscale casual dining restaurants which offer a contemporary American menu. J. Alexander’s restaurants compete in the restaurant industry by placing special emphasis on high food quality and high levels of professional service offered in an attractive environment. J. Alexander’s typically does no advertising and relies on each restaurant to increase sales through building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving same store sales increases over time using this strategy. At October 2, 2005, the Company owned and operated 27 J. Alexander’s restaurants in 12 states. The Company’s twenty-eighth restaurant opened in October of 2005, subsequent to the end of the third quarter.
     Income before income taxes increased by $141,000 for the third quarter of 2005 and by $443,000 for the first nine months of 2005 compared to the same periods of 2004. Net income increased by $137,000 for the third quarter and by $546,000 for the first nine months of 2005 compared to the corresponding 2004 periods. The improvements in income before income taxes were primarily due to increases in net sales which were greater than the increases in total restaurant operating expenses and to lower net interest expense, which more than offset increases in general and administrative expenses and pre-opening expense. As discussed further below, a portion of the increase in net sales was due to the Company’s restaurants being closed for fewer days in 2005 than in 2004 due to the effect of hurricanes and severe weather.
     The Company’s weekly average same store sales for the third quarter and first nine months of 2005 increased by 3.8% and 3.7%, respectively, over the corresponding periods of 2004. Management believes that same store sales performance, which is commonly used in the restaurant industry to compare the results of the same base of restaurants for comparable periods, is an important factor in assessing the performance of the Company’s restaurant operations. Management attributes the increases in same store sales in 2005 to continued emphasis on providing high quality food and professional service, the effects of menu price increases and the change in April of 2005 in the menu pricing format for certain of the Company’s entrees as described below.
     In order to reduce cost of sales as a percentage of net sales and improve operating margins, and in connection with an upgrade of the Company’s beef program, in April of 2005 the Company increased prices for selected menu items and changed its menu pricing format to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can now be added for an additional charge of $4.00. Management is generally pleased with the results of these changes and the reductions achieved in cost of sales percentages; however, the Company experienced some resistance by guests to these changes in certain locations and has eliminated the modified a la carte pricing format in six restaurants, located primarily in the Company’s smaller markets.

     While management expects that weighted average same store sales will continue to increase during the fourth quarter of 2005, guest counts have remained down in a number of locations and on a consolidated basis following the menu pricing changes discussed above, and management does not currently expect weekly average same store sales growth to exceed the growth rate experienced by the Company in the previous quarters of 2005. Additionally, there has been significant development of new upscale restaurants in most of the markets in which the Company operates, which may cause temporary declines in sales in some locations as guests try new restaurants.
     During the third quarter of 2005, four of the Company’s restaurants were closed for a combined total of 11 operating days due to storm conditions and power outages resulting from Hurricanes Katrina and Rita. The Company estimates that net sales for the quarter were reduced by approximately $100,000 as a result of the net effect of sales lost in the restaurants closed and sales increases in the Baton Rouge restaurant, which benefited from evacuations to that city. During the same quarter of 2004, J. Alexander’s closed restaurants for a total of 24 days primarily due to hurricanes. The Company estimates that net sales in that period were reduced by approximately $300,000 as a result of the closings.
     Subsequent to the end of the third quarter of 2005, the Company’s three restaurants in South Florida were closed for a total of 28 operating days as a result of power outages caused by Hurricane Wilma. None of the restaurants sustained any significant physical damage and all have now re-opened. The Company estimates that net sales in these restaurants were reduced by approximately $365,000 as the net result of the closures and higher than normal sales activity experienced for a short period of time immediately following their re-opening.
     As a result of the effect of net sales lost due to hurricane-related power outages; higher commodity, utility and insurance costs; pre-opening expense incurred in connection with a new restaurant opening; and one less week being included in the fourth quarter of the current fiscal year, management expects that operating income and income before income taxes may be significantly less for the fourth quarter of 2005 than amounts recorded in the fourth quarter of 2004.
     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	Oct. 2	Sept. 26	Oct. 2	Sept. 26
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	32.7	33.8	33.0	33.7
Restaurant labor and related costs	32.6	32.6	31.8	31.7
Depreciation and amortization of restaurant property and equipment	4.0	4.1	3.8	3.9

	Quarter Ended		Nine Months Ended
	Oct. 2	Sept. 26	Oct. 2	Sept. 26
	2005	2004	2005	2004
Other operating expenses	20.1	19.8	19.5	19.0

Total restaurant operating expenses	89.4	90.2	88.0	88.3
General and administrative expenses	7.1	6.7	7.2	7.0
Pre-opening expense	0.4	—	0.1	—

Operating income	3.1	3.1	4.6	4.7
Other income (expense):
Interest expense, net	(1.4)	(1.8)	(1.4)	(1.8)
Other, net	—	—	0.1	—

Total other expense	(1.4)	(1.8)	(1.3)	(1.7)

Income before income taxes	1.8	1.3	3.3	2.9
Income tax provision	(0.4)	(0.4)	(0.8)	(0.9)

Net income	1.3%	0.9%	2.5%	2.0%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	27	27

Weighted average weekly sales per restaurant:
All restaurants	$85,700	$82,600	$88,400	$85,000
Same store restaurants	$85,700	$82,600	$89,300	$86,100
Net Sales
     Net sales increased by $1,250,000, or 4.3%, and $3,721,000, or 4.2%, for the third quarter and first nine months of 2005, respectively, as compared to the same periods of 2004. Weekly average same store sales on a base of 27 restaurants increased by 3.8% and 3.7% for the third quarter and nine months ended October 2, 2005, respectively, compared to the same periods of 2004.
     The Company’s weighted average weekly sales per restaurant are computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at the weekly average sales per restaurant. Days on which restaurants are closed for business for any reason (including the effects of hurricanes), other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day, are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months.
     Management estimates the average check per guest, excluding alcoholic beverage sales, was $17.83 for the third quarter and $17.79 for the first nine months of 2005. These amounts, which represent increases of approximately 5.1% and 6.6% over the same periods of the prior year, were attributable in part to price increases for certain menu items and in part to a change to modified a la carte pricing for other items. The Company estimates that customer traffic (guest counts) on a same store basis, as adjusted for the estimated effects of hurricanes in both 2005 and

2004, decreased by approximately 2.0% and 2.8% during the third quarter and first nine months of 2005, respectively, compared to the corresponding periods of 2004.
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
Costs and Expenses
     Total restaurant operating expenses decreased to 89.4% and 88.0% of net sales for the third quarter and first nine months of 2005, respectively, compared to 90.2% and 88.3% in the corresponding periods of 2004. These decreases were due to reductions in cost of sales as a percentage of net sales which more than offset increases in other operating expenses, and for the nine month period a slight increase in restaurant labor and related costs, as a percentage of net sales.
     Cost of sales decreased to 32.7% of net sales in the third quarter of 2005 from 33.8% in the third quarter of 2004 and to 33.0% of net sales in the first nine months of 2005 from 33.7% in the corresponding period of 2004, due primarily to increases in menu prices and the change in pricing format to modified a la carte pricing for beef and seafood entrees, which together with lower prices paid for poultry more than offset higher costs for beef.
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
     Due to price increases the Company is experiencing for certain food commodities it purchases, management expects that cost of sales as a percentage of net sales will increase in the fourth quarter of 2005 compared to the third quarter of the current year.
     Restaurant labor and related costs were constant at 32.6% of net sales for the third quarters of 2005 and 2004 and did not change significantly as a percentage of net sales for the comparative nine month periods.
     Depreciation and amortization of restaurant property and equipment as a percentage of net sales decreased by 0.1% for the third quarter and first nine months of 2005 compared to the corresponding periods of 2004 due to higher net sales.
     Other operating expenses increased to 20.1% and 19.5% of net sales for the third quarter and first nine months of 2005, respectively, from 19.8% and 19.0% of net sales for the same periods of 2004. These increases were due primarily to increases in the cost of utilities, general liability insurance and paper supplies, with a portion of these increases being offset by lower credit card fees resulting from a change in the Company’s credit card processor.
General and Administrative Expenses
     General and administrative expenses, which include supervisory costs as well as management training costs and all other costs above the restaurant level, totaled $2,129,000 in the third quarter of 2005 compared to $1,922,000 in the third quarter of 2004, an increase of $207,000, or 10.8%. General and administrative expenses increased by $457,000, or 7.3%, to $6,745,000 during the first nine months of 2005 from $6,288,000 during the corresponding period of 2004.
     The increases in general and administrative expenses included increases in salaries, training and other personnel related expenses, including higher relocation costs and group insurance expense, which were partially offset by the elimination of executive bonus accruals for 2005 based on results through the third quarter compared to incentive plan targets.
Pre-Opening Expense
     Pre-opening costs of $115,000 were incurred during the third quarter of 2005 in connection with the new restaurant opened in October. The remaining pre-opening expense for that restaurant will be included in the fourth quarter’s results.
Other Income (Expense)
     Net interest expense decreased during the 2005 periods compared to the corresponding periods of 2004 due to a reduction in interest expense in 2005 resulting from lower borrowings outstanding and an increase in capitalized interest costs. Additionally, investment income, which is netted against interest expense for income statement presentation, increased due to higher balances of invested funds and higher interest rates.
Income Taxes
     The Company’s estimated effective income tax rate of 24% of income before income taxes for 2005 is lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits expected to be earned and recognized by the Company for the year, with the effect of those credits being partially offset by state income taxes. The estimated effective income tax rate for both the third quarter and first nine months of 2005 is also lower than the rates used for the corresponding periods of 2004 primarily due to the Company’s assessment of the valuation allowance maintained for FICA tip credits and certain other deferred tax assets during 2004.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service obligations. Additionally, the Company currently intends to pay a dividend in early 2006 in order to meet the initial requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder. See Note H to the Condensed Consolidated Financial

Statements contained herein. The Company has met its needs and maintained liquidity in recent years primarily by use of cash flow from operations, use of bank lines of credit, and through proceeds received from a mortgage loan in 2002.
     The Company had cash flow from operations totaling $5,528,000 and $4,759,000 during the first nine months of 2005 and 2004, respectively. The 2004 amount included the receipt of a landlord tenant improvement allowance of approximately $500,000 related to a restaurant opened in the fourth quarter of 2003. Cash and cash equivalents on hand at October 2, 2005 were $6,044,000. The Company estimates that capital expenditures, including construction and equipment costs for one new restaurant, for 2005 will be approximately $6.8 million.
     The Company maintains a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line, which restricts additional borrowing outside of the line, is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. The credit line expires on April 30, 2006, unless converted to a term loan prior to March 30, 2006 under the provisions of the agreement. There were no borrowings under the line as of October 2, 2005.
     Management believes cash and cash equivalents on hand combined with cash flow from operations will be adequate to meet the Company’s financing needs for the next twelve months and that its long-term growth plans for opening one or two restaurants per year for the next several years will not be constrained due to lack of capital resources. However, to supplement its other sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing in January 2004. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that, if needed, such financing could be obtained or that it would be on terms satisfactory to the Company.
     The Company was in compliance with the financial covenants of its debt agreements as of October 2, 2005. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under these credit facilities could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
     As of November 16, 2005, the Company had no financing transactions or arrangements with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note G “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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
     The only contractual obligation entered into during the first nine months of 2005 considered significant to the Company was the Company’s annual beef pricing agreement, which was made in the ordinary course of business and renewed effective March 7, 2005. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase such products. As of October 2, 2005, the Company’s supplier was under contract to purchase approximately $6.1 million of beef related to the Company’s annual pricing agreement.
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of October 2, 2005, is as follows:

Wendy’s restaurants (39 leases)	$5,200,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	2,400,000

Total contingent liability related to assigned leases	$7,600,000

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

     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s. As a result, costs incurred related to the opening, operation and promotion of these new restaurants may be greater than those incurred in other areas. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. At October 2, 2005, the Company operated twenty-seven J. Alexander’s restaurants, of which two had been open for less than two years. Because of the Company’s relatively small J. Alexander’s restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.
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
     Hurricanes and Other Weather Related Disturbances Could Negatively Affect the Company’s Sales and Results of Operations. Certain of the Company’s restaurants are located in regions of the country which are commonly affected by hurricanes. Restaurant closures resulting from evacuations, damage or power or water outages caused by hurricanes could adversely affect the Company’s sales and profitability.
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
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to increase sales in certain of its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in this report for a description of a number of risks and uncertainties which could affect actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits:

Exhibit 10.1	Amended and Restated Standstill Agreement dated July 31, 2005 (incorporated by reference to the Company’s Form 8-K filed August 1, 2005).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: November 16, 2005	/s/ Lonnie J. Stout II

Lonnie J. Stout II Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2005	/s/ R. Gregory Lewis

R. Gregory Lewis Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit 10.1	Amended and Restated Standstill Agreement dated July 31, 2005 (incorporated by reference to the Company’s Form 8-K filed August 1, 2005).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.