Form 10-K
period 2006-01-01
ALEXANDERS J CORP
filed 2006-04-03
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended January 1, 2006.
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
     Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of July 1, 2005, the last business day of the Company’s most recently completed second fiscal quarter, was $36,330,014, assuming that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.
     The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 28, 2006, was 6,535,122.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 16, 2006 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
     J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of January 1, 2006, operated as a proprietary concept 28 J. Alexander’s full-service, casual dining restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.
     Unless the context requires otherwise, all references to the Company include J. Alexander’s Corporation and its subsidiaries.
RESTAURANT OPERATIONS
     General. J. Alexander’s is a quality casual dining restaurant with a contemporary American menu. J. Alexander’s strategy is to provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and which are served by a courteous, friendly and well-trained service staff. The Company believes that quality food, outstanding service, an attractive ambiance and value are critical to the success of J. Alexander’s.
     Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $6.95 to $27.00. The Company estimates that the average check per customer for fiscal 2005, including alcoholic beverages, was $21.50. J. Alexander’s net sales during fiscal 2005 were $126.6 million, of which alcoholic beverage sales accounted for approximately 17.0%.
     The Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in 1991. The number of J. Alexander’s restaurants opened by year is set forth in the following table:

Year	Restaurants Opened
1991	1
1992	2
1994	2
1995	4
1996	5
1997	4
1998	2
1999	1
2000	1
2001	2
2003	3
2005	1
     Menu. Emphasis on quality is present throughout the entire J. Alexander’s menu, which is designed to appeal to a wide variety of tastes. The menu features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company’s commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; fresh steaks, chicken and seafood are grilled over genuine hardwood; all steaks are U.S.D.A. midwestern, corn-fed choice beef or higher, with a targeted aging of 24 to 41 days; and imported Italian pasta, topped with fresh grated parmesan cheese, is used.
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
     Each J. Alexander’s restaurant employs approximately 40 to 60 service personnel, 25 to 30 kitchen employees, 8 to 10 hosts or hostesses and 6 to 8 pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J.

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
     Another important component of the quality assurance system is the preparation of taste plates. Certain menu items are taste-tested daily by a coach to ensure that only the highest quality food meeting the Company’s specifications is served in the restaurant. The Company also uses a service evaluation program to monitor service staff performance, food quality and guest satisfaction.
     Restaurant Design and Site Selection. The J. Alexander’s restaurants are generally free-standing structures that typically contain approximately 7,000 to 8,000 square feet and seat approximately 230 people. The restaurants’ interiors are designed to provide an upscale ambiance and feature an open kitchen. The Company has used a variety of interior and exterior finishes and materials in its building designs which are intended to provide a high level of curb appeal as well as a comfortable dining experience.
     The design of J. Alexander’s restaurant exteriors has evolved through the years, with the Company’s restaurants opened from 2001 through 2003 in Boca Raton, Florida, Atlanta, Georgia and Northbrook, Illinois maintaining a Wrightian architectural style which represents a recent J. Alexander’s building design. These buildings feature a high central-barreled roof and exposed structural steel system over an open, symmetrical floor plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape.
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
     Departures from the more typical building designs have also been made as necessary to accommodate unique situations. For example, the Company’s newest restaurant in Nashville, Tennessee, involved the complete renovation of an older building to incorporate the development of 8,100 square feet of contemporary restaurant space along a busy thoroughfare just outside downtown Nashville, with a special emphasis on providing views both into and out of the dining area. Surplus space within the building, which is leased by the Company, was developed as retail space available for sublease to upscale retail tenants. The Company’s restaurant in Chicago, Illinois is located in a developing upscale urban shopping district and prominently occupies over 9,000 square feet of a restored warehouse building. The J. Alexander’s restaurant located in Troy, Michigan is located inside the prestigious Summerset Collection Mall and features a very upscale, contemporary design developed specifically for that location. The Company’s Houston restaurant which opened in 2003 was previously operated by another full service, upscale casual dining concept and required minimal changes to the building’s exterior and interior finishes.
          While no new restaurants are expected to open in 2006, the Company plans to open two new restaurants during 2007 and would also consider quickly taking advantage of any attractive opportunities for conversion of other restaurants which might arise. Capital expenditures for 2006 are estimated to total $3.9 million for additions and improvements to existing restaurants, including approximately $550,000 of payments primarily for assets acquired in 2005 for the new J. Alexander’s restaurant opened in the fourth quarter of 2005. However, depending on the timing and success of management’s efforts to locate acceptable sites, additional amounts could be expended in 2006 in connection with development of new J. Alexander’s restaurants. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant is currently estimated to be approximately $3.5 to $4.5 million, although costs could be much higher in certain locations. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to locate sites that are available for purchase and the Company has leased the sites for all but two of its restaurants opened since 1997. The cost of the two sites most recently purchased averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.25 to $2 million, and could exceed this range for exceptional properties.

     The Company plans to open two new restaurants in 2007 and up to three restaurants per year beginning in 2008. The timing of restaurant openings depends upon the selection and availability of suitable sites and other factors. The Company has no plans to franchise J. Alexander’s restaurants.
     The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander’s operations. Once a prospective site is identified and preliminary site analysis is performed and evaluated, members of the Company’s senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company believes that this site selection strategy results in quality restaurant locations, although results for the Company’s two restaurants opened in the fourth quarter of 2003 have been below management’s expectations.
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
PERSONNEL
     As of January 1, 2006, the Company employed approximately 2,700 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.
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
     Alcoholic beverage control regulations require each of the Company’s J. Alexander’s restaurants to apply for and obtain from state and local authorities a license or permit to sell liquor on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required liquor licenses would adversely affect the restaurant’s operations. In certain states, the Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the 12 states where J. Alexander’s operates, 11 have dram-shop statutes or recognize a cause of action for damages relating to sales of liquor to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit and a limit per “common cause” of $1 million as part of its comprehensive general liability insurance.
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

Name and Age	Background Information

R. Gregory Lewis, 53	Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J. Michael Moore, 46	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 43	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 59	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.
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
FORWARD-LOOKING STATEMENTS
     The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors, including those described below under "Risk Factors" and elsewhere in this Form 10-K. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.
Item 1A. Risk Factors
     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.
          The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s. As a result, costs incurred related to the opening, operation and promotion of these new restaurants may be greater than those incurred in other areas. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. At January 1, 2006, the Company operated 28 J. Alexander’s restaurants. Because of the Company’s relatively small restaurant base, an unsuccessful new restaurant could have a more adverse effect on the Company’s results of operations than would be the case in a restaurant company with a greater number of restaurants.

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
     The Company May Experience Fluctuations in Quarterly Results. The Company’s quarterly results of operations are affected by the timing of the opening of new J. Alexander’s restaurants, and fluctuations in the cost of food, labor, employee benefits, utilities and similar costs over which the Company has limited or no control. The Company’s operating results may also be affected by inflation or other non-operating items which the Company is unable to predict or control. In the past, management has attempted to anticipate and avoid material adverse effects on the Company’s profitability due to increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.
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
          Significant Capital is Required to Develop New Restaurants. The Company’s capital investment in its restaurants is relatively high as compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company has at times required capital beyond the cash flow provided from operations in order to expand, resulting in a significant amount of long-term debt and interest expense.
          Changes In Food Costs Could Negatively Impact The Company’s Net Sales and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations.
     Hurricanes and Other Weather Related Disturbances Could Negatively Affect the Company’s Net Sales and Results of Operations. Certain of the Company’s restaurants are located in regions of the country which are commonly affected by hurricanes. Restaurant closures resulting from evacuations, damage or power or water outages caused by hurricanes could adversely affect the Company’s net sales and profitability.
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
     Future Changes in Financial Accounting Standards May Cause Adverse Unexpected Operating Results and Affect the Company’s Reported Results of Operations. A change in accounting standards can have a significant effect on the Company’s reported results and may affect the reporting of transactions completed before the change is effective. As an example, the requirement that, beginning in 2006, compensation expense be recorded in the consolidated statement of income for employee stock options using the fair value method could have a significant negative effect on the Company’s reported results. New pronouncements and evolving interpretations of pronouncements have occurred and may occur in the future. Changes to the existing rules or differing interpretations with respect to the Company’s current practices may adversely affect its reported financial results.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of January 1, 2006, the Company had 28 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:

		Site Leased
	Site and Building	and Building	Space
	Owned by the	Owned by the	Leased to the
	Company	Company	Company	Total
Location:
Alabama	1	0	0	1
Colorado	1	0	0	1
Florida	2	2	0	4
Georgia	1	0	0	1
Illinois	2	0	1	3
Kansas	1	0	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	2	5
Texas	0	1	1	2

Total	15	8	5	28

(a)	In addition to the above, the Company leases one of its former Wendy’s properties which is in turn leased to a third party.

(b)	See Item 1 for additional information concerning the Company’s restaurants.
          Most of the Company’s J. Alexander’s restaurant lease agreements may be renewed at the end of the initial term (generally 15 to 20 years) for periods of five or more years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant’s gross sales in excess of specified amounts. These leases usually require the Company to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.
          Corporate offices for the Company are located in leased office space in Nashville, Tennessee.
          Certain of the Company’s owned restaurants are mortgaged as security for the Company’s mortgage loan and secured line of credit. See Note F, “Long-Term Debt and Obligations Under Capital Leases,” to the Consolidated Financial Statements.
Item 3. Legal Proceedings
          As of March 28, 2006, the Company was not a party to any pending legal proceedings considered material to its business.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          The common stock of J. Alexander’s Corporation is listed on the American Stock Exchange under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 28, 2006, was 1,350. The following table summarizes the price range of the Company’s common stock for each quarter of 2005 and 2004, as reported from price quotations from the American Stock Exchange:

	2005		2004
	Low	High	Low	High
1st Quarter	$6.60	$7.75	$6.65	$9.20
2nd Quarter	6.69	9.13	6.20	7.95
3rd Quarter	7.78	10.10	6.38	8.00
4th Quarter	7.00	8.70	6.50	7.65
          On January 13, 2006, the Company paid a cash dividend of $.10 per share to all shareholders of record on December 27, 2005. Payment of this dividend extended certain contractual standstill restrictions under an agreement with Solidus Company, the Company’s largest shareholder, through January 15, 2007. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.
Item 6. Selected Financial Data
          The following table sets forth selected financial data for each of the years in the five-year period ended January 1, 2006:

	Years Ended
	January 1	January 2	December 28		December 29	December 30
(Dollars in thousands, except per share data)	2006	2005[1]	2003		2002	2001

Operations
Net sales	$126,617	$122,918	$107,059		$98,779	$91,206
Pre-opening expense	411	—	897		10	628
Income before income taxes and cumulative effect of change in accounting principle	4,425	4,378	2,158	[4]	2,608	902
Net income	3,560	4,822 [2]	3,280	[3,4]	2,835 [5]	271
Depreciation and amortization	5,039	4,923	4,591		4,594	4,428
Cash flow from operations	7,406	8,936	6,908		8,245	6,432
Purchase of property and equipment	6,461	3,010	9,418		6,670	8,306

Financial Position (end of period)
Cash and cash equivalents	$8,200	$6,129	$872		$9,135	$1,035
Property and equipment, net	74,187	72,425	73,613		69,521	66,946
Total assets	94,300	89,554	83,740		85,033	72,523
Long-term debt and obligations under capital leases	23,193	24,017	24,642		24,451	19,532
Stockholders’ equity	53,107	49,602	44,432		40,799	38,170

Per Share Data
Basic earnings per share	$.55	$.75	$.50		$.42	$.04
Diluted earnings per share	.52	.71	.49		.42	.04
Dividends declared per share	.10	—	—		—	—
Stockholders’ equity	8.13	7.68	6.91		6.13	5.62
Market price at year end	8.02	7.40	7.00		2.60	2.20

J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,644	$4,462	$4,243		$4,118	$4,077
Units open at year end	28	27	27		24	24

1	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.

2	Includes deferred income tax benefit of $1,531 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”.

3	Includes deferred income tax benefit of $1,475 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”.

4	Includes non-cash compensation expense of $552 related to a stock option grant accounted for as a variable stock option award.

5	Includes deferred income tax benefit of $1,200 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes” and a $171 charge for impaired goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
          J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At January 1, 2006, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants. Revenues have also been generated by the sale and redemption of gift cards, and from service fees and other income related to gift cards and certificates.
          The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. However, the Company believes its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.
          The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor and energy; and governmental regulations. Because of these factors, the Company’s management believes it is of critical importance to the Company’s success to effectively execute the Company’s operating strategy and to constantly evolve and refine the critical conceptual elements of J. Alexander’s restaurants in order to distinguish them from other casual dining competitors and maintain the Company’s competitive position.
          The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. As a result, incremental sales in existing restaurants are generally expected to make a significant contribution to restaurant profitability because many restaurant costs and expenses do not increase at the same rate as sales. Improvements in profitability resulting from incremental sales growth can be affected, however, by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s existing restaurants and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high quality dining experiences and operating cost increases.
          Incremental sales for existing restaurants are generally measured in the restaurant industry by computing the same store sales increase, which represents the increase in sales for the restaurants included in the same base of restaurants for comparable periods. Same store sales increases can be generated by increases in guest counts and increases in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count and average check trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes that it is important to increase guest counts and average guest checks over time in order to continue to improve the Company’s profitability. The Company works to balance menu price increases with product offering and margin considerations in its efforts to achieve sustainable long-term increases in same store sales.
          Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. The cost of beef is the largest component of the Company’s cost of sales. The Company typically enters into an annual pricing agreement which sets the price the Company will pay for beef for a 12 month period. Since the Company uses primarily fresh ingredients for food preparation, the cost of other food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which is computed by subtracting total restaurant operating expenses from net sales and dividing by net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by same store sales growth, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
          The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results. Beginning in fiscal 2006, any straight-line minimum rent expense incurred during the construction period for any new leased restaurant locations for which construction begins will be included in pre-opening expense.
          Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-fixed in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. Management believes that its intended new restaurant development rate of two to three restaurants per year beginning in 2007 should allow the Company to acquire new locations which meet the Company’s development criteria while also allowing management to focus intently on improving sales and profits in its existing restaurants and maintain its pursuit of operational excellence. No new restaurant openings are currently planned in 2006.
          Due to the Company’s fiscal year which ends on the Sunday closest to December 31st of each year, operating results for fiscal 2005 and 2003 include 52 weeks of operations compared to 53 weeks in 2004.
          The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Fiscal Year
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.9	33.6	32.4
Restaurant labor and related costs	31.5	31.4	32.7
Depreciation and amortization of restaurant property and equipment	3.8	3.8	4.1
Other operating expenses	19.5	19.0	18.4

Total restaurant operating expenses	87.7	87.9	87.6

General and administrative expenses	7.2	7.0	7.7
Pre-opening expense	.3	—	.8
Gain on involuntary property conversion	—	.1	—

Operating income	4.8	5.3	3.9

Other income (expense):
Interest expense, net	(1.4)	(1.7)	(2.0)
Other, net	.1	—	.1

Total other expense	(1.3)	(1.7)	(1.9)

Income before income taxes	3.5	3.6	2.0
Income tax provision (benefit):
Current	1.4	1.2	.3
Deferred	(.7)	(1.5)	(1.4)

Total	.7	(.4)	(1.0)

Net income	2.8%	3.9%	3.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	28	27	27
Weighted average weekly net sales per restaurant	$89,300	$85,800	$81,600

Net Sales
          Net sales increased by approximately $3.7 million, or 3.0%, in fiscal 2005 compared to 2004. Management estimates that net sales for 2005 increased by $6.2 million over net sales for the comparable 52 weeks ended January 2, 2005. This increase was due to increases in net sales in the same store restaurant base and to an additional restaurant which opened in October of 2005. Net sales increased by $15.9 million, or 14.8%, in 2004 compared to 2003. The sales increase in 2004 was due to increases in net sales in the same store restaurant base, additional restaurant operating weeks during 2004 because of the opening of three restaurants during 2003, and the additional week included in the fiscal year. Management estimates that the 53rd week included in the 2004 fiscal year increased sales by approximately $2,850,000 compared to 2003. Management estimates that net sales lost from the effect of hurricanes on the Company’s operations were approximately $465,000 in 2005 and $300,000 in 2004.
          Average weekly same store sales per restaurant increased by 3.9% to $90,000 per week in 2005 from $86,600 per week in 2004 on a base of 27 restaurants. Same store sales averaged $88,500 per restaurant per week in 2004, an increase of 7.9% from 2003 on a base of 25 restaurants.
          The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with service charges on unused gift cards and reductions in liabilities for gift certificates or cards as discussed below is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.
          Management estimates that weekly average guest counts on a same store basis, and adjusted for hurricane related closure days, decreased by approximately 2.6% in 2005 compared to 2004 and increased by approximately .6% in 2004 compared to 2003. Management believes that the decrease in guest counts in 2005 was due to higher menu prices and, in some locations, to trial by the Company’s guests of new upscale restaurants in their markets. The Company’s failure to operate its restaurants at its expected high standards was also likely a contributing factor in certain locations. Management estimates the average check per guest, including alcoholic beverage sales, increased by 6.6% to $21.50 in 2005, from $20.17 in 2004. The 2004 average check increased by approximately 7.0% over the 2003 average check. Management estimates that menu prices increased by approximately 3.1% in 2005 over 2004. In addition, in April of 2005 the Company changed its menu pricing format in most locations to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can be added for an additional charge of $4.00. Menu prices for 2004 increased by an estimated 5% compared to 2003. No significant increases were made in 2003.
          Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and special menu features also contributed to same store sales increases in 2005 and 2004.
          The Company recognizes revenue from non-use fees related to gift cards and from reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed. These revenues are included in net sales in the amounts of $832,000, $508,000 and $307,000 for 2005, 2004 and 2003, respectively. The Company discontinued service charges on gift cards in 2005 and as a result expects gift card revenue to decrease in 2006.
Restaurant Costs and Expenses
          Total restaurant operating expenses decreased to 87.7% of sales in 2005 from 87.9% in 2004, which compared to 87.6% in 2003. The decrease in 2005 was primarily the result of lower cost of sales as a percentage of net sales which was partially offset by higher other operating expenses. The increase in 2004 was due primarily to the impact of higher cost of sales and to the effect of higher operating expense percentages experienced in the Company’s two restaurants opened in the last quarter of 2003, with lower labor costs and depreciation and amortization charges partially offsetting the effect of these increases. Restaurant operating margins increased to 12.3% in 2005 from 12.1% in 2004, which was down from 12.4% in 2003.

          Cost of sales, which includes the cost of food and beverages, decreased to 32.9% of net sales in 2005 from 33.6% in 2004 due primarily to increases in menu prices and the change in pricing format to modified à la carte pricing for beef and seafood entrees, which together with lower prices paid for poultry more than offset higher costs for beef, salmon and other food commodities. Cost of sales, as a percentage of net sales, increased by 1.2% in 2004 compared to 2003, as the effect of menu price increases did not offset, as a percentage of net sales, significantly higher input costs associated with beef, pork, poultry, dairy products and other food commodities during the year.
          Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% to 30% of this category. Due to high prices in the beef market, the Company’s beef costs have increased significantly over the last two years. The Company typically enters into an annual pricing agreement covering most of its beef purchases. Under the Company’s beef pricing agreement which was effective in March of 2005, beef prices increased by an estimated 7% to 8% over those under the previous agreement. A portion of the increase under the March 2005 agreement was due to the Company upgrading its beef program to serve only Certified Angus Beef® in all of its restaurants. This increase follows an increase of approximately 13% to 14% under the beef pricing agreement which was effective in March of 2004. Under its most recent pricing agreement effective in March of 2006, the Company will continue to serve Certified Angus Beef® or other branded high-quality choice beef in most locations. While prices increased by 5% to 6% under the new agreement, management expects to offset a significant portion of the effect of the increases by changing the purchase specifications for one cut of beef in order to increase steak cutting yields and lower the Company’s effective cost of that product.
          In response to escalating beef input costs as well as continuing pressure on the cost of a number of other food items, the Company increased menu prices in 2004 and 2005. The Company also changed its pricing format for certain menu items to modified à la carte pricing in most locations as discussed above. The Company expects to again raise menu prices in 2006 on certain beef offerings as well as other menu items to compensate for higher beef input costs and to maintain or improve profitability. The Company believes the outlook for other food cost items for 2006 is relatively stable.
          Restaurant labor and related costs as a percentage of net sales did not change significantly in 2005 compared to 2004 and decreased to 31.4% of net sales in 2004 from 32.7% of net sales during 2003. Because of the nature of J. Alexander’s operations and the Company’s emphasis on providing high quality food and outstanding levels of service, much of the labor scheduled for overseeing restaurant operations, for preparing food, and for staffing the service areas of the restaurants is relatively fixed in nature within broad ranges of sales for each restaurant. As a result, increases in net sales in the same store restaurant base in 2004 did not result in proportionate increases in labor costs and labor costs as a percentage of net sales decreased. The effect of these decreases more than offset higher labor costs in newer restaurants. A decrease in group medical costs resulting from changes to the Company’s group medical plan also contributed to the decrease. In 2005, the improved labor efficiency related to the increase in same store sales was more than offset by increases in restaurant management salaries and hourly wage rates, including an increase in labor costs of approximately $320,000 resulting from increases in minimum wage rates in two states in which the Company operates restaurants.
          Depreciation and amortization of restaurant property and equipment as a percentage of net sales decreased to 3.8% in 2004 from 4.1% in 2003 primarily due to the effect of higher same store sales volumes which more than offset the effect of higher depreciation expense on the new, lower volume locations opened in the fourth quarter of 2003.
          Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 19.5% of net sales during 2005 from 19.0% of net sales in 2004 and 18.4% of net sales in 2003. Higher utility costs was the most significant factor contributing to the increase in 2005. The Company also experienced increases in the cost of insurance, paper supplies and certain other operating expenses. The increase in 2004 compared to 2003 was primarily related to increases in rent and other expenses associated with restaurants opened by the Company in 2003. Higher credit card fees, repairs and maintenance expenditures, losses on disposal of restaurant property and equipment and laundry and linen costs also contributed to the increase. The Company expects utility costs to continue to increase significantly in 2006.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $513,000 in 2005 over 2004 and by $348,000 in 2004 over 2003. The increase in 2005 included increases due to staff additions, increases in salaries, and higher training and other personnel related expenses, including higher relocation costs and group insurance expense, which were partially offset by the elimination of bonus accruals for the corporate management staff in 2005. The most significant factors contributing to the increase in 2004 were higher salary expenses, including salaries for additional operations supervisory personnel added in connection with the Company’s growth, and higher accruals for bonuses to be paid to the corporate staff based on 2004 performance. Increases in other personnel related costs as well as higher corporate governance and American Stock Exchange compliance related expenses also contributed to the increase. These increases were partially offset by a reduction in non-cash compensation expense recorded in connection with a variable stock option award, which is further discussed below, and a reduction in severance costs compared to 2003 when costs were recognized related to the separation from the Company of one of its executive officers.
          General and administrative expenses included non-cash compensation expense of $18,000 and $552,000 in 2004 and 2003, respectively, in connection with a stock option grant accounted for as a variable plan award. The exercise price of this option grant was fixed by the Company’s Board of Directors in May of 2004 and, as a result, the Company did not recognize any additional compensation expense with respect to this grant after that date and will not recognize any additional compensation expense in the future with respect to this grant.
Pre-Opening Expense
          The Company incurred pre-opening expense of $411,000 in 2005 in connection with one new restaurant which was opened. No restaurants were opened and no pre-opening expense was incurred in 2004, whereas three new restaurants were opened and $897,000 of pre-opening expense was incurred in 2003.
Other Income (Expense)
          Net interest expense decreased in 2005 compared to 2004 due to a reduction in interest expense in 2005 resulting from lower borrowings outstanding and an increase in capitalized interest costs. Additionally, investment income, which is netted against interest expense for income statement presentation, increased due to higher balances of invested funds and higher interest rates.
Income Taxes
          Based on management’s assessment of the likelihood of the future realization of the Company’s deferred tax assets, the beginning of the year valuation allowances for deferred tax assets were reduced by $122,000, $1,531,000 and $1,475,000 in the fourth quarters of 2005, 2004 and 2003, respectively, with corresponding credits to the income tax provisions for those years. These credits, while reducing income tax expense, are not a current source of cash for the Company. See additional discussion under Critical Accounting Policies – Income Taxes. During 2003, the Company reversed previously accrued federal income taxes payable of $182,000, resulting in a reduction in the federal provision.
LIQUIDITY AND CAPITAL RESOURCES
          The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service and operating lease obligations. Additionally, the Company paid a cash dividend to all shareholders aggregating $653,000 in January of 2006 in order to extend certain contractual standstill restrictions under an agreement with its largest shareholder and may consider paying additional dividends in that regard in the future. See Note O to the Consolidated Financial Statements. The Company has met its needs and maintained liquidity in recent years primarily by cash flow from operations, use of bank lines of credit, and through proceeds received from a mortgage loan in 2002.
          The Company’s net cash provided by operating activities totaled $7,406,000, $8,936,000 and $6,908,000 in 2005, 2004 and 2003, respectively. The 2004 amount included the receipt of a landlord tenant improvement allowance of approximately $500,000 related to a restaurant opened in the fourth quarter of 2003. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results and is not aware of any material changes in the underlying factors which affect cash flows from operations. Cash and cash equivalents on hand at January 1, 2006 were $8,200,000.
          The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development. Cash expenditures for capital assets totaled $6,461,000, $3,010,000 and $9,418,000 for 2005, 2004 and 2003, respectively. The Company places a high priority on maintaining the image and condition of its restaurants and of the amounts above, $2,395,000, $2,645,000 and $2,060,000 represented expenditures for remodels, enhancements and asset replacements related to existing restaurants for 2005, 2004 and 2003, respectively. Cash provided by operating activities exceeded capital expenditures in 2005 and 2004 and represented 73% of capital expenditures for 2003. The remaining capital expenditures for 2003 were funded primarily by use of a portion of the proceeds from long-term mortgage financing completed in October of 2002.

          The Company currently does not plan to open any new restaurants in 2006. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider taking advantage of any attractive opportunities, including conversions of other restaurants, which might arise. Estimated cash expenditures for capital assets for existing restaurants for 2006 are approximately $3.9 million, including approximately $550,000 of payments primarily for assets acquired in 2005 for the new J. Alexander’s restaurant opened in the fourth quarter of that year. Depending on the timing and success of management’s efforts to locate acceptable sites, amounts in addition to those above could be expended in 2006 in connection with development of new J. Alexander’s restaurants.
          Management believes cash and cash equivalents on hand at January 1, 2006 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2006. Management’s longer term growth plan is to open two restaurants in 2007 and up to three restaurants per year beginning in 2008. While management does not believe these growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
          In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds was used to pay off the outstanding balance of the Company’s bank line of credit, terminating that bank facility. Remaining funds were invested in short-term money market funds and used along with cash flow from operations primarily for retiring the Company’s $6,250,000 of convertible subordinated debentures which matured in 2003, to fund capital costs associated with new and existing restaurants, and for repurchases of the Company’s common stock.
          Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The Company was in compliance with all such provisions at both January 1, 2006 and January 2, 2005. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,796,000 at January 1, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
          In May of 2003, the Company entered into a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. Provisions of the line of credit agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 4.15 to 1. The Company was in compliance with all such provisions at both January 1, 2006 and January 2, 2005. The bank loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,644,000 at January 1, 2006 and bears interest on outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the Company’s leverage ratio. The credit line expires on April 30, 2006. Management expects that the credit line will be renewed on terms similar to those it currently contains, but there can be no assurance that such a renewal will be successfully completed. There were no borrowings under the line as of January 1, 2006. To supplement its other sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing with a bank in January 2004.
          The Company was in compliance with the financial covenants of its debt agreements as of January 1, 2006. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under these credit facilities could become immediately due and payable, and there could be a material adverse effect on the

Company’s financial condition and operations.
          In 2004, the Company received proceeds of approximately $370,000 from the involuntary conversion through an eminent domain proceeding of a portion of the property on which one of the Company’s restaurants is located. From June 2001 through May 14, 2003, the Company repurchased approximately 535,000 shares of its common stock at a cost of approximately $1,555,000, an average cost of $2.91 per share. The Company has no current plans to make additional purchases.
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
          As of March 28, 2006, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities or related parties. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note G, “Leases” and Note L, “Commitments and Contingencies,” to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
          The following table sets forth significant contractual obligations of the Company at January 1, 2006:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$43,628	$2,718	$5,436	$5,110	$30,364
Capitalized lease obligations (1)	427	36	72	90	229
Operating leases (2)	30,500	2,715	5,019	5,157	17,609
Purchase obligations (3)	4,395	3,365	998	32	0
Other long-term obligations	1,422	0	0	0	1,422

Total	$80,372	$8,834	$11,525	$10,389	$49,624

(1)	Long-term debt and capitalized lease obligations include the interest expense component.

(2)	Excludes renewal option periods.

(3)	In determining purchase obligations for this table, the Company used its interpretation of the definition set forth in the related rule which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, the Company has only included purchase obligations to the extent the failure to perform would result in formal recourse to J. Alexander’s Corporation.
          From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of January 1, 2006, is as follows:

Wendy’s restaurants – (35 leases)	$5,000,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	2,300,000

Total contingent liability related to assigned leases	$7,300,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          The preparation of the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card and gift certificate revenue, property and equipment, leases, impairment of long-lived assets, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition for Gift Certificates and Gift Cards: The Company records a liability for gift certificates and gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption, net sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances in 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months. In 2005, the Company recorded breakage of $366,000 in connection with the remaining balance of gift certificates issued prior to 2001 and $168,000 in connection with gift cards that were more than 24 months old. Breakage of $166,000 related to gift certificates was recorded during 2004.
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
Under the provisions of certain of the Company’s leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Rent expense incurred during the construction period has been capitalized as a component of property and equipment. However, any rent expense incurred during the construction period beginning in 2006 will be included in pre-opening expense. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is accrued when it is deemed probable that percentage rent will exceed the minimum rent per the lease agreement. Allowances for tenant improvements received from lessors are recorded as adjustments to rent expense over the term of the lease.

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
Income Taxes: The Company had $7,252,000 of gross deferred tax assets at January 1, 2006, consisting principally of $4,757,000 of tax credit carryforwards. Generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.
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
In fiscal years 2002 through 2005, management continued to assess the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets. Based on the Company’s improved historical results and management’s forecasts of the Company’s future taxable income adjusted by varying probability factors, the beginning of the year valuation allowances were reduced by $1,200,000, $1,475,000, $1,531,000 and $122,000 in the fourth quarters of 2002, 2003, 2004 and 2005, respectively.
In performing its analyses in 2004 and 2005, management concluded that a valuation allowance was needed only for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items at January 1, 2006 was $1,733,000. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
Failure to achieve projected taxable income could affect the ultimate realization of the Company’s net deferred tax assets. Because of the uncertainties discussed above, there can be no assurance that management’s estimates of future taxable income will be achieved and that there could not be a subsequent increase in the valuation allowance. It is also possible that the Company could generate taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its deferred tax assets.
The Company will continue to evaluate the likelihood of realization of its deferred tax assets and upon reaching any different conclusion as to the appropriate carrying value of these assets, management will adjust them to their estimated net realizable value. Any such revisions to the estimated realizable value of the deferred tax assets could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized. However, because the remaining valuation allowance is related to the specific deferred tax assets noted above, management does not anticipate further adjustments to the valuation allowance until the Company’s projections of future taxable income increase significantly.
In addition, certain other components of the Company’s provision for income taxes must be estimated. These include, but are not limited to, effective state tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.
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
RECENT ACCOUNTING PRONOUNCEMENTS
          The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The estimated pre-tax impact of adopting SFAS 123R for 2006, relating to prior years’ unvested stock option grants only, will be approximately $55,000. Any compensation expense recognized relative to options granted subsequent to the date of adoption will be in addition to this amount.
          In October 2005, the FASB issued Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The Company has historically capitalized rents paid during the period a restaurant is under construction. Rental costs incurred during the construction period have averaged approximately $145,000 per location based upon the Company’s leased properties placed in service since 2001.
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
SEASONALITY AND QUARTERLY RESULTS
          The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in southern Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2005 and 2004 appears in this Report immediately following the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. While all of the Company’s debt outstanding as of January 1, 2006 was at fixed rates, the Company has historically utilized a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Notes F and G to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in market interest rates to have a material effect on income or cash flows in fiscal 2006, although there can be no assurances that interest rates will not significantly change.

          Investment Portfolio. The Company invests portions of its excess cash, if any, in highly liquid investments. At January 1, 2006, the Company had $7.3 million in money market accounts. The market risk on such investments is minimal due to their short-term nature.
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
Item 8. Financial Statements and Supplementary Data
INDEX OF FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	22-23
Consolidated statements of income — Years ended January 1, 2006, January 2, 2005 and December 28, 2003	24
Consolidated balance sheets – January 1, 2006 and January 2, 2005	25
Consolidated statements of cash flows — Years ended January 1, 2006, January 2, 2005 and December 28, 2003	26
Consolidated statements of stockholders’ equity — Years ended January 1, 2006, January 2, 2005 and December 28, 2003	27
Notes to consolidated financial statements	28-39
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
     We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two fiscal year period ended January 1, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II – Valuation and Qualifying Accounts for each of the years in the two fiscal year period ended January 1, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the years in the two fiscal year period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Nashville, Tennessee
March 31, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
J. Alexander’s Corporation
We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of J. Alexander’s Corporation and subsidiaries for the year ended December 28, 2003. Our audit also included the related financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of J. Alexander’s Corporation and subsidiaries for the year ended December 28, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Nashville, Tennessee
February 20, 2004, except for
the last paragraph of Note A as to
which the date is May 17, 2004

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	January 1	January 2	December 28
	2006	2005	2003
Net sales	$126,617,000	$122,918,000	$107,059,000

Costs and expenses:
Cost of sales	41,710,000	41,324,000	34,732,000
Restaurant labor and related costs	39,860,000	38,597,000	35,031,000
Depreciation and amortization of restaurant property and equipment	4,835,000	4,703,000	4,345,000
Other operating expenses	24,639,000	23,361,000	19,643,000

Total restaurant operating expenses	111,044,000	107,985,000	93,751,000

General and administrative expenses	9,081,000	8,568,000	8,220,000
Pre-opening expense	411,000	—	897,000
Gain on involuntary property conversion	—	117,000	—

Operating income	6,081,000	6,482,000	4,191,000

Other income (expense):
Interest expense, net	(1,770,000)	(2,130,000)	(2,108,000)
Other, net	114,000	26,000	75,000

Total other expense	(1,656,000)	(2,104,000)	(2,033,000)

Income before income taxes	4,425,000	4,378,000	2,158,000
Income tax provision (benefit)	865,000	(444,000)	(1,122,000)

Net income	$3,560,000	$4,822,000	$3,280,000

Basic earnings per share	$.55	$.75	$.50

Diluted earnings per share	$.52	$.71	$.49

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	January 1	January 2
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,200,000	$6,129,000
Accounts and notes receivable, net of allowances for possible losses	1,907,000	2,178,000
Inventories	1,351,000	1,132,000
Deferred income taxes	964,000	1,327,000
Prepaid expenses and other current assets	1,284,000	1,191,000

Total Current Assets	13,706,000	11,957,000

Other Assets	1,164,000	1,122,000

Property and Equipment, at cost, less allowances for depreciation and amortization	74,187,000	72,425,000

Deferred Income Taxes	4,510,000	3,236,000

Deferred Charges, less accumulated amortization of $708,000 and $595,000 at January 1, 2006, and January 2, 2005, respectively	733,000	814,000

	$94,300,000	$89,554,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,971,000	$3,050,000
Accrued expenses and other current liabilities	4,817,000	4,893,000
Unearned revenue	2,285,000	2,680,000
Current portion of long-term debt and obligations under capital leases	824,000	769,000

Total Current Liabilities	12,897,000	11,392,000

Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	23,193,000	24,017,000

Deferred Compensation Obligations	1,422,000	1,288,000

Deferred Rent Obligations and Other Deferred Credits	3,681,000	3,255,000

Stockholders’ Equity
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,531,122 and 6,460,199 shares at January 1, 2006, and January 2, 2005, respectively	327,000	324,000
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,620,000	34,312,000
Retained earnings	18,536,000	15,629,000

	53,483,000	50,265,000
Note receivable — Employee Stock Ownership Plan	—	(192,000)
Employee notes receivable – 1999 Loan Program	(376,000)	(471,000)

Total Stockholders’ Equity	53,107,000	49,602,000

Commitments and Contingencies
	$94,300,000	$89,554,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	January 1	January 2	December 28
	2006	2005	2003
Cash Flows from Operating Activities:
Net income	$3,560,000	$4,822,000	$3,280,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,926,000	4,809,000	4,444,000
Amortization of deferred charges	113,000	114,000	147,000
Deferred income tax benefit	(907,000)	(1,888,000)	(1,475,000)
Non-cash compensation expense – variable stock option award	—	18,000	552,000
Gain on involuntary property conversion	—	(117,000)	—
Other, net	233,000	244,000	122,000
Changes in assets and liabilities:
Accounts and notes receivable	271,000	360,000	(570,000)
Inventories	(219,000)	(64,000)	(278,000)
Prepaid expenses and other current assets	(93,000)	(141,000)	(50,000)
Deferred charges	(32,000)	(30,000)	(44,000)
Accounts payable	(188,000)	96,000	89,000
Accrued expenses and other current liabilities	(615,000)	101,000	(90,000)
Unearned revenue	(395,000)	(191,000)	179,000
Other long-term liabilities	560,000	625,000	284,000
Note receivable – Employee Stock Ownership Plan	192,000	178,000	318,000

Net cash provided by operating activities	7,406,000	8,936,000	6,908,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,461,000)	(3,010,000)	(9,418,000)
Proceeds from involuntary property conversion	—	370,000	—
Other, net	(79,000)	(96,000)	(66,000)

Net cash used in investing activities	(6,540,000)	(2,736,000)	(9,484,000)

Cash Flows from Financing Activities:
Proceeds under bank line of credit agreement	—	408,000	8,426,000
Payments under bank line of credit agreement	—	(894,000)	(7,940,000)
Proceeds from equipment financing note	—	750,000	—
Payments on long-term debt and obligations under capital leases	(769,000)	(770,000)	(6,807,000)
Common stock repurchased	—	—	(864,000)
Reduction of employee receivables - 1999 Loan Program	95,000	53,000	206,000
Exercise of stock options	197,000	78,000	148,000
Increase (decrease) in bank overdraft	1,682,000	(568,000)	1,203,000
Other, net	—	—	(59,000)

Net cash provided by (used in) financing activities	1,205,000	(943,000)	(5,687,000)

Increase (Decrease) in Cash and Cash Equivalents	2,071,000	5,257,000	(8,263,000)
Cash and cash equivalents at beginning of year	6,129,000	872,000	9,135,000

Cash and Cash Equivalents at End of Year	$8,200,000	$6,129,000	$872,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Plan	Program	Equity
Balances at December 29, 2002	6,660,535	$333,000	$34,357,000	$7,527,000	$(688,000)	$(730,000)	$40,799,000
Exercise of stock options, including tax benefits	50,982	3,000	145,000	—	—	—	148,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	206,000	206,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	318,000	—	318,000
Common stock repurchased	(277,564)	(14,000)	(850,000)	—	—	—	(864,000)
Other, net	(1,235)	—	(7,000)	—	—	—	(7,000)
Non-cash compensation expense– variable stock option award	—	—	552,000	—	—	—	552,000
Net and comprehensive income	—	—	—	3,280,000	—	—	3,280,000

Balances at December 28, 2003	6,432,718	322,000	34,197,000	10,807,000	(370,000)	(524,000)	44,432,000
Exercise of stock options, including tax benefits	27,783	2,000	98,000	—	—	—	100,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	53,000	53,000
Reduction of note receivable– Employee Stock Ownership Plan	—	—	—	—	178,000	—	178,000
Other, net	(302)	—	(1,000)	—	—	—	(1,000)
Non-cash compensation expense– Variable stock option award	—	—	18,000	—	—	—	18,000
Net and comprehensive income	—	—	—	4,822,000	—	—	4,822,000

Balances at January 2, 2005	6,460,199	324,000	34,312,000	15,629,000	(192,000)	(471,000)	49,602,000
Exercise of stock options, including tax benefits	71,215	3,000	309,000	—	—	—	312,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	95,000	95,000
Reduction of note receivable– Employee Stock Ownership Plan	—	—	—	—	192,000	—	192,000
Cash dividend declared, $.10 per share	—	—	—	(653,000)	—	—	(653,000)
Other, net	(292)	—	(1,000)	—	—	—	(1,000)
Net and comprehensive income	—	—	—	3,560,000	—	—	3,560,000

Balances at January 1, 2006	6,531,122	$327,000	$34,620,000	$18,536,000	$—	$(376,000)	$53,107,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At January 1, 2006, the Company owned and operated 28 J. Alexander’s restaurants in twelve states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 2004 included 53 weeks compared to 52 weeks for fiscal years 2005 and 2003. The fourth quarter of 2004 included 14 weeks.
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
Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty to the Company. Rent expense incurred during the construction period has been capitalized to property and equipment for all periods presented. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Percentage rent expense is generally based upon sales levels, and is accrued when it is deemed probable that percentage rent exceeds the minimum rent per the lease agreement. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.
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
Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift certificates and gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances after October 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months. In 2005, the Company recorded breakage of $168,000 in connection with gift cards that were more than 24 months old and $366,000 in connection with the remaining balance of gift certificates issued prior to 2001. Breakage of $166,000 related to gift certificates was recorded during 2004.
Pre-opening Costs: The Company accounts for pre-opening costs by expensing such costs as they are incurred.

Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities: The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short maturity of these instruments.
Long-term debt: The fair value of long-term mortgage financing and the equipment note payable is determined using current applicable rates for similar instruments and collateral as of the balance sheet date (see Note F). Fair value of other long-term debt was estimated to approximate its carrying amount.
Contingent liabilities: In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations and the disposition of its Wendy’s restaurant operations, the Company remains secondarily liable for certain real property leases. The Company does not believe it is practicable to estimate the fair value of these contingencies and does not believe any significant loss is likely.
Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $179,000, $157,000 and $167,000 were capitalized during 2005, 2004 and 2003, respectively.
Self-Insurance: Through the end of fiscal 2004, the Company was generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses were accrued based upon the Company’s estimates of the aggregate liability for claims incurred but not paid. Beginning in 2005, the Company’s group medical plan was fully insured.
Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $33,000, $91,000 and $31,000 in 2005, 2004 and 2003, respectively.
Stock Based Compensation: The Company accounts for its stock compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and, accordingly, typically recognizes no compensation expense for such arrangements. One stock option award, issued to the Company’s Chief Executive Officer in 1999 at an initial exercise price equal to the fair market value of the Company’s common stock on the date of the award, included a provision whereby the exercise price increased annually as long as the option remained unexercised and therefore required treatment as a variable stock option award. Compensation expense of $18,000 and $552,000 was recognized in connection with this option during 2004 and 2003, respectively. The Company’s Board of Directors fixed the exercise price of this option at $3.94 in 2004. As a result, no additional compensation expense was recognized after that date or will be recognized in the future with respect to this option grant.
     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation:

	Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net income, as reported	$3,560,000	$4,822,000	$3,280,000
Add: Compensation expense related to variable stock option award	—	18,000	552,000
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(881,000)	(119,000)	(99,000)

Pro forma net income	$2,679,000	$4,721,000	$3,733,000
Net income per share:
Basic, as reported	$.55	$.75	$.50
Basic, pro forma	$.41	$.73	$.57
Diluted, as reported	$.52	$.71	$.49
Diluted, pro forma	$.39	$.70	$.56
Weighted average shares used in computation:
Basic	6,489,000	6,446,000	6,519,000
Diluted	6,801,000	6,781,000	6,693,000

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note I for further discussion of the Company’s stock-based employee compensation.
Use of Estimates in Financial Statements: The preparation of the Consolidated Financial Statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to the Company’s accounting for gift card and gift certificate revenue, determination of the valuation allowance relative to the Company’s deferred tax assets, estimates of useful lives of property and equipment and leasehold improvements, determination of lease term and accounting for impairment losses, contingencies and litigation. Actual results could differ from those estimates.
Impairment: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
Comprehensive Income: Total comprehensive income was comprised solely of net income for all periods presented.
Business Segments: In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that the Company operates in only one segment.
Recent Accounting Pronouncements: The Financial Accounting Standards Board (FASB) has issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine an appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The estimated pre-tax impact of adopting SFAS 123R for 2006, relating to prior years’ unvested stock option grants only, will be approximately $55,000. Any compensation expense recognized relative to options granted subsequent to the date of adoption will be in addition to this amount.
     In October 2005, the FASB issued Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The Company has historically capitalized rents paid during the period a restaurant is under construction. Rental costs incurred during the construction period have averaged approximately $145,000 per location based upon the Company’s leased properties placed in service since 2001.
Reclassifications: Certain reclassifications have been made to the 2004 and 2003 Consolidated Financial Statements to conform with the 2005 presentation (see Note C and Note D).

Note B — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	January 1	January 2	December 28
	2006	2005	2003
Numerator:
Net income (numerator for basic earnings per share)	$3,560,000	$4,822,000	$3,280,000
Effect of dilutive securities	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$3,560,000	$4,822,000	$3,280,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,489,000	6,446,000	6,519,000

Effect of dilutive securities	325,000	335,000	174,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,814,000	6,781,000	6,693,000

Basic earnings per share	$.55	$.75	$.50

Diluted earnings per share	$.52	$.71	$.49

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 145,000, 124,000 and 295,000 options were excluded from the computation of diluted earnings per share in 2005, 2004 and 2003, respectively.
Note C — Accounts Receivable
     The Company receives payment from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of a credit card transaction. Historically, the amounts receivable from the issuers were treated as in-transit cash deposits. Effective in 2005, these amounts have been classified as accounts receivable. The Consolidated Balance Sheet at January 2, 2005 and the Consolidated Statements of Cash Flows for the years ended January 2, 2005 and December 28, 2003 have been reclassified to reflect the impact of this presentation. Accounts receivable related to credit card transactions were as follows at the indicated dates:

January 1, 2006	$1,733,000
January 2, 2005	2,001,000
December 28, 2003	1,966,000
December 29, 2002	1,390,000
Note D — Cash Overdraft
     As a result of utilizing a consolidated cash management system, the Company’s books reflect an overdraft position with respect to accounts maintained at its primary bank at various times throughout the year. Overdraft balances, which were included in accounts payable, were as follows at the indicated dates:

January 1, 2006	$2,317,000
January 2, 2005	635,000
December 28, 2003	1,203,000
December 29, 2002	—
     The Company’s Consolidated Balance Sheet as of January 2, 2005 and the Consolidated Statements of Cash Flows for the years ended January 2, 2005 and December 28, 2003 have been reclassified to reflect the balances above.

Note E — Property and Equipment
     Balances of major classes of property and equipment are as follows:

	January 1	January 2
	2006	2005
Land	$15,848,000	$15,848,000
Buildings	40,131,000	38,918,000
Buildings under capital leases	375,000	375,000
Leasehold improvements	32,232,000	29,005,000
Restaurant and other equipment	23,541,000	22,211,000
Construction in progress	—	58,000

	112,127,000	106,415,000
Less allowances for depreciation and amortization	37,940,000	33,990,000

	$74,187,000	$72,425,000

     The Company accrued obligations for fixed asset additions of $550,000, $123,000 and $375,000 at January 1, 2006, January 2, 2005 and December 28, 2003, respectively. A receivable in the amount of $497,000 was also recorded as of December 28, 2003, in connection with a landlord’s contribution for tenant improvements. These transactions were subsequently reflected in the Company’s Statements of Cash Flows at the time cash was exchanged.
Note F — Long-Term Debt and Obligations Under Capital Leases
     Long-term debt and obligations under capital leases at January 1, 2006, and January 2, 2005, are summarized below:

	January 1, 2006		January 2, 2005
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$665,000	$22,600,000	$612,000	$23,264,000
Equipment note payable, 4.97% interest, payable through 2009	149,000	335,000	142,000	485,000
Obligations under capital lease, 9.9% to 11.5% interest, payable through 2015	10,000	258,000	15,000	268,000

	$824,000	$23,193,000	$769,000	$24,017,000

     Aggregate maturities of long-term debt for the five years succeeding January 1, 2006, are as follows: 2006 — $824,000; 2007 — $889,000 ; 2008 — $955,000; 2009 — $877,000; 2010 — $955,000.
     In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Net proceeds from the mortgage loan, after deducting fees and expenses associated with the transaction, were approximately $24,275,000. A portion of these funds was used to pay off a bank line of credit outstanding at that time, terminating that facility. Remaining funds were used primarily for retiring the Company’s $6,250,000 of Convertible Subordinated Debentures which matured June 1, 2003.
     Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The Company was in compliance with all such provisions as of both January 1, 2006 and January 2, 2005. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,796,000 at January 1, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.
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

     In May 2003, the Company entered into a secured bank line of credit agreement which will provide up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the agreement is currently approximately $4,600,000 and is based on a percentage of the appraised value of the collateral securing the agreement. There were no borrowings outstanding under this line of credit at January 1, 2006. Provisions of the line of credit agreement require that a minimum fixed charge coverage ratio be maintained and that the Company’s leverage ratio not exceed a specified level. The Company was in compliance with all such provisions as of both January 1, 2006 and January 2, 2005. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,644,000 at January 1, 2006 and bears interest at the rate of LIBOR plus a spread of two to four percent, depending on the leverage ratio. The credit line expires on April 30, 2006.
     In connection with a new J. Alexander’s restaurant opened during 2003, the Company recorded a capital building lease asset and a capital building lease obligation in the amount of $375,000. For purposes of the Consolidated Statement of Cash Flows, this transaction was considered a non-cash investing and financing activity.
     In 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principle and interest of approximately $14,200 through January, 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.
     Cash interest payments amounted to $2,021,000, $2,074,000 and $2,309,000, in 2005, 2004 and 2003, respectively. Interest costs of $65,000 and $108,000 were capitalized as part of building and leasehold costs in 2005 and 2003, respectively. No interest costs were capitalized during 2004.
     The carrying value and estimated fair value of the Company’s mortgage loan were $23,265,000 and $24,501,000, respectively, at January 1, 2006 compared to $23,876,000 and $25,258,000, respectively, at January 2, 2005. With respect to the equipment note payable, the carrying value and estimated fair value totaled $484,000 and $472,000, respectively, at January 1, 2006 compared to $627,000 and $606,000, respectively, at January 2, 2005.
Note G — Leases
     At January 1, 2006, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.
     Real estate lease terms are generally for 15 to 20 years and, in many cases, provide for rent escalations and for one or more five-year renewal options. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Certain real property leases provide for contingent rentals based upon a percentage of sales. In addition, the Company is lessee under other noncancelable operating leases, principally for office space.
     Accumulated amortization of buildings under capital leases totaled $74,000 at January 1, 2006 and $41,000 at January 2, 2005. Amortization of leased assets is included in depreciation and amortization expense.
     Total rental expense amounted to:

	Years Ended
	January 1	January 2	December 28
	2006	2005	2003
Minimum rentals under operating leases	$2,913,000	$2,920,000	$2,444,000
Contingent rentals	113,000	71,000	29,000
Less: Sublease rentals	(100,000)	(116,000)	(119,000)

	$2,926,000	$2,875,000	$2,354,000

     At January 1, 2006, future minimum lease payments under capital leases and noncancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

	Capital	Operating
	Leases	Leases
2006	$36,000	$2,715,000
2007	36,000	2,500,000
2008	36,000	2,519,000
2009	36,000	2,554,000
2010	54,000	2,603,000
Thereafter	229,000	17,609,000

Total minimum payments	427,000	$30,500,000

Less imputed interest	(159,000)

Present value of minimum rental payments	268,000
Less current maturities at January 1, 2006	(10,000)

Long-term obligations at January 1, 2006	$258,000

     Minimum future rentals receivable under subleases for operating leases at January 1, 2006, amounted to $66,000.
Note H — Income Taxes
     Significant components of the income tax provision (benefit) are as follows:

	Years Ended
	January 1	January 2	December 28
	2006	2005	2003
Current:
Federal	$1,439,000	$1,197,000	$262,000
State	333,000	247,000	91,000

Total	1,772,000	1,444,000	353,000
Deferred:
Federal	(673,000)	(1,822,000)	(1,320,000)
State	(234,000)	(66,000)	(155,000)

Total	(907,000)	(1,888,000)	(1,475,000)

Income tax provision (benefit)	$865,000	$(444,000)	$(1,122,000)

     The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended
	January 1	January 2	December 28
	2006	2005	2003
Tax expense computed at federal statutory rate (34%)	$1,504,000	$1,489,000	$734,000
State income taxes, net of federal benefit	146,000	119,000	60,000
Effect of net operating loss carryforwards and tax credits	(695,000)	(520,000)	(302,000)
Decrease in valuation allowance	(186,000)	(1,632,000)	(1,380,000)
Previously accrued taxes	—	—	(182,000)
Other, net	96,000	100,000	(52,000)

Income tax provision (benefit)	$865,000	$(444,000)	$(1,122,000)

     The Company made net income tax payments of $1,528,000, $1,176,000 and $746,000 in 2005, 2004 and 2003, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of January 1, 2006 and January 2, 2005, are as follows:

	January 1	January 2
	2006	2005
Deferred tax liabilities:
Deferred gain on involuntary conversion	$45,000	$45,000
Tax over book depreciation	—	559,000

Total deferred tax liabilities	$45,000	$604,000

Deferred tax assets:
Deferred compensation accruals	$542,000	$490,000
Compensation related to variable stock option award	216,000	216,000
Net operating loss carryforwards	198,000	262,000
Tax credit carryforwards	4,757,000	4,676,000
Deferred rent obligations	1,366,000	1,211,000
Other — net	173,000	231,000

Total deferred tax assets	7,252,000	7,086,000
Valuation allowance for deferred tax assets	(1,733,000)	(1,919,000)

	5,519,000	5,167,000

Net deferred tax assets	$5,474,000	$4,563,000

     At January 1, 2006, the Company had tax credit carryforwards of $4,757,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2009 through 2025 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $5,037,000 available to reduce state income taxes which expire from 2006 to 2021. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.
     SFAS No. 109, “Accounting for Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Prior to 2002, the valuation allowance was established at an amount necessary to fully reserve the net deferred tax asset balances. In the fourth quarters of 2005, 2004 and 2003, the valuation allowance was reduced by $122,000, $1,531,000 and $1,475,000, respectively, resulting in corresponding credits to deferred income tax expense. It is the Company’s belief that it is more likely than not that its net deferred tax assets will be realized. The valuation allowance decreased by $186,000 (inclusive of the $122,000 adjustment to the beginning of the year valuation allowance discussed above) during the year ended January 1, 2006.
Note I — Stock Options and Benefit Plans
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

     A summary of options under the Company’s option plans is as follows:

				Weighted
				Average
				Exercise
Options	Shares	Option	Prices	Price

Outstanding at December 29, 2002	788,060	$2.07-	$11.69	$4.28
Issued	93,000	4.25		4.25
Exercised	(50,982)	2.24-	3.44	2.72
Expired or canceled	(40,768)	2.07-	10.50	7.63

Outstanding at December 28, 2003	789,310	2.08-	11.69	4.32
Issued	23,000	7.61		7.61
Exercised	(27,783)	2.08-	4.25	2.84
Expired or canceled	(59,000)	2.24-	11.69	6.47

Outstanding at January 2, 2005	725,527	2.08-	9.88	4.31
Issued	272,500	8.22-	9.50	8.56
Exercised	(71,215)	2.08-	4.25	2.80
Expired or canceled	(58,669)	4.25-	9.75	9.05

Outstanding at January 1, 2006	868,143	$2.24-	$9.88	$5.45

     Options exercisable and shares available for future grant were as follows:

	January 1	January 2	December 28
	2006	2005	2003
Options exercisable	841,799	650,178	658,810
Shares available for grant	186,169	402,000	66,912
     The following table summarizes information about the Company’s stock options outstanding at January 1, 2006:

		Options Outstanding			Options Exercisable
		Number			Number
		Outstanding at	Weighted	Weighted	Exercisable at	Weighted
Range of		January 1	Average Remaining	Average Exercise	January 1	Average
Exercise Prices		2006	Contractual Life	Price	2006	Exercise Price
$2.24-	$2.25	70,500	5.2 years	$2.25	70,500	$2.25
2.75-	3.44	160,110	2.9 years	2.77	160,110	2.77
3.88-	5.69	308,033	4.3 years	4.29	286,689	4.29
7.61-	9.88	329,500	8.9 years	8.52	324,500	8.51

$2.24-	$9.88	868,143		$5.45	841,799	$5.46

     Options exercisable at January 2, 2005 and December 28, 2003 had weighted average exercise prices of $4.20 and $4.45, respectively. The weighted average fair value per share for options granted during 2005, 2004 and 2003 was $3.10, $4.54 and $2.49, respectively. These fair values were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.44%, 4.50% and 4.16%; a 1.22% annual dividend yield for 2005 and no annual dividend yield for 2004 and 2003; volatility factors of .4005, .4095 and .4069 based on monthly closing prices since August, 1990; and an expected option life of 5.6 years for 2005 and 10 years for 2004 and 2003.
     The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.
     The Company has a Salary Continuation Plan which provides retirement and death benefits to certain key employees. The expense recognized under this plan was $137,000, $265,000 and $152,000 in 2005, 2004 and 2003, respectively.

     The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 10% matching contribution to the plan. The Company’s matching contribution for 2005 totaled $61,000, or 25% of eligible participant contributions. For 2004 and 2003, the Company’s matching contribution expense was $47,000 and $40,000, respectively.
     In 1999, the Company established the 1999 Loan Program (Loan Program) to allow eligible employees to make purchases of the Company’s common stock. Under the terms of the Loan Program, all full-time employees as well as part-time employees who had at least five years of employment with the Company were eligible to borrow amounts ranging from a minimum of $10,000 to a maximum of 100% of their annual salary. Borrowings in excess of the maximum were allowed upon approval by the Compensation Committee or the officers of the Company, as applicable. All employee borrowings were used exclusively to purchase shares of the Company’s common stock and accrue interest at the rate of 3% annually until paid in full. Interest is payable quarterly until December 31, 2006 at which time the entire unpaid principal amount and unpaid interest will be due. In the event that a participant receives bonus compensation from the Company, 30% of any such bonus is to be applied to the outstanding principal balance of the note. Further, a participant’s loan may be declared due and payable upon termination of a participant’s employment or failure to make any payment when due, as well as under other circumstances set forth in the program documents. The maximum aggregate amount of loans authorized was $1,000,000. As of January 1, 2006, notes receivable under the Loan Program totaled $376,000. This amount has been reported as a reduction from the Company’s stockholders’ equity.
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
Note J — Employee Stock Ownership Plan
     In 1992, the Company established an Employee Stock Ownership Plan (ESOP) which purchased 457,055 shares of Company common stock from a trust created by the late Jack C. Massey, the Company’s former Board Chairman, and the Jack C. Massey Foundation at $3.75 per share for an aggregate purchase price of $1,714,000. The Company funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. The note receivable from the ESOP, which was paid in full during 2005, has historically been reported as a reduction from the Company’s stockholders’ equity.
     The Company has made a contribution to the ESOP in each calendar year since the ESOP was established allowing the ESOP to make its scheduled loan repayments to the Company, with the exception of 1996, when no contribution was made, and 2000 and 2001, when only the interest component of the contribution was made. Compensation expense of $192,000 was recorded with respect to the 2005 ESOP contribution.
     All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. The ESOP generally requires five years of service with the Company in order for an ESOP participant’s account to vest. Allocation of stock is made to participants’ accounts as the ESOP’s loan is repaid and is in proportion to each participant’s compensation for each year. All shares available for allocation had been allocated as of January 1, 2006.
     For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

Note K — Shareholder Rights Plan
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
Note L — Commitments and Contingencies
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to ten years. The total estimated amount of lease payments remaining on these 24 leases at January 1, 2006 was approximately $3.7 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at January 1, 2006, was approximately $2.3 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of January 1, 2006, was approximately $1.3 million.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
Note M — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities included the following:

	January 1	January 2
	2006	2005
Taxes, other than income taxes	$1,635,000	$1,630,000
Salaries, wages and vacation pay	1,011,000	908,000
Insurance	328,000	240,000
Interest	169,000	206,000
Bonus compensation	170,000	612,000
Credit card processing fees	38,000	331,000
Cash dividend payable	653,000	—
Other	813,000	966,000

	$4,817,000	$4,893,000

Note N — Intangible Assets
     Intangible assets recorded on the accompanying Consolidated Balance Sheet at January 1, 2006 include deferred loan costs and other intangible assets with finite lives and are scheduled to be amortized over their estimated useful lives as follows: 2006 — $88,000; 2007 — $71,000; 2008- $58,000; 2009 — $49,000; 2010 — $47,000.
Note O — Related Party Transactions
     E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company (Solidus), the Company’s largest shareholder. On March 22, 1999, Solidus entered into a Stock Purchase and Standstill Agreement which generally precludes Solidus from acquiring in excess of 33% of the Company’s outstanding voting securities, soliciting proxies with respect to the Company’s voting securities, depositing any voting securities in a voting trust or any similar arrangement and selling, transferring or otherwise disposing of any of the Company’s voting securities. Such restrictions are subject to termination should certain events transpire.
     In 2003, Solidus and the Company executed the First Amendment to Stock Purchase and Standstill Agreement. Under the terms of this agreement, the Company authorized Solidus to pledge the common stock of the Company previously acquired as collateral security for the payment and performance of Solidus’ obligations under a credit agreement with a bank. In the event that Solidus defaults on its obligations to the bank, and such default results in the need to liquidate the related collateral, the bank is required to give the Company written notice of the number of shares it intends to sell and the price at which such shares are to be sold. The Company has the exclusive right within the first 30 days subsequent to receipt of such written notice to purchase all or any portion of the shares subject to sale and, should the Company decline to purchase any of the applicable shares, the bank may sell such shares over the ensuing 50 days on terms no more favorable than the terms stated in the written notice referred to above.
     On July 31, 2005, the Company entered into an Amended and Restated Standstill Agreement (the Agreement) with Solidus to extend, subject to certain conditions, the existing contractual restrictions on Solidus’ 1,747,846 shares of the Company’s Common Stock until December 1, 2009. The Agreement will continue until at least January 15, 2007, as a result of the Company’s payment of a cash dividend to all shareholders of $.10 per share in January, 2006 and will remain in effect after that time provided that the Company pays a minimum cash dividend to all shareholders of either $.025 per share each quarter or $.10 per share annually. Solidus agreed that it will not seek to increase its ownership of the Company’s Common Stock above 33% of the Common Stock outstanding and that it will not sell or otherwise transfer its Common Stock without the consent of the Company’s Board of Directors; provided that Solidus and its affiliate may sell up to 106,000 shares per 12 month period beginning December 1, 2006. The Agreement replaces in its entirety the Stock Purchase and Standstill Agreement dated as of March 22, 1999. The Agreement was negotiated and approved on behalf of the Company by the Audit Committee of the Board of Directors, which is comprised solely of independent directors. The Company’s ability to pay future dividends will depend on its financial condition and results of operations at any time such dividends are considered or paid.
Note P — Share Repurchases
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

Unaudited Quarterly Results of Operations
     The following is a summary of the quarterly results of operations for the years ended January 1, 2006 and January 2, 2005 (in thousands, except per share amounts):

	2005 Quarters Ended
	April 3	July 3	October 2	January 1
Net sales	$32,154	$30,953	$30,044	$33,466
Operating income	$1,701	$1,668	$937	$1,775
Net income	$949	$984	$402	$1,225	(1)
Basic earnings per share	$.15	$.15	$.06	$.19
Diluted earnings per share	$.14	$.14	$.06	$.18

	2004 Quarters Ended
	March 28	June 27	September 26	January 2
Net sales	$30,789	$29,847	$28,794	$33,488
Operating income	$1,918	$1,350	$893	$2,321
Net income	$948	$576	$265	$3,033	(2)
Basic earnings per share	$.15	$.09	$.04	$.47
Diluted earnings per share	$.14	$.09	$.04	$.45

(1)	Includes favorable adjustment of $122 related to a reduction of the valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).

(2)	Includes favorable adjustment of $1,531 related to a reduction of the valuation allowance for deferred income tax assets in accordance with SFAS No. 109.

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
     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)
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
Item 11. Executive Compensation
     The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions.
     The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     The information required under this item is incorporated herein by reference to the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Item 8.

(a)(2)	The information required under Item 15, subsection (a)(2) is set forth in a supplement filed as part of this report beginning on page F-1.

(a)(3)	Exhibits:

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3)(b)	Restated Bylaws as currently in effect. (Exhibit 3(b) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(a)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4)(b)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(c)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(d)	Amendment to Rights Agreement dated May 6, 1999, by and between Registrant and SunTrust Bank (Exhibit 5 of the Registrant’s Form 8-A/A filed May 12, 1999 is incorporated herein by reference).

(4)(e)	Amendment to Rights Agreement dated May 14, 2004, by and between Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A filed May 14, 2004 is incorporated herein by reference).

(4)(f)	Amended and Restated Standstill Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated August 1, 2005, is incorporated herein by reference).

(10)(a)	Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(b)*	Employee Stock Ownership Plan, as amended and restated, effective January 1, 1997 and executed February 25, 2002 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K for the year ended December 30, 2001 is incorporated herein by reference).

(10)(c)	Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(d)	Amended and Restated Secured Promissory Note dated November 30, 2000 from the J. Alexander’s Corporation Employee Stock Ownership Trust to Registrant (incorporated by reference to Exhibit (10)(u) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(f)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(g)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(h)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(i)*	Written description of Salary Continuation Plan (description of Salary Continuation Plan included in the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 15, 2001, is incorporated herein by reference).

(10)(j)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(k)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(l)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(m)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(n)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(o)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(p)*	2004 Equity Incentive Plan (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 28, 2004, is incorporated herein by reference).

(10)(q)*	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(r )*	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(s)*	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(t)*	1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

(10)(u)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(v)	Line of Credit Note dated May 12, 2003, by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(w)*	First Amendment to Employee Stock Ownership Plan (Exhibit (10)(s) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(x)*	Second Amendment to Employee Stock Ownership Plan (Exhibit (10)(t) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(y)	First Amendment to Loan Agreement, dated January 20, 2004 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(z)	Amended and Restated Line of Credit Note, dated January 20, 2004 (Exhibit (10)(v) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(aa)*	Cash Incentive Performance Program (Exhibit 10(bb) of the Registrant’s Report on Form 8-K dated May 20, 2005, is incorporated herein by reference).

(10)(bb)*	Form of 2005 Incentive Stock Option Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated December 28, 2005 is incorporated herein by reference).

(10)(cc)*	2006 Executive Salaries

(21)	List of subsidiaries of Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(23.2)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.
(b)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: 4/03/06	By:	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	4/03/06

/s/ R. Gregory Lewis	Vice President and Chief Financial Officer	4/03/06
R. Gregory Lewis	(Principal Financial Officer)

/s/ Mark A. Parkey	Vice President and Controller	4/03/06
Mark A. Parkey	(Principal Accounting Officer)

/s/ E. Townes Duncan E. Townes Duncan	Director	4/03/06

/s/ Garland G. Fritts Garland G. Fritts	Director	4/03/06

/s/ J. Bradbury Reed J. Bradbury Reed	Director	4/03/06

/s/ Joseph N. Steakley Joseph N. Steakley	Director	4/03/06

/s/ Brenda B. Rector Brenda B. Rector	Director	4/03/06

ANNUAL REPORT ON FORM 10-K
ITEM 15(a)(2)
FINANCIAL STATEMENT SCHEDULE
CERTAIN EXHIBITS
FISCAL YEAR ENDED JANUARY 1, 2006
J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
NASHVILLE, TENNESSEE
F-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other Accounts	Deductions-	at End
Description	of Period	Expenses		Describe	Describe	of Period
Year ended January 1, 2006 Valuation allowance for deferred tax assets	$1,919,000	$(186,000	)(1)	$0	$0	$1,733,000

Year ended January 2, 2005 Valuation allowance for deferred tax assets	$3,551,000	$(1,632,000	)(2)	$0	$0	$1,919,000

Year ended December 28, 2003 Valuation allowance for deferred tax assets	$4,931,000	$(1,380,000	)(3)	$0	$0	$3,551,000

(1)	Includes a $122,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(2)	Includes a $1,531,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(3)	Includes a $1,475,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.
F-2

J. ALEXANDER’S CORPORATION
EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description

(10)(cc)	2006 Executive Salaries

(21)	List of subsidiaries of Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm

(23.2)	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.