Form 10-Q
period 2006-04-02
ALEXANDERS J CORP
filed 2006-05-15
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 2, 2006
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
Yes ☐ No ☑
Common Stock Outstanding – 6,540,372 shares at May 15, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	April 2	January 1
	2006	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,515	$8,200
Accounts and notes receivable	1,797	1,907
Inventories	1,377	1,351
Deferred income taxes	964	964
Prepaid expenses and other current assets	1,101	1,284

TOTAL CURRENT ASSETS	13,754	13,706

OTHER ASSETS	1,237	1,164

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $39,125 and $37,940 at April 2, 2006, and January 1, 2006, respectively	73,468	74,187

DEFERRED INCOME TAXES	4,510	4,510

DEFERRED CHARGES, less amortization	718	733

	$93,687	$94,300

	April 2	January 1
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,651	$4,971
Accrued expenses and other current liabilities	4,731	4,817
Unearned revenue	1,664	2,285
Current portion of long-term debt and obligations under capital leases	840	824

TOTAL CURRENT LIABILITIES	10,886	12,897

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	22,971	23,193

OTHER LONG-TERM LIABILITIES	5,243	5,103

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,537,372 and 6,531,122 shares at April 2, 2006, and January 1, 2006, respectively	327	327
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,663	34,620
Retained earnings	19,973	18,536

	54,963	53,483

Employee notes receivable — 1999 Loan Program	(376)	(376)

TOTAL STOCKHOLDERS’ EQUITY	54,587	53,107

	$93,687	$94,300

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 2	April 3
	2006	2005
Net sales	$35,238	$32,154

Costs and expenses:
Cost of sales	11,549	10,764
Restaurant labor and related costs	10,999	9,990
Depreciation and amortization of restaurant property and equipment	1,298	1,188
Other operating expenses	6,797	6,221

Total restaurant operating expenses	30,643	28,163

General and administrative expenses	2,391	2,290

Operating income	2,204	1,701
Other income (expense):
Interest expense, net	(425)	(462)
Other, net	29	11

Total other expense	(396)	(451)

Income before income taxes	1,808	1,250
Income tax provision	(371)	(301)

Net income	$1,437	$949

Basic earnings per share	$.22	$.15

Diluted earnings per share	$.21	$.14

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	April 2	April 3
	2006	2005
Net cash provided by operating activities:

Net income	$1,437	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,320	1,209
Changes in working capital accounts	99	(1,432)
Other operating activities	233	320

	3,089	1,046

Net cash used in investing activities:
Purchase of property and equipment	(1,115)	(956)
Other investing activities	(72)	(66)

	(1,187)	(1,022)

Net cash (used in) provided by financing activities:
Payments on debt and obligations under capital leases	(206)	(198)
(Decrease) increase in bank overdraft	(745)	1,764
Payment of cash dividend	(653)	—
Other	17	6

	(1,587)	1,572

Increase in cash and cash equivalents	315	1,596

Cash and cash equivalents at beginning of period	8,200	6,129

Cash and cash equivalents at end of period	$8,515	$7,725

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$550	$123
Property and equipment obligations accrued at end of period	$89	$95
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2006 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — ACCOUNTS RECEIVABLE
     The Company receives payment from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of a credit card transaction. Prior to the second quarter of 2005, the amounts receivable from the issuers were treated as in-transit cash deposits. Effective beginning July 3, 2005, these amounts have been classified as accounts receivable. For consistency of presentation, the Condensed Consolidated Statement of Cash Flows for the quarter ended April 3, 2005 has been reclassified to reflect the impact of this change of classification.
NOTE C — CASH OVERDRAFT
     As a result of utilizing a consolidated cash management system, the Company’s books reflect an overdraft position with respect to accounts maintained at its primary bank at various times throughout the year. Overdraft balances, which were included in accounts payable, totaled $2,317,000 and $1,572,000 at January 1, 2006 and April 2, 2006, respectively. The Condensed Consolidated Statement of Cash Flows for the quarter ended April 3, 2005 has been reclassified to reflect the impact of cash overdrafts of $635,000 and $2,399,000 at January 2, 2005 and April 3, 2005, respectively.
NOTE D — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	April 2	April 3
	2006	2005
Numerator:
Net income (numerator for basic earnings per share)	$1,437,000	$949,000
Effect of dilutive securities	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$1,437,000	$949,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,533,000	6,461,000
Effect of dilutive securities:
Employee stock options	288,000	322,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,821,000	6,783,000

Basic earnings per share	$.22	$.15

Diluted earnings per share	$.21	$.14

     For the quarter ended April 2, 2006, options to purchase 401,000 shares of common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect. During the corresponding period of 2005, options to purchase 109,000 shares of common stock were similarly excluded from the computation of diluted earnings per share.
NOTE E — INCOME TAXES
     Income tax expense for the first quarter of 2006 has been provided for based on an estimated effective tax rate of 24.2% expected to be applicable for the 2006 fiscal year. Also included in the tax provision for the first quarter of 2006 is a favorable adjustment of $67,000 which represents a discrete item related to correction of a prior year’s federal income tax return. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to pre-tax earnings primarily due to the effect of employee FICA tip tax credits (a reduction in income tax expense) partially offset by the effect of state income taxes.
NOTE F — STOCK BASED COMPENSATION
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
     Effective January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using a modified prospective application. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”). Under the provisions of APB 25, stock option awards were generally accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.
     Under the modified prospective application, the provisions of SFAS 123R apply to non-vested awards which were outstanding on January 1, 2006 and to new awards and the modification, repurchase or cancellation of awards after January 1, 2006. Under the modified prospective approach, compensation expense recognized in the first quarter of 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and recognized as expense over the remaining requisite service period. Compensation expense recognized in the first quarter of 2006 also includes compensation cost for all share-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and recognized as expense over the applicable requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before taxes for the quarter ended April 2, 2006 was $26,000 lower, and net income $20,000 lower, than if the Company had continued to account for stock-based compensation under the provisions of APB 25. The adoption of SFAS 123R had no cumulative change effect on reported basic and diluted earnings per share. At April 2, 2006, the Company had $143,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized as follows:

2006	$47,000
2007	23,000
2008	23,000
2009	23,000
2010	23,000
2011	4,000
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the quarter ended April 3, 2005:

Net income as reported	$949,000
Deduct: Stock-based employee compensation expense determined under a fair value method for all awards, net of taxes	(34,000)

Pro forma net income	$915,000

Net income per share:
Basic earnings per share, as reported	$.15

Basic earnings per share, pro forma	$.14

Diluted earnings per share, as reported	$.14

Diluted earnings per share, pro forma	$.13

     The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Quarter Ended
	April 2, 2006	April 3, 2005
Dividend yield	0.64%	—%
Volatility factor	.4036	.4074
Risk-free interest rate	3.91%	4.23%
Expected life of options (in years)	8.12	10.00
Weighted-average grant-date fair value	$2.92	$2.91
The assumptions above are generally based on anticipated future exercise patterns of employees and historical volatility of the Company’s common stock calculated based on monthly closing prices since August, 1990. Risk-free interest rates are based on U.S. treasury constant maturity yields in effect as of each grant date for treasury securities with maturities approximating the expected life of options granted.
     The following table represents stock option activity for the quarter ended April 2, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding options at beginning of period	868,143	$5.45
Granted	94,000	8.21
Exercised	(6,250)	2.57
Forfeited	(1,333)	4.25

Outstanding options at end of period	954,560	$5.74	6.0 years

Outstanding exercisable at end of period	834,216	$5.48	5.6 years

     There were 93,502 shares available for future grants to employees and directors under the 2004 Equity Incentive Plan at April 2, 2006. The aggregate intrinsic value of options outstanding at April 2, 2006 was $2.5 million, and the aggregate intrinsic value of options exercisable was $2.2 million. The total intrinsic value of options exercised was $10,000 and $2,000 for the quarters ended April 2, 2006 and April 3, 2005, respectively.
     The following table summarizes the Company’s non-vested stock option activity for the quarter ended April 2, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at beginning of period	26,344	$2.88
Granted	94,000	3.25
Vested	—	—
Forfeited	—	—

Non-vested stock options at end of period	120,344	$3.17

NOTE G — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to ten years. The total estimated amount of lease payments remaining on these 24 leases at April 2, 2006 was approximately $3.5 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at April 2, 2006, was approximately $2.1 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of April 2, 2006, was approximately $1.4 million.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At April 2, 2006, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants. Revenues are also generated by the sale and redemption of gift cards, and from other income related to gift cards and certificates.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. As a result, incremental sales in existing restaurants are generally expected to make a significant contribution to restaurant profitability because many restaurant costs and expenses are not expected to increase at the same rate as sales. Improvements in profitability resulting from incremental sales growth can be affected, however, by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s existing restaurants and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high quality dining experiences and operating cost increases.

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
     While the Company’s earnings for the first quarter of 2006 were significantly higher than for the first quarter of 2005, management believes that earnings comparisons for the second quarter of 2006 to the second quarter of 2005 will be difficult because of the reduction in cost of sales as a percentage of net sales and other operating efficiencies achieved in the second quarter of 2005. Operating expenses are expected to continue to be under pressure in 2006 from increases in utility costs, and training and other general and administrative expenses are expected to be higher in the second quarter of 2006. In addition, the Company like some other restaurant companies has experienced weakness in same store sales growth in recent weeks, with declines in the Company’s Midwestern markets contributing most notably to the weakness. As a result, management currently expects that same store sales growth in the second quarter of 2006 compared to the second quarter of 2005 will be less than the 5.1% increase experienced in the first quarter of 2006 compared to the same quarter of 2005. Because of the factors discussed above, the Company currently expects earnings for the second quarter of 2006 to be below those for the second quarter of the previous year, although earnings for the first half of 2006 are expected to be above those for the first half of 2005.
     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 2	April 3
	2006	2005
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.8	33.5
Restaurant labor and related costs	31.2	31.1
Depreciation and amortization of restaurant property and equipment	3.7	3.7
Other operating expenses	19.3	19.3

Total restaurant operating expenses	87.0	87.6
General and administrative expenses	6.8	7.1

Operating income	6.3	5.3
Other income (expense):
Interest expense, net	(1.2)	(1.4)
Other, net	.1	—

Total other income (expense)	(1.1)	(1.4)

Income before income taxes	5.1	3.9
Income tax provision	(1.1)	(.9)

Net income	4.1%	3.0%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	28	27

Weighted average weekly net sales per restaurant:
All restaurants	$96,800	$91,400

	Quarter Ended
	April 2	April 3
	2006	2005
% Increase	+5.9%
Same store restaurants (1)	$96,100	$91,400
% Increase	+5.1%

(1)	Includes the twenty-seven restaurants open for more than 18 months.
Net Sales
     Net sales increased by approximately $3.1 million, or 9.6%, in the first quarter of 2006 compared to the same period of 2005. This increase was due to the 5.1% increase in net sales in the same store restaurant base and to an additional restaurant which opened in October of 2005.
     The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with service charges on unused gift cards and reductions in liabilities for gift certificates or cards is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 6% to $22.45 in the first quarter of 2006 from $21.17 in the first quarter of 2005. Management estimates that menu prices increased by approximately 2.3% in the first quarter of 2006 over the same period of 2005. In addition, in April of 2005 the Company changed its menu pricing format in most locations to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can be added for an additional charge of $4.00. Management estimates that weekly average guest counts on a same store basis, decreased by 1.1% in the first quarter of 2006 compared to the same period of 2005. Management believes that the decrease in guest counts in 2006 was due to higher menu prices and, in some locations, to trial by the Company’s guests of new upscale restaurants in their markets.
     Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, also contributed to same store sales increases in the first quarter of 2006 compared to the first quarter of 2005.
     In past years, monthly service charges were deducted from outstanding balances of gift cards after a card had no activity for 12 consecutive months. These service charges were recorded as revenue when deducted. In November of 2005, the Company discontinued service charges on gift cards and began recognizing revenue related to reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed (“breakage”). Revenues of $98,000 related to gift card service fees were included in net sales for the first quarter of 2005 and breakage of $19,000 was included in net sales for the first quarter of 2006.

Restaurant Costs and Expenses
     Total restaurant operating expenses decreased to 87.0% of net sales in the first quarter of 2006 from 87.6% in the corresponding period of 2005 due to lower cost of sales as a percentage of net sales. Restaurant operating margins increased to 13.0% in the first quarter of 2006 from 12.4% in the first period of 2005.
     Cost of sales, which includes the cost of food and beverages, decreased to 32.8% of net sales in the first quarter of 2006 from 33.5% in the first quarter of 2005 due primarily to increases in menu prices, the change in pricing format to modified a la carte pricing for beef and seafood entrees, and lower prices paid for poultry, pork and other food commodities.
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
     In response to escalating beef input costs as well as continuing pressure on the cost of a number of other food items, the Company increased menu prices in 2005 and also changed its pricing format for certain menu items to modified a la carte pricing in most locations as discussed above. The Company has increased menu prices by an estimated 1.5% to 2.0% in 2006 in order to maintain or improve profitability.
     Restaurant labor and related costs as a percentage of net sales did not change significantly in the first quarter of 2006 compared to the same period of 2005 as the effects of higher labor costs incurred in the new restaurant opened in the fourth quarter of 2005, higher restaurant bonus accruals and higher wage rates, including those resulting from a minimum wage increase in Florida, were largely offset by the favorable effects of higher same store sales and other operating efficiencies on labor costs.
     Depreciation and amortization of restaurant property and equipment increased in the first quarter of 2006 compared to the first quarter of 2005 because of the opening of a new restaurant in the fourth quarter of 2005, but remained at the same percentage of net sales for both periods.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, were 19.3% of net sales during the first quarter of both 2006 and 2005 as the favorable effects of menu price increases, higher same store sales and management’s emphasis on operating expense control offset the effects of higher utility costs and occupancy costs for the new restaurant opened in the fourth quarter of 2005. The Company expects utility costs to continue to increase significantly in 2006.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by approximately $100,000 in the first quarter of 2006 over the first period of 2005 as increases in salary and training expenses were partially offset by reductions in certain other costs. General and administrative expenses decreased as a percentage of net sales in the first quarter of 2006 compared to the first quarter of 2005 due to the higher sales base.
Other Income (Expense)
     Net interest expense decreased in the first quarter of 2006 compared to the first period of 2005 primarily due to higher investment income, which is netted against interest expense for income statement presentation, resulting from higher balances of invested funds and higher interest rates.
Income Taxes
     The Company’s income tax provision for the first quarter of 2006 is based on an estimated effective tax rate of 24.2% for fiscal 2006, adjusted for a favorable discrete item of $67,000 related to correction of a prior year’s federal income tax return. The 2006 estimated effective rate and the effective rate of 24.1% used for the first quarter of 2005 are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service and operating lease obligations. Additionally, the Company paid a cash dividend to all shareholders aggregating $653,000 in January of 2006 which met the requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder and may consider paying additional dividends in that regard in the future. The Company has met its needs and maintained liquidity in recent years primarily by cash flow from operations, use of bank lines of credit, and through proceeds received from a mortgage loan in 2002.
     The Company’s net cash provided by operating activities totaled $3,089,000 and $1,046,000 for the first quarters of 2006 and 2005, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at April 2, 2006 were $8,515,000.
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
     Management believes cash and cash equivalents on hand at April 2, 2006 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2006. Management’s longer term growth plan is to open two restaurants in 2007 and up to three restaurants per year beginning in 2008. While management does not believe these growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally in the amount of $25,000,000, had an outstanding balance of $23,097,000 at April 2, 2006. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,720,000 at April 2, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     Since 2003 the Company has maintained a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. Provisions of the line of credit agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 4.15 to 1. The bank loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,584,000 at April 2, 2006 and bears interest on outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the Company’s leverage ratio. The maturity date of the credit line, which was originally April 30, 2006, has been extended to May 31, 2006. Management has received a proposal for renewal of this credit facility, and is currently considering and negotiating the terms of the proposal, although there can be no assurance that a renewal will be successfully completed. There have been no borrowings under the agreement since 2004.
     The Company was in compliance with the financial covenants of its debt agreements as of April 2, 2006. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
     As of May 15, 2006, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note G “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     In the ordinary course of business, the Company routinely executes contractual agreements for cleaning services, linen usage, trash removal and similar type services. Whenever possible, these agreements are limited to a term of one year or less and often contain a provision allowing the Company to terminate the agreement upon providing a 30 day written notice. Subsequent to January 1, 2006, there have been a number of agreements of the nature described above executed by the Company. None of them, individually or collectively, would be considered material to the Company’s financial position or results of operations in the event of termination prior to the scheduled term.
     The only contractual obligation entered into during the first quarter of 2006 considered significant to the Company was the renewal of the Company’s annual beef pricing agreement in the ordinary course of business effective March 6, 2006. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase such products. As of April 2, 2006, the Company’s supplier has indicated it is under contract to purchase approximately $11.5 million of beef related to the Company’s annual pricing agreement. This amount compares to approximately $2.0 million of purchase obligations for beef at January 1, 2006.
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of April 2, 2006, is as follows:

Wendy’s restaurants (35 leases)	$4,900,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	2,100,000

Total contingent liability related to assigned leases	$7,000,000

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
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are those which involve the more significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.
Revenue Recognition for Gift Certificates and Gift Cards: The Company records a liability for gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption, net sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Condensed Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances in 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.

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
     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this filing and the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to increase sales in certain of its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 for a description of a number of risks and uncertainties which could affect actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.
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

J. ALEXANDER’S CORPORATION
Date: May 15, 2006	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	/s/ R. Gregory Lewis
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