Form 10-Q
period 2006-07-02
ALEXANDERS J CORP
filed 2006-08-16
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 2, 2006
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
N/A

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
Large accelerated filer ☐      Accelerated filer☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑
     Common Stock Outstanding – 6,567,305 shares at August 15, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	July 2	January 1
	2006	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,600	$8,200
Accounts and notes receivable	1,741	1,907
Inventories	1,406	1,351
Deferred income taxes	964	964
Prepaid expenses and other current assets	1,520	1,284

TOTAL CURRENT ASSETS	14,231	13,706

OTHER ASSETS	1,224	1,164

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $40,214 and $37,940 at July 2, 2006 and January 1, 2006, respectively	73,016	74,187

DEFERRED INCOME TAXES	4,510	4,510

DEFERRED CHARGES, less amortization	705	733

	$93,686	$94,300

	July 2	January 1
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,928	$4,971
Accrued expenses and other current liabilities	3,879	4,817
Unearned revenue	1,556	2,285
Current portion of long-term debt and obligations under capital leases	856	824

TOTAL CURRENT LIABILITIES	10,219	12,897

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	22,755	23,193

OTHER LONG-TERM LIABILITIES	5,351	5,103

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,545,605 and 6,531,122 shares at July 2, 2006 and January 1, 2006, respectively	328	327
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,725	34,620
Retained earnings	20,684	18,536

	55,737	53,483

Employee notes receivable — 1999 Loan Program	(376)	(376)

TOTAL STOCKHOLDERS’ EQUITY	55,361	53,107

	$93,686	$94,300

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2006	2005	2006	2005
Net sales	$33,341	$30,953	$68,579	$63,107

Costs and expenses:
Cost of sales	10,870	10,104	22,419	20,868
Restaurant labor and related costs	10,810	9,791	21,809	19,781
Depreciation and amortization of restaurant property and equipment	1,307	1,198	2,605	2,386
Other operating expenses	6,551	5,866	13,348	12,087

Total restaurant operating expenses	29,538	26,959	60,181	55,122

General and administrative expenses	2,488	2,326	4,879	4,616

Operating income	1,315	1,668	3,519	3,369
Other income (expense):
Interest expense, net	(400)	(447)	(825)	(909)
Other, net	22	75	51	86

Total other expense	(378)	(372)	(774)	(823)

Income before income taxes	937	1,296	2,745	2,546
Income tax provision	(226)	(312)	(597)	(613)

Net income	$711	$984	$2,148	$1,933

Basic earnings per share	$.11	$.15	$.33	$.30

Diluted earnings per share	$.10	$.14	$.31	$.28

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	July 2	July 3
	2006	2005
Net cash provided by operating activities:
Net income	$2,148	$1,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,649	2,429
Changes in working capital accounts	(985)	(2,351)
Other operating activities	475	495

	4,287	2,506

Net cash used in investing activities:
Purchase of property and equipment	(1,831)	(2,787)
Other investing activities	(60)	(82)

	(1,891)	(2,869)

Net cash (used in) provided by financing activities:
Payments on debt and obligations under capital leases	(406)	(431)
Reduction of employee notes receivable-1999 Loan Program	—	38
(Decrease) increase in bank overdraft	(987)	1,538
Payment of cash dividend	(653)	—
Exercise of employee stock options	50	57

	(1,996)	1,202

Increase in cash and cash equivalents	400	839

Cash and cash equivalents at beginning of period	8,200	6,129

Cash and cash equivalents at end of period	$8,600	$6,968

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$550	$123
Property and equipment obligations accrued at end of period	$340	$106
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2006 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2006	2005	2006	2005
Numerator:
Net income (numerator for basic earnings per share)	$711,000	$984,000	$2,148,000	$1,933,000
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$711,000	$984,000	$2,148,000	$1,933,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,542,000	6,469,000	6,537,000	6,465,000
Effect of dilutive securities:
Employee stock options	293,000	323,000	291,000	323,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,835,000	6,792,000	6,828,000	6,788,000

Basic earnings per share	$.11	$.15	$.33	$.30

Diluted earnings per share	$.10	$.14	$.31	$.28

     The calculations of diluted earnings per share exclude stock options for the purchase of 113,000 shares and 107,000 shares of the Company’s common stock for the quarters ended July 2, 2006 and July 3, 2005, respectively, because the exercise prices of the options were greater than the average market price of the common stock for the applicable periods and the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 257,000 and 108,000 shares of common stock were excluded from the diluted earnings per share calculation for the six months ended July 2, 2006 and July 3, 2005, respectively.
NOTE C — INCOME TAXES
     Income tax expense for the second quarter and first six months of 2006 has been provided for based on an estimated effective tax rate of approximately 24% expected to be applicable for the 2006 fiscal year. The tax provision for the first six months of 2006 also includes a favorable adjustment of $67,000 which represents a discrete item related to the correction of a prior year’s federal income tax return. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to income before taxes primarily due to the effect of employee FICA tip tax credits (a reduction in income tax expense) partially offset by the effect of state income taxes.
NOTE D — STOCK BASED COMPENSATION
     Under the Company’s 2004 Equity Incentive Plan, directors, officers and key employees of the Company may be granted options to purchase shares of the Company’s common stock. Options to purchase the Company’s common stock also remain outstanding under the Company’s 1994 Employee Stock Incentive Plan and the 1990 Stock Option Plan for Outside Directors, although the Company no longer has the ability to issue additional awards under these plans.
     Effective January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) using a modified prospective application. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”). Under the provisions of APB 25, stock option awards were generally accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.
     Under the modified prospective application, the provisions of SFAS 123R apply to non-vested awards which were outstanding on January 1, 2006 and to new awards and the modification, repurchase or cancellation of awards after January 1, 2006. Under the modified prospective approach, compensation expense recognized in 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and recognized as expense over the remaining requisite service period. Compensation expense recognized in 2006 also includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and recognized as expense over the applicable requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before taxes for the quarter ended July 2, 2006 was $30,000 lower, and net income $23,000 lower, than if the Company had continued to account for stock-based compensation under the provisions of APB 25. For the six months ended July 2, 2006, the Company’s income before income taxes was $56,000 lower, and net income $43,000 lower, than if the Company had continued to account for stock-based compensation under the provisions of APB 25. The adoption of SFAS 123R had no cumulative change effect on reported basic and diluted earnings per share. At July 2, 2006, the Company had $113,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized as follows:

2006	$17,000
2007	23,000
2008	23,000
2009	23,000
2010	23,000
2011	4,000
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the quarter and six months ended July 3, 2005:

	Quarter Ended	Six Months Ended
	July 3, 2005	July 3, 2005
Net income as reported	$984,000	$1,933,000
Deduct: Stock-based employee compensation expense determined under a fair value method for all awards, net of taxes	(34,000)	(67,000)

Pro forma net income	$950,000	$1,866,000

Net income per share:
Basic earnings per share, as reported	$.15	$.30

Basic earnings per share, pro forma	$.15	$.29

Diluted earnings per share, as reported	$.14	$.28

Diluted earnings per share, pro forma	$.14	$.27

     The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. No options were granted during the second quarter of 2006 or 2005.

The following table represents stock option activity for the quarter ended July 2, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding options at beginning of period	954,560	$5.74
Granted	—	—
Exercised	(8,233)	4.10
Forfeited	(14,667)	8.26

Outstanding options at end of period	931,660	$5.72	5.8 years

Outstanding exercisable at end of period	823,983	$5.48	5.3 years

     There were 106,169 shares available for future grants to employees and directors under the 2004 Equity Incentive Plan at July 2, 2006. The aggregate intrinsic value of options outstanding at July 2, 2006 was $2.5 million, and the aggregate intrinsic value of options exercisable was $2.1 million. The total intrinsic value of options exercised was $15,000 and $25,000 for the quarter and six month periods ended July 2, 2006 compared to $33,000 and $35,000, respectively, for the quarter and six month periods ended July 3, 2005.
     The following table summarizes the Company’s non-vested stock option activity for the quarter ended July 2, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at beginning of period	120,344	$3.17
Granted	—	—
Vested	—	—
Forfeited	(12,667)	3.17

Non-vested stock options at end of period	107,677	$3.17

NOTE E — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to ten years. The total estimated amount of lease payments remaining on these 23 leases at July 2, 2006 was approximately $3.2 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at July 2, 2006, was approximately $1.9 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of July 2, 2006, was approximately $1.3 million.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE F — RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At July 2, 2006, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants. Revenues are also generated by the sale and redemption of gift cards and from other income related to gift cards and certificates.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-fixed restaurant operating expenses. As a result, incremental sales in existing restaurants are generally expected to make a significant contribution to restaurant profitability because many restaurant costs and expenses are not expected to increase at the same rate as sales. Improvements in profitability resulting from incremental sales growth can be affected, however, by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s existing restaurants and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high quality dining experiences and operating cost increases.

     Incremental sales for existing restaurants are generally measured in the restaurant industry by computing the same store sales increase, which represents the increase in sales for the restaurants included in the same base of restaurants for comparable periods. Same store sales increases can be generated by increases in guest counts and increases in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count and average check trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes that it is important to increase guest counts and average guest checks over time in order to continue to improve the Company’s profitability. The Company works to balance menu price increases with product offerings, guest count trends and margin considerations in its efforts to achieve sustainable long-term increases in same store sales.
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. The cost of beef is the largest component of the Company’s cost of sales. The Company typically enters into an annual pricing agreement which sets the price the Company will pay for beef for a 12-month period. Since the Company uses primarily fresh ingredients for food preparation, the cost of other food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which is computed by subtracting total restaurant operating expenses from net sales and dividing by net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by same store sales growth, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
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
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-fixed in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. Management believes that its intended new restaurant development rate of two restaurants in 2007 and two to three restaurants per year thereafter should allow the Company to acquire new locations which meet the Company’s development criteria while also allowing management to focus intently on improving sales and profits in its existing restaurants and maintain its pursuit of operational excellence. No new restaurant openings are currently planned in 2006.
     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	July 2	July 3	July 2	July 3
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.6	32.6	32.7	33.1
Restaurant labor and related costs	32.4	31.6	31.8	31.3
Depreciation and amortization of restaurant property and equipment	3.9	3.9	3.8	3.8
Other operating expenses	19.6	19.0	19.5	19.2

Total restaurant operating expenses	88.6	87.1	87.8	87.3
General and administrative expenses	7.5	7.5	7.1	7.3

Operating income	3.9	5.4	5.1	5.3
Other income (expense):
Interest expense, net	(1.2)	(1.4)	(1.2)	(1.4)
Other, net	0.1	0.2	0.1	0.1

Total other expense	(1.1)	(1.2)	(1.1)	(1.3)

Income before income taxes	2.8	4.2	4.0	4.0
Income tax provision	(0.7)	(1.0)	(0.9)	(1.0)

Net income	2.1%	3.2%	3.1%	3.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	28	27

Weighted average weekly sales per restaurant (1):
All restaurants	$91,500	$88,000	$94,100	$89,700
Percent increase	+4.0%		+4.9%
Same store restaurants (2)	$90,900	$88,000	$93,500	$89,700
Percent increase	+3.3%		+4.2%

(1)	The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with service charges on unused gift cards and reductions in liabilities for gift certificates or cards is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.

(2)	Includes the 27 restaurants open for more than 18 months.
Net Sales
     Net sales increased by $2,388,000, or 7.7%, and $5,472,000, or 8.7%, for the second quarter and first six months of 2006, respectively, as compared to the same periods of 2005. These increases were due to sales increases in the same store restaurant base and to the operation in the 2006 periods of an additional restaurant which opened in October of 2005. Same store sales on a base of 27 restaurants averaged $90,900 and $93,500 per week during the second quarter and six months ended July 2, 2006, respectively, representing increases of 3.3% and 4.2% compared to the same periods of 2005.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 5.0% to $22.52 in the second quarter of 2006 from $21.45 in the second quarter of 2005 and by 5.5% to $22.48 for the first half of 2006 compared to $21.30 for the first half of 2005. Management estimates that menu prices increased by approximately 1.5% and 1.9% in the second quarter and first six months of 2006, respectively, over the same periods of 2005. In addition, in April of 2005 the Company changed its menu pricing format in most locations to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can be added for an additional charge of $4.00. Management estimates that weekly average guest counts decreased on a same store basis by approximately 2.1% and 1.6% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.
     During the second quarter of 2006, the Company experienced a notable slowing of sales in most of its Midwestern restaurants with net sales for some of the Company’s restaurants located in Ohio and Michigan declining significantly for that period compared to the same period of 2005. Management attributes these declines primarily to general economic conditions and consumer attitudes regarding discretionary spending in these areas.
     Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, also contributed to same store sales increases in the second quarter and first six months of 2006 compared to the same periods of 2005.
     In past years, the Company deducted monthly service charges from outstanding balances of unredeemed gift cards after a card had no activity for 12 consecutive months. These service charges were recorded as revenue when deducted. In November of 2005, the Company discontinued service charges on gift cards and began recognizing revenue related to reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed (“breakage”). Breakage of $37,000 and $56,000 was included in net sales for the second quarter and first six months of 2006, respectively, while revenues of $89,000 and $186,000 related to gift card service fees were recorded in net sales for the corresponding periods of 2005.

Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 88.6% and 87.8% of net sales for the second quarter and first six months of 2006, respectively, from 87.1% and 87.3% in the corresponding periods of 2005 due to increases, as a percentage of sales, in restaurant labor and related costs and other operating expenses.
     Cost of sales, which includes the cost of food and beverages, was 32.6% of net sales in the second quarters of both 2006 and 2005 as the effect of lower prices paid by the Company in 2006 for pork and poultry products and the effect of higher menu prices were offset by higher seafood costs. Cost of sales decreased to 32.7% of net sales in the first six months of 2006 from 33.1% in the corresponding period of 2005. This decrease was due primarily to increases in menu prices, the change in pricing format to modified a la carte pricing for beef and seafood entrees in April of 2005, and lower prices paid for poultry, pork, and dairy products, the combined effect of which more than offset increased seafood costs during the first six months of 2006.
     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% to 30% of this category. Market prices for beef have increased significantly over the last two years. Under the Company’s annual beef pricing agreement which was effective in March of 2005, prices paid by the Company for beef increased by an estimated 7% to 8% over those under the previous agreement. A portion of the increase under the March 2005 agreement was due to the Company upgrading its beef program to serve only Certified Angus Beef® in all of its restaurants. Under its most recent pricing agreement effective in March of 2006, the Company will continue to serve Certified Angus Beef® or other branded high-quality choice beef in most locations. While prices increased by 5% to 6% under the new agreement, management believes that a change made in the purchase specifications for one cut of beef has increased steak cutting yields and expects the resulting lower effective cost on that product to offset a significant portion of the effect of the price increases.
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
     Restaurant labor and related costs increased to 32.4% of net sales during the second quarter of 2006 from 31.6% in the same quarter of 2005 and to 31.8% for the first six months of 2006 from 31.3% for the first six months of 2005. These increases were due primarily to higher hourly wage rates, including the effect of a minimum wage rate increase in Florida, and the costs associated with focused training and staff development efforts at one of the Company’s under-performing restaurants.
     Depreciation and amortization of restaurant property and equipment represented 3.9% of net sales for the second quarters of both 2006 and 2005 and 3.8% of net sales for the first six months of both years.

     Other operating expenses, which include restaurant expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 19.6% and 19.5% of net sales for the second quarter and first six months of 2006, respectively, from 19.0% and 19.2% of net sales for the same periods of 2005. The increases were due primarily to increases in repair and maintenance expenses, losses related to disposals of assets which were replaced, higher credit card fees, and occupancy costs associated with the Company’s restaurant opened in the fourth quarter of 2005. Higher utility costs also contributed to the increase for the first six months of 2006.
General and Administrative Expenses
     General and administrative expenses, which include supervisory costs, management training and relocation costs, and other costs incurred above the restaurant level, totaled $2,488,000 in the second quarter of 2006 compared to $2,326,000 in the second quarter of 2005, an increase of $162,000, or 7.0%. General and administrative expenses increased by $263,000, or 5.7%, to $4,879,000 during the first six months of 2006 from $4,616,000 during the corresponding period of 2005. The increases for both the quarter and six months of 2006 included the cost of marketing research conducted in the second quarter of 2006 as well as higher salary costs. Training costs were also higher for the first six months of 2006 than for the comparable period of 2005.
     General and administrative expenses as a percentage of net sales were 7.5% for the second quarters of both 2006 and 2005 and decreased to 7.1% of net sales for the first six months of 2006 from 7.3% for the comparable period in 2005.
Other Income (Expense)
     Net interest expense decreased during the 2006 periods compared to the corresponding periods of 2005, due primarily to higher investment income, which is netted against interest expense for financial reporting purposes, resulting from higher balances of invested funds and higher interest rates.
     Other income for the second quarter and first six months of 2005 included a $57,000 gain on the sale of stock held as an investment.
Income Taxes
     The Company’s income tax provision for the first six months of 2006 is based on an estimated effective tax rate of 24.2% for fiscal 2006, adjusted for a favorable discrete item of $67,000 related to correction of a prior year’s federal income tax return. The 2006 estimated effective rate and the effective rate of 24.1% used for the first six months of 2005 are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.

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
     The Company’s net cash provided by operating activities totaled $4,287,000 and $2,506,000 for the first six months of 2006 and 2005, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at July 2, 2006 were $8,600,000.
     The Company does not plan to open any new restaurants in 2006. Estimated cash expenditures for capital assets for existing restaurants for 2006 are approximately $3.5 million, including approximately $550,000 of payments primarily for assets acquired in 2005 for the new J. Alexander’s restaurant opened in the fourth quarter of that year.
     Management believes cash and cash equivalents on hand at July 2, 2006 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2006. Management’s longer term growth plan is to open two restaurants in 2007 and up to three restaurants per year beginning in 2008. While management does not believe these growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through bank borrowing, additional mortgage or equipment financing, or sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally in the amount of $25,000,000, had an outstanding balance of $22,936,000 at July 2, 2006. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to

EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,719,000 at July 2, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     Since 2003 the Company has maintained a secured bank line of credit agreement which provides up to $5,000,000 for financing capital expenditures related to the development of new restaurants and for general operating purposes. Credit available under the line is currently approximately $4.6 million and is based on a percentage of the appraised value of the collateral securing the line. Provisions of the line of credit agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 4.15 to 1. The bank loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement. The Company’s ability to incur additional debt outside of the line of credit is also restricted. The line of credit is secured by the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,526,000 at July 2, 2006 and bears interest on outstanding borrowings at the rate of LIBOR plus a spread of two to four percent, depending on the Company’s leverage ratio. The maturity date of the credit line, which was originally April 30, 2006, has been extended to September 30, 2006. Management has received a proposal for renewal of this credit facility, and is currently considering and negotiating the terms of the proposal, although there can be no assurance that a renewal will be successfully completed. There have been no borrowings under the agreement since 2004.
     The Company was in compliance with the financial covenants of its debt agreements as of July 2, 2006. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
     As of August 15, 2006, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note E “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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
     The only contractual obligation entered into during 2006 considered significant to the Company was the renewal of the Company’s annual beef pricing agreement in the ordinary course of business effective March 6, 2006. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase such products. As of July 2, 2006, the Company’s supplier has indicated it is under contract to purchase approximately $8.4 million of beef related to the Company’s annual pricing agreement. This amount compares to approximately $2.0 million of purchase obligations for beef at January 1, 2006.
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of July 2, 2006, is as follows:

Wendy’s restaurants (34 leases)	$4,500,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	1,900,000

Total contingent liability related to assigned leases	$6,400,000

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
Revenue Recognition for Gift Certificates and Gift Cards: The Company records a liability for gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption, net sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Condensed Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances in November of 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.
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
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to increase sales and operating margins in its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher gasoline prices on consumer demand; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 for a description of a number of risks and uncertainties which could affect actual results.
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

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company was held on May 16, 2006.

(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)	At the Annual Meeting conducted May 16, 2006, the shareholders voted on the election of directors. A summary of the votes is as follows:

Directors:	For	Withhold Authority
Duncan	5,913,088	55,090
Fritts	5,932,928	35,250
Rector	5,932,211	35,967
Reed	5,213,386	754,792
Steakley	5,929,591	38,587
Stout	5,198,374	769,804
(d)	Not applicable.
Item 6. Exhibits
(a)	Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: August 16, 2006	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2006	/s/ R. Gregory Lewis
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