Form 10-Q
period 2006-10-01
ALEXANDERS J CORP
filed 2006-11-15
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended October 1, 2006
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
Yes ☐ No ☑
Common Stock Outstanding – 6,569,305 shares at November 14, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	October 1	January 1
	2006	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,666	$8,200
Accounts and notes receivable	1,863	1,907
Inventories	1,334	1,351
Deferred income taxes	964	964
Prepaid expenses and other current assets	787	1,284

TOTAL CURRENT ASSETS	14,614	13,706

OTHER ASSETS	1,234	1,164

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $41,178 and $37,940 at October 1, 2006 and January 1, 2006, respectively	72,332	74,187

DEFERRED INCOME TAXES	4,510	4,510

DEFERRED CHARGES, less amortization	696	733

	$93,386	$94,300

	October 1	January 1
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,047	$4,971
Accrued expenses and other current liabilities	4,160	4,817
Unearned revenue	1,407	2,285
Current portion of long-term debt and obligations under capital leases	873	824

TOTAL CURRENT LIABILITIES	9,487	12,897

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	22,534	23,193

OTHER LONG-TERM LIABILITIES	5,459	5,103

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,569,305 and 6,531,122 shares at October 1, 2006 and January 1, 2006, respectively	329	327
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,831	34,620
Retained earnings	21,120	18,536

	56,280	53,483

Employee notes receivable – 1999 Loan Program	(374)	(376)

TOTAL STOCKHOLDERS’ EQUITY	55,906	53,107

	$93,386	$94,300

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Oct. 1	Oct. 2	Oct. 1	Oct. 2
	2006	2005	2006	2005
Net sales	$32,891	$30,044	$101,470	$93,151

Costs and expenses:
Cost of sales	10,973	9,830	33,392	30,698
Restaurant labor and related costs	10,764	9,803	32,573	29,584
Depreciation and amortization of restaurant property and equipment	1,308	1,194	3,913	3,580
Other operating expenses	6,565	6,036	19,913	18,123

Total restaurant operating expenses	29,610	26,863	89,791	81,985

General and administrative expenses	2,343	2,129	7,222	6,745
Pre-opening expense	—	115	—	115

Operating income	938	937	4,457	4,306
Other income (expense):
Interest expense, net	(391)	(421)	(1,216)	(1,330)
Other, net	16	12	67	98

Total other expense	(375)	(409)	(1,149)	(1,232)

Income before income taxes	563	528	3,308	3,074
Income tax provision	(127)	(126)	(724)	(739)

Net income	$436	$402	$2,584	$2,335

Basic earnings per share	$.07	$.06	$.39	$.36

Diluted earnings per share	$.06	$.06	$.38	$.34

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	Oct. 1	Oct. 2
	2006	2005
Net cash provided by operating activities:
Net income	$2,584	$2,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,979	3,647
(Increase) decrease in receivables from credit card issuers	(58)	472
Changes in working capital accounts	(634)	(1,636)
Other operating activities	660	710

	6,531	5,528

Net cash used in investing activities:
Purchase of property and equipment	(2,520)	(4,722)
Other investing activities	(70)	(109)

	(2,590)	(4,831)

Net cash used in financing activities:
Payments on debt and obligations under capital leases	(610)	(571)
Reduction of employee notes receivable-1999 Loan Program	2	95
Decrease in bank overdraft	(1,354)	(455)
Payment of cash dividend	(653)	—
Exercise of employee stock options	140	149

	(2,475)	(782)

Increase (decrease) in cash and cash equivalents	1,466	(85)

Cash and cash equivalents at beginning of period	8,200	6,129

Cash and cash equivalents at end of period	$9,666	$6,044

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$550	$123
Property and equipment obligations accrued at end of period	$348	$768
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
     Net income and comprehensive income are the same for all periods presented.
NOTE B – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	Oct. 1	Oct. 2	Oct. 1	Oct. 2
	2006	2005	2006	2005
(In thousands, except per share amounts)
Numerator:
Net income (numerator for basic earnings per share)	$436	$402	$2,584	$2,335
Effect of dilutive securities	—	—	—	—

Net income after assumed conversions (numerator for diluted earnings per share)	$436	$402	$2,584	$2,335

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,559	6,501	6,545	6,477
Effect of dilutive securities:
Employee stock options	285	344	289	330

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,844	6,845	6,834	6,807

Basic earnings per share	$.07	$.06	$.39	$.36

Diluted earnings per share	$.06	$.06	$.38	$.34

     The calculations of diluted earnings per share exclude stock options for the purchase of 110,000 shares and 57,000 shares of the Company’s common stock for the quarters ended October 1, 2006 and October 2, 2005, respectively, because the exercise prices of the options were greater than the average market price of the common stock for the applicable periods and the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 208,000 and 91,000 shares of common stock were likewise excluded from the diluted earnings per share calculation for the nine months ended October 1, 2006 and October 2, 2005, respectively.
NOTE C – INCOME TAXES
     Income tax expense for the third quarter and first nine months of 2006 has been provided for based on an estimated effective tax rate of approximately 24% expected to be applicable for the 2006 fiscal year. The tax provision for the first nine months of 2006 also includes a favorable adjustment of $67,000 which represents a discrete item related to the correction of a prior year’s federal income tax return. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to income before taxes primarily due to the effect of employee FICA tip tax credits (a reduction in income tax expense) partially offset by the effect of state income taxes.
NOTE D – LONG-TERM DEBT
     Since 2003 the Company has maintained a secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. On September 20, 2006, the Company entered into an amendment to the loan agreement increasing the maximum available credit under the agreement to $10 million from $5 million and extending the maturity date to July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. In connection with the increased credit availability, the Company agreed to a negative pledge on four fee-owned properties, in addition to the existing mortgages on two properties with an aggregate book value of $7,468,000 as of October 1, 2006 already securing the facility. Provisions of the loan agreement, as amended, require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio in a permitted range. There were no borrowings outstanding under the line as of October 1, 2006.
NOTE E – STOCK BASED COMPENSATION
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
     As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before income taxes for the quarter ended October 1, 2006 was $17,000 lower, and net income $13,000 lower, than if the Company had continued to account for stock-based compensation under the provisions of APB 25. For the nine months ended October 1, 2006, the Company’s income before income taxes was $73,000 lower, and net income was $56,000 lower, than if the Company had continued to account for stock-based compensation under the provisions of APB 25. The adoption of SFAS 123R had no cumulative change effect on reported basic and diluted earnings per share. At October 1, 2006, the Company had $117,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 3.8 years.
     The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123 for the quarter and nine months ended October 2, 2005:

	Quarter Ended	Nine Months Ended
	October 2, 2005	October 2, 2005
Net income as reported	$402,000	$2,335,000
Deduct: Stock-based employee compensation expense determined under a fair value method for all awards, net of taxes	(23,000)	(90,000)

Pro forma net income	$379,000	$2,245,000

Net income per share:
Basic earnings per share, as reported	$.06	$.36

Basic earnings per share, pro forma	$.06	$.35

Diluted earnings per share, as reported	$.06	$.34

Diluted earnings per share, pro forma	$.06	$.33

     The weighted-average estimated fair value of options granted, and the related assumptions used in the Black-Scholes option pricing model to determine those values, were as set forth below for the indicated periods:

	Quarter Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005
Dividend Yield	1.0%	—	0.7%	—
Volatility Factor	.4013	.4069	.4033	.4073
Risk-Free Interest Rate	3.79%	4.18%	3.91%	4.21%
Expected Life of Options (in years)	7.0	10.0	8.0	10.0
Weighted-Average Grant Date Fair Value	$3.17	$2.66	$2.95	$2.83
     The following table represents stock option activity for the nine months ended October 1, 2006:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life
Outstanding options at beginning of period	868,143	$5.45
Granted	99,000	8.23
Exercised	(38,183)	3.68
Forfeited	(16,000)	7.93

Outstanding options at end of period	912,960	$5.78	5.5 years

Exercisable at end of period	825,960	$5.52	5.1 years

     There were 101,169 shares available for future grants to employees and directors under the 2004 Equity Incentive Plan at October 1, 2006. The aggregate intrinsic value of options outstanding at October 1, 2006 was $2.7 million, which was also the aggregate intrinsic value of options exercisable at that date. The total intrinsic value of options exercised was $111,000 and $183,000 for the quarter and nine month periods ended October 1, 2006 compared to $197,000 and $321,000, respectively, for the quarter and nine month periods ended October 2, 2005.

     The following table summarizes the Company’s non-vested stock option activity for the nine months ended October 1, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at beginning of period	26,344	$2.88
Granted	99,000	3.31
Vested	(25,677)	2.88
Forfeited	(12,667)	3.17

Non-vested stock options at end of period	87,000	$3.32

NOTE F – COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to ten years. The total estimated amount of lease payments remaining on these 21 leases at October 1, 2006 was approximately $3.0 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at October 1, 2006, was approximately $1.7 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of October 1, 2006, was approximately $1.2 million.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2006, The Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. The Company has not yet determined the impact this EITF will have on its 2007 results of operations or financial position.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of FIN 48 will have on its 2007 consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s 2006 results of operation or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At October 1, 2006, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants. Revenues are also generated by the sale and redemption of gift cards and from other income related to gift cards and certificates.
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

     Incremental sales for existing restaurants are generally measured in the restaurant industry by computing the same store sales increase, which represents the increase in sales for the restaurants included in the same base of restaurants for comparable periods of the current year and previous year. Same store sales increases can be generated by increases in guest counts and increases in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count and average check trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes that it is important to increase guest counts and average guest checks over time in order to continue to improve the Company’s profitability. The Company works to balance menu price increases with product offerings, guest count trends and margin considerations in its efforts to achieve sustainable long-term increases in same store sales.
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. The cost of beef is the largest component of the Company’s cost of sales. The Company typically enters into an annual pricing agreement which sets the price the Company will pay for beef for a 12-month period. Since the Company uses primarily fresh ingredients for food preparation, the cost of other food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset increases in the cost of food products as well as increases in labor and related costs (mandated increases in the minimum wage rates in states in which several of the Company’s restaurants are located are expected to become effective in 2007) and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which is computed by subtracting total restaurant operating expenses from net sales and dividing by net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by same store sales growth, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance. Because pre-opening expenses for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results. The Company has historically capitalized rents paid during the period a restaurant is under construction. No new restaurants have been, or are expected to be, under construction in 2006. In future years, any straight-line minimum rent expense incurred during the construction period for new leased restaurant locations will be included in pre-opening expense.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-fixed in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company’s goal is to develop two new restaurants in 2007, the location for one of which has been secured, and two to three restaurants per year thereafter. Management believes this rate of growth should allow the Company to acquire new locations which meet the Company’s development criteria while also allowing management to focus intently on improving sales and profits in its existing restaurants and maintain its pursuit of operational excellence.
     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	Oct. 1	Oct. 2	Oct. 1	Oct. 2
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.4	32.7	32.9	33.0
Restaurant labor and related costs	32.7	32.6	32.1	31.8
Depreciation and amortization of restaurant property and equipment	4.0	4.0	3.9	3.8
Other operating expenses	20.0	20.1	19.6	19.5

Total restaurant operating expenses	90.0	89.4	88.5	88.0
General and administrative expenses	7.1	7.1	7.1	7.2
Pre-opening expense	—	0.4	—	0.1

Operating income	2.9	3.1	4.4	4.6
Other income (expense):
Interest expense, net	(1.2)	(1.4)	(1.2)	(1.4)
Other, net	—	—	0.1	0.1

Total other expense	(1.1)	(1.4)	(1.1)	(1.3)

Income before income taxes	1.7	1.8	3.3	3.3
Income tax provision	(0.4)	(0.4)	(0.7)	(0.8)

Net income	1.3%	1.3%	2.5%	2.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	28	27

Weighted average weekly sales per restaurant (1):
All restaurants	$90,300	$85,700	$92,800	$88,400
Percent increase	+5.4%		+5.0%
Same store restaurants (2)	$89,600	$85,700	$92,200	$88,400
Percent increase	+4.6%		+4.3%

(1)	The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with service charges on unused gift cards and reductions in liabilities for gift certificates or cards which are considered to be only remotely likely to be redeemed is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.

(2)	Includes the 27 restaurants open for more than 18 months.
Net Sales
     Net sales increased by $2,847,000, or 9.5%, and $8,319,000, or 8.9%, for the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. These increases were due primarily to sales increases in the same store restaurant base and to the operation in the 2006 periods of an additional restaurant which opened in October of 2005. Also, four of the Company’s restaurants were closed for a combined total of 11 operating days during the third quarter of 2005 due to storm conditions and power outages resulting from Hurricanes Katrina and Rita and the Company estimates that net sales for that period were reduced by approximately $100,000 as a result of the net effect of sales lost in the restaurants closed and sales increases in the Baton Rouge restaurant, which benefited from evacuations to that city. Same store sales on a base of 27 restaurants averaged $89,600 and $92,200 per week during the third quarter and nine months ended October 1, 2006, respectively, representing increases of 4.6% and 4.3% compared to the same periods of 2005.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 5.9% to $22.63 in the third quarter of 2006 from $21.37 in the third quarter of 2005 and by 5.6% to $22.53 for the first nine months of 2006 compared to $21.33 for the first nine months of 2005. Management estimates that menu prices increased by approximately 1.5% and 1.8% in the third quarter and first nine months of 2006, respectively, over the same periods of 2005. In addition, in 2005 the Company changed its menu pricing format in most locations to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can be added for an additional charge of $4.00. Management estimates that weekly average guest counts, after adjustment for the estimated effect of hurricanes on 2005 guest counts, decreased on a same store basis by approximately 1.6% in both the third quarter and first nine months of 2006 compared to the same periods of 2005.
     During the second quarter of 2006, the Company experienced a notable slowing of sales in most of its Midwestern restaurants with net sales for some of the Company’s restaurants located in Ohio and Michigan declining significantly for that period compared to the same period of 2005. However, sales trends in most of the Company’s restaurants located in Midwestern markets improved in the third quarter of 2006 compared to the comparable period of 2005.
     Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, also contributed to same store sales increases in the third quarter and first nine months of 2006 compared to the same periods of 2005.

     In past years, the Company deducted monthly service charges from outstanding balances of unredeemed gift cards after a card had no activity for 12 consecutive months. These service charges were recorded as net sales when deducted. In November of 2005, the Company discontinued service charges on gift cards and began recognizing revenue related to reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed (“breakage”). Breakage of $36,000 and $92,000 was included in net sales for the third quarter and first nine months of 2006, respectively, while $86,000 and $272,000 related to gift card service fees were recorded in net sales for the corresponding periods of 2005.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 90.0% and 88.5% of net sales for the third quarter and first nine months of 2006, respectively, from 89.4% and 88.0% in the corresponding periods of 2005. The increase for the third quarter was due primarily to higher cost of sales while an increase in labor and labor related costs was the most significant factor contributing to the increase for the first nine months of 2006. As a result of the increases in restaurant operating expenses, restaurant operating margins decreased to 10.0% and 11.5% for the third quarter and first nine months of 2006, respectively, from 10.6% and 12.0% for the same periods of 2005.
     Cost of sales, which includes the cost of food and beverages, increased to 33.4% of net sales in the third quarter of 2006 from 32.7% in the comparable period of 2005 due primarily to increases in prices paid for salmon, chicken and certain produce items. Cost of sales for the first nine months of 2006 decreased slightly to 32.9% of net sales from 33.0% in the corresponding period of 2005. This decrease was due primarily to increases in menu prices, the change in pricing format to modified a la carte pricing for beef and seafood entrees in April of 2005, and lower prices paid for pork, dairy products, and for the first six months of the year, chicken, the combined effect of which more than offset increased seafood costs and other increases noted above for the third quarter of 2006.
     Beef purchases represent the largest component of the Company’s cost of sales and typically comprise approximately 27% to 30% of this category. Market prices for beef have increased significantly over the last two years. Under the Company’s annual beef pricing agreement which was effective in March of 2005, prices paid by the Company for beef increased by an estimated 7% to 8% over those under the previous agreement. A portion of the increase under the March 2005 agreement was due to the Company upgrading its beef program to serve only Certified Angus Beef® in all of its restaurants. Under its most recent pricing agreement effective in March of 2006, the Company continues to serve Certified Angus Beef® or other branded high-quality choice beef in most locations. While prices increased by 5% to 6% under the new agreement, management believes that a change made in the purchase specifications for one cut of beef has increased steak cutting yields and that the resulting lower effective cost on that product has offset a significant portion of the effect of the price increases.
     The Company recently increased menu prices by approximately 2.5% to 3.0%. Management believes these increases, combined with expected reductions in prices of some food products, should lower cost of sales as a percentage of net sales during the fourth quarter of 2006 compared to the third quarter of this year.

     Restaurant labor and related costs increased to 32.7% of net sales during the third quarter of 2006 from 32.6% in the same quarter of 2005 and to 32.1% for the first nine months of 2006 from 31.8% for the first nine months of 2005. The increase for the nine month period was due primarily to higher hourly wage rates, including the effect of a minimum wage rate increase in Florida, and the costs associated with focused training and staff development efforts at one of the Company’s under-performing restaurants.
     Depreciation and amortization of restaurant property and equipment represented 4.0% of net sales for the third quarters of both 2006 and 2005 and increased slightly to 3.9% of net sales for the first nine months of 2006 compared to 3.8% for the first nine months of 2005.
     Other operating expenses, which include restaurant expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, did not change appreciably as a percentage of net sales for the third quarter or first nine months of 2006 compared to the corresponding periods of 2005.
General and Administrative Expenses
     General and administrative expenses, which include supervisory costs, management training and relocation costs, and other costs incurred above the restaurant level, totaled $2,343,000 in the third quarter of 2006 compared to $2,129,000 in the third quarter of 2005, an increase of $214,000, or 10.1%. General and administrative expenses increased by $477,000, or 7.1%, to $7,222,000 during the first nine months of 2006 from $6,745,000 during the corresponding period of 2005. The increases for both the quarter and nine months of 2006 included higher training costs and reflect the elimination of executive bonus accruals in 2005. The increase for the first nine months of 2006 also includes the cost of marketing research conducted during the first half of the year and higher salary costs. The increases for both the quarter and nine months were partially offset by lower costs incurred in 2006 in connection with the Company’s Employee Stock Ownership Plan and for employee relocations.
     General and administrative expenses as a percentage of net sales were 7.1% for the third quarters of both 2006 and 2005 and decreased to 7.1% of net sales for the first nine months of 2006 from 7.2% for the comparable period in 2005.
Pre-Opening Expense
     Pre-opening costs of $115,000 were incurred during the third quarter of 2005 in connection with a new restaurant opened in October of that year. There was no restaurant pre-opening activity in 2006.
Other Income (Expense)
     Net interest expense decreased during the 2006 periods compared to the corresponding periods of 2005 due primarily to higher investment income, which is netted against interest expense for financial reporting purposes, resulting from higher balances of invested funds and higher interest rates. The higher investment income earned for the 2006 periods was partially offset, particularly in the third quarter, by higher interest expense resulting from no interest being capitalized in 2006 because no new restaurants were under construction.

     Other income for the first nine months of 2005 included a $57,000 gain on the sale of stock held as an investment.
Income Taxes
     The Company’s income tax provisions for the third quarter and first nine months of 2006 are based on an estimated effective annual tax rate of approximately 24.0% for fiscal 2006. The provision for the nine months also includes a favorable adjustment of $67,000 which represents a discrete item related to correction of a prior year’s federal income tax return. The 2006 estimated effective rate and the effective rate of 24.0% used for the first nine months of 2005 are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of its existing restaurants, and for meeting debt service and operating lease obligations. Additionally, the Company paid a cash dividend to all shareholders aggregating $653,000 in January of 2006 which met the requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder and may consider paying additional dividends in the future. The Company has met its needs and maintained liquidity in recent years primarily by cash flow from operations, use of bank lines of credit, and through proceeds received from a mortgage loan in 2002.
     The Company’s net cash provided by operating activities totaled $6,531,000 and $5,528,000 for the first nine months of 2006 and 2005, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at October 1, 2006 were $9,666,000.
     The Company does not plan to open any new restaurants in 2006. Estimated cash expenditures for capital assets for existing restaurants for 2006 are approximately $3.2 million, including approximately $600,000 of payments primarily for assets acquired in 2005 for the new J. Alexander’s restaurant opened in the fourth quarter of that year. The Company recently executed a lease agreement for a site for a new J. Alexander’s restaurant on PGA Boulevard in Palm Beach Gardens, Florida. Construction of the restaurant is not expected to begin until 2007, with the opening date expected to be in the last quarter of that year. The Company estimates that approximately $200,000 of capital costs will be incurred in 2006 in connection with the development of this restaurant.
     Management believes cash and cash equivalents on hand at October 1, 2006 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2006 and 2007. Management’s goal is to open two new restaurants in 2007, the location for one of which has been secured, and up to three restaurants per year beginning in 2008. While management does not believe these growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through bank borrowing or other forms of long-term financing.

There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally in the amount of $25,000,000, had an outstanding balance of $22,772,000 at October 1, 2006. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 over a period of 20 years through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,468,000 at October 1, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     Since 2003 the Company has maintained a secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. On September 20, 2006, the Company entered into an amendment to the loan agreement increasing the maximum available credit under the agreement to $10 million from $5 million and extending the maturity date to July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. In connection with the increased credit availability, the Company agreed to a negative pledge on four fee-owned properties, in addition to the existing mortgages on two properties with an aggregate book value of $7,468,000 as of October 1, 2006 already securing the facility. Provisions of the loan agreement, as amended, require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio in a permitted range. There were no borrowings outstanding under the line as of October 1, 2006.
     The Company was in compliance with the financial covenants of its debt agreements as of October 1, 2006. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

     As of November 14, 2006, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note F “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
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
     The only contractual obligation entered into during 2006 considered significant to the Company was the renewal of the Company’s annual beef pricing agreement in the ordinary course of business effective March 6, 2006. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase such products. As of October 1, 2006, the Company’s supplier has indicated it is under contract to purchase approximately $5.3 million of beef related to the Company’s annual pricing agreement. This amount compares to approximately $2.0 million of purchase obligations for beef at January 1, 2006.
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of October 1, 2006, is as follows:

Wendy’s restaurants (32 leases)	$4,200,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	1,700,000

Total contingent liability related to assigned leases	$5,900,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2006, The Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-3 is effective for the first interim reporting period beginning after December 31, 2006. The Company has not yet determined the impact this EITF will have on its 2007 results of operations or financial position.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of FIN 48 will have on its 2007 consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s 2006 results of operation or financial position.
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
Under the provisions of certain of the Company’s leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term commences on the date when the Company becomes legally obligated for the rent payments. Prior to 2006, rent expense incurred during the construction period has been capitalized as a component of property and equipment. However, beginning in 2006 any rent expense incurred during the construction period will be included in pre-opening expense. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is accrued when it is deemed probable that percentage rent will exceed the minimum rent per the lease agreement. Allowances for tenant improvements received from lessors are recorded as adjustments to rent expense over the term of the lease.
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

FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to increase sales and operating margins in its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices on consumer demand; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 for a description of a number of risks and uncertainties which could affect actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a)	Exhibits:

Exhibit 10.1	Second Amendment to Loan Agreement, dated September 20, 2006, by and among the Company, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2006 (File No. 1-08766)).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: November 15, 2006	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2006	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit 10.1	Second Amendment to Loan Agreement, dated September 20, 2006, by and among the Company, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 22, 2006 (File No. 1-08766)).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.