Form 10-K
period 2006-12-31
ALEXANDERS J CORP
filed 2007-04-02
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006.
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of June 30, 2006, the last business day of the Company’s most recently completed second fiscal quarter, was $35,644,226, assuming that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.
     The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 30, 2007, was 6,576,805.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 15, 2007 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
     J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of December 31, 2006, operated as a proprietary concept 28 J. Alexander’s full-service, casual dining restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.
     Unless the context requires otherwise, all references to the Company include J. Alexander’s Corporation and its subsidiaries.
RESTAURANT OPERATIONS
     General. J. Alexander’s is a quality casual dining restaurant with a contemporary American menu. J. Alexander’s strategy is to provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and which are served by a courteous, friendly and well-trained service staff. The Company believes that quality food, outstanding service, attractive ambiance and value are critical to the success of J. Alexander’s.
     Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $8.00 to $29.00. The Company estimates that the average check per customer for fiscal 2006, including alcoholic beverages, was $22.90. J. Alexander’s net sales during fiscal 2006 were $137.7 million, of which alcoholic beverage sales accounted for 17.3%.
     The Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in 1991. The number of J. Alexander’s restaurants opened by year is set forth in the following table:

Year	Restaurants Opened
1991	1
1992	2
1994	2
1995	4
1996	5
1997	4
1998	2
1999	1
2000	1
2001	2
2003	3
2005	1
     Menu. Emphasis on quality is present throughout the entire J. Alexander’s menu, which is designed to appeal to a wide variety of tastes. The menu features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; and assorted sandwiches, appetizers and desserts. As a part of the Company’s commitment to quality, soups, sauces, salsa, salad dressings and desserts are made daily from scratch; fresh steaks, chicken and seafood are grilled over genuine hardwood; and all steaks are U.S.D.A. midwestern, corn-fed choice beef or higher, with a targeted aging of 24 to 41 days.
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
     Each J. Alexander’s restaurant employs approximately 40 to 60 service personnel, 25 to 30 kitchen employees, eight to ten hosts or hostesses and six to eight pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander’s restaurants have a low table to server ratio compared to many other casual dining restaurants, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary food in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company’s standards. Further, all members of the service staff are trained to know the Company’s product specifications and to alert management of any potential problems.
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
     From 1996 through 2000, the Company’s building designs generally utilized craftsman-style architecture, which featured natural materials such as stone, wood and weathering copper, as well as a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Prior to 1996, the building style most frequently used by the Company featured high ceilings, wooden trusses and exposed ductwork.
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
     The Company plans to open one new restaurant during 2007 and three new restaurants in 2008 and would also consider quickly taking advantage of any attractive opportunities for conversion of other restaurants which might arise. Capital expenditures for 2007 are estimated to total $8.2 million for additions and improvements to existing restaurants and costs associated with the one new restaurant scheduled to open during the fourth quarter. Depending on the timing and success of management’s efforts to locate acceptable sites, additional amounts could be expended in 2007 in connection with development of new J. Alexander’s restaurants. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant is currently estimated to be approximately $3.5 to $4.5 million, although costs could be much higher in certain locations. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to locate sites that are available for purchase and the Company has leased the sites for all but two of its restaurants opened since 1997. The cost of the two sites most recently purchased averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.25 to $2 million, and could exceed this range for exceptional properties.
     Beginning in 2008, the Company plans to open approximately three new restaurants per year although the timing and number of restaurant openings will depend upon the selection and availability of suitable sites and other factors. The

Company has no plans to franchise J. Alexander’s restaurants.
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
     Management Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen point-of-sales and electronic gift card systems, and also employ a theoretical food costing program. The Company utilizes its management information systems to develop pricing strategies, identify food cost issues, monitor new product reception and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems to assist management in analyzing business issues and to improve efficiency.
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
PERSONNEL
     As of December 31, 2006, the Company employed approximately 2,700 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.
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
     Alcoholic beverage control regulations require each of the Company’s J. Alexander’s restaurants to apply for and obtain from state and local authorities a license or permit to sell alcoholic beverages on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required alcoholic beverage licenses would adversely affect the restaurant’s operations. In certain states, the Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the 12 states where J. Alexander’s operates, 11 have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit and a limit per “common cause” of $1 million as part of its comprehensive general liability insurance.
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

Name and Age	Background Information

R. Gregory Lewis, 54	Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J. Michael Moore, 47	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 44	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 60	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.
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
FORWARD-LOOKING STATEMENTS
  The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors, including those discussed under “Risk Factors” below. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.
Item 1A. Risk Factors
  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of, the Company.
     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends in part on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s. As a result, costs incurred related to the opening, operation and promotion of these new restaurants may be greater than those incurred in other areas. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. At December 31, 2006, the Company operated 28 J. Alexander’s restaurants. Because of the Company’s relatively small restaurant base, an unsuccessful new restaurant could have a more adverse effect in relation to the Company’s consolidated results of operations than would be the case in a restaurant company with a greater number of restaurants. Further, the Company plans to increase its development rate for new restaurants and the risk exists that management’s efforts and attention will be diverted from existing operations and focused on the opening of new restaurants.
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
     Changes In Food Costs Could Negatively Impact The Company’s Net Sales and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations. In addition, while the Company generally prefers to contract for certain of its anticipated product needs, principally beef, on an annual basis there is no assurance that it will be able to do so on terms which are acceptable to the Company and failure to do so could negatively impact the Company’s net sales and results of operations.
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
     The Company’s Current Insurance Policies May Not Provide Adequate Levels of Coverage Against All Claims. The Company currently maintains insurance coverage that management believes is reasonable for businesses of its size and type. However, there are types of losses the Company may incur that cannot be insured against or that management believes are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on the Company’s business and results of operations.
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

     Compliance With Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, various SEC regulations and American Stock Exchange rules, has required an increased amount of management attention and external resources. The Company remains committed to maintaining high standards of corporate governance and public disclosure and intends to invest all reasonably necessary resources to comply with evolving standards. This investment will, however, result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
     The fact that a relatively small number of investors hold a significant portion of the Company’s outstanding common stock could cause the stock price to fluctuate. The market price of the Company’s common stock could fluctuate as a result of sales by the Company’s existing stockholders of a large number of shares of the Company’s common stock in the market. A significant amount of the Company’s common stock is concentrated in the hands of a small number of investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of the stock.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2006, the Company had 28 J. Alexander’s casual dining restaurants in operation and had executed a lease related to a restaurant which is scheduled to open in 2007. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:

		Site Leased
	Site and Building	and Building	Space
	Owned by the	Owned by the	Leased to the
Location:	Company	Company	Company	Total
Alabama	1	0	0	1
Colorado	1	0	0	1
Florida	2	3	0	5
Georgia	1	0	0	1
Illinois	2	0	1	3
Kansas	1	0	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	2	5
Texas	0	1	1	2

Total	15	9	5	29

(a)	See Item 1 for additional information concerning the Company’s restaurants.
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
Item 3. Legal Proceedings

     As of March 30, 2007, the Company was not a party to any pending legal proceedings considered material to its business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock of J. Alexander’s Corporation is listed on the American Stock Exchange under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 30, 2007, was 1,250. The following table summarizes the price range of the Company’s common stock for each quarter of 2006 and 2005, as reported from price quotations from the American Stock Exchange:

	2006		2005
	Low	High	Low	High
1st Quarter	$7.75	$8.48	$6.60	$7.75
2nd Quarter	7.95	9.05	6.69	9.13
3rd Quarter	8.30	8.91	7.78	10.10
4th Quarter	8.47	9.55	7.00	8.70
     On January 12, 2007, the Company paid a cash dividend of $.10 per share to all shareholders of record on December 27, 2006. Payment of this dividend extended certain contractual standstill restrictions under an agreement with Solidus Company, the Company’s largest shareholder, through January 15, 2008. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Item 6. Selected Financial Data
     The following table sets forth selected financial data for each of the years in the five-year period ended December 31, 2006:

	Years Ended
	December 31	January 1	January 2	December 28		December 29
(Dollars in thousands, except per share data)	2006	2006	2005[1]	2003		2002

Operations
Net sales	$137,658	$126,617	$122,918	$107,059		$98,779
Pre-opening expense	—	411	—	897		10
Income before income taxes and cumulative effect of change in accounting principle	6,185	4,425	4,378	2,158	[4]	2,608
Net income	4,717	3,560	4,822 [2]	3,280	[3,4]	2,835 [5]
Depreciation and amortization	5,391	5,039	4,923	4,591		4,594
Cash flow from operations	10,862	7,406	8,936	6,908		8,245
Purchase of property and equipment	3,632	6,461	3,010	9,418		6,670

Financial Position (end of period)
Cash and cash equivalents	$14,688	$8,200	$6,129	$872		$9,135
Property and equipment, net	71,815	74,187	72,425	73,613		69,521
Total assets	99,350	94,300	89,554	83,740		85,033
Long-term debt and obligations under capital leases (excluding current portion)	22,304	23,193	24,017	24,642		24,451
Stockholders’ equity	57,830	53,107	49,602	44,432		40,799

Per Share Data
Basic earnings per share	$.72	$.55	$.75	$.50		$.42
Diluted earnings per share	.69	.52	.71	.49		.42
Dividends declared per share	.10	.10	—	—		—
Stockholders’ equity	8.80	8.13	7.68	6.91		6.13
Market price at year end	8.91	8.02	7.40	7.00		2.60

J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,909	$4,644	$4,462	$4,243		$4,118
Restaurants open at year end	28	28	27	27		24

1	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.

2	Includes deferred income tax benefit of $1,531 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”.

3	Includes deferred income tax benefit of $1,475 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”.

4	Includes non-cash compensation expense of $552 related to a stock option grant accounted for as a variable stock option award.

5	Includes deferred income tax benefit of $1,200 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes” and a $171 charge for impaired goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At December 31, 2006, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants. Revenues are also generated by the sale and redemption of gift cards and from other income related to gift cards.
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
     Incremental sales for existing restaurants are generally measured in the restaurant industry by computing the same store sales increase, which represents the increase in sales for the same group of restaurants for comparable reporting periods. Same store sales increases can be generated by increases in guest counts and increases in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count and average check trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes it is important to increase guest counts and average guest checks over time in order to continue to improve the Company’s profitability. The Company works to balance menu price increases with product offering and margin considerations in its efforts to achieve sustainable long-term increases in same store sales.
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. The cost of beef is the largest component of the Company’s cost of sales. The Company has typically entered into an annual pricing agreement which sets the price the Company will pay for beef for a 12 month period. However, as further discussed under Restaurant Costs and Expenses below, the Company has been able to enter into such an agreement on terms which it deems to be acceptable for only approximately two-thirds of its beef needs after March 5, 2007, with the remaining needs, consisting of one product, currently under contract through mid-June of 2007. Since the Company uses primarily fresh ingredients for food preparation, the cost of other food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which is computed by subtracting total restaurant operating expenses from net sales and dividing by net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by same store sales growth, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results. Prior to 2006 the Company capitalized rent expense incurred during the construction period of a new restaurant. In 2007 rent expense incurred after the Company takes possession of the premises for a new restaurant will be included in pre-opening expense. No rent expense was incurred in connection with the development of new restaurants in 2006.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-fixed in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company currently expects to open one new restaurant in 2007 and three new restaurants in 2008.
     Effective January 2, 2006, the Company adopted the fair value recognition provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB 107”) and Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore has not restated prior periods’ results. Prior to fiscal 2006, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Share-based compensation paid to the Company’s restaurant managers is recorded in restaurant labor and related costs. All other share-based compensation expense is recorded in general and administrative expenses. Total share-based compensation expense recorded in fiscal 2006 was $84,000 ($52,000 net of income taxes) and, as of December 31, 2006, the Company had $119,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 3.7 years. As described in Note A to the Consolidated Financial Statements, net income would have decreased by $881,000 ($.13 per share on a diluted basis) and $101,000 ($.01 per share on a diluted basis) in fiscal 2005 and 2004, respectively, had the Company recognized share-based expense in the Consolidated Statements of Income under SFAS No. 123, “Accounting for Stock-Based Compensation”.
     The Company’s fiscal year ends on the Sunday closest to December 31st of each year. Operating results for fiscal 2006 and 2005 include 52 weeks of operations compared to 53 weeks in 2004.
     The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Fiscal Year
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.7	32.9	33.6
Restaurant labor and related costs	31.6	31.5	31.4
Depreciation and amortization of restaurant property and equipment	3.8	3.8	3.8
Other operating expenses	19.3	19.5	19.0

Total restaurant operating expenses	87.4	87.7	87.9

General and administrative expenses	7.0	7.2	7.0
Pre-opening expense	—	.3	—
Gain on involuntary property conversion	—	—	.1

Operating income	5.6	4.8	5.3

Other income (expense):
Interest expense, net	(1.1)	(1.4)	(1.7)
Other, net	.1	.1	—

Total other expense	(1.1)	(1.3)	(1.7)

	Fiscal Year
	2006	2005	2004
Income before income taxes	4.5	3.5	3.6
Income tax provision (benefit)	1.1	.7	(.4)

Net income	3.4%	2.8%	3.9%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	28	28	27
Weighted average weekly net sales per restaurant	$94,400	$89,300	$85,800
Net Sales
     Net sales increased by approximately $11.0 million, or 8.7%, in fiscal 2006 compared to 2005. This increase was due to increases in net sales in the same store restaurant base and to an additional restaurant which opened in October of 2005. Net sales increased by approximately $3.7 million, or 3.0%, in fiscal 2005 compared to 2004. Management estimates that net sales for 2005 increased by $6.2 million over net sales for the comparable 52 weeks ended January 2, 2005. The sales increase in 2005 was due to increases in net sales in the same store restaurant base and to the new restaurant opened in 2005. Management estimates that net sales lost from the effect of hurricanes on the Company’s operations were approximately $465,000 in 2005 and $300,000 in 2004.
     Weighted average weekly same store sales per restaurant increased by 5.2% to $93,800 in 2006 from $89,200 in 2005 on a base of 27 restaurants. Same store sales averaged $90,000 per restaurant per week in 2005, an increase of 3.9% over 2004.
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
     Management estimates that weekly average guest counts on a same store basis, and adjusted for days closed because of hurricanes in 2005 and 2004, decreased by approximately 1.9% in 2006 compared to 2005 and by approximately 2.6% in 2005 compared to 2004. Management believes these decreases are due to higher menu prices and, particularly in 2005 in some locations, to trial by the Company’s guests of new upscale restaurants in their markets. The Company’s failure to operate its restaurants at its expected high standards has also likely been a contributing factor in a small number of locations as was some general weakness in sales trends in 2006 in a number of the Company’s restaurants located in Midwestern markets. Management estimates the average check per guest, including alcoholic beverage sales, increased by 6.5% to $22.90 in 2006, from $21.50 in 2005. The 2005 average check increased by approximately 6.6% over the 2004 average check. Management estimates that menu prices increased by approximately 1.8% in 2006 over 2005 and by 3.1% in 2005 over 2004. These price increase estimates reflect nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. In addition, in April of 2005 the Company changed its menu pricing format in most locations to modified a la carte pricing for beef and seafood entrees. Under the modified a la carte format, menu prices of beef and seafood entrees which previously included a dinner salad decreased by $1.00 to $2.00 in many locations (although increasing in certain major market locations), but no longer include a salad. If desired, a salad can be added for an additional charge of $4.00. All restaurants not already on modified a la carte pricing will be converted to that format in 2007.
     Increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and special menu features also contributed to same store sales increases in 2006 and 2005.
     The Company recognizes revenue from reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed. Prior to 2006 the Company also recognized non-use fees related to gift cards. These revenues are included in net sales in the amounts of $266,000, $832,000 and $508,000 for 2006, 2005 and 2004, respectively.
Restaurant Costs and Expenses
     Total restaurant operating expenses decreased to 87.4% of net sales in 2006 from 87.7% in 2005 and 87.9% in 2004. The decrease in 2006 was due to lower cost of sales and other operating expenses. The decrease in 2005 was primarily the result of lower cost of sales as a percentage of net sales which was partially offset by higher other operating expenses. Restaurant operating margins increased to 12.6% in 2006 from 12.3% in 2005 and 12.1% in 2004.
     Cost of sales, which includes the cost of food and beverages, decreased to 32.7% of net sales in 2006 from 32.9% in 2005 as the effect of menu price increases and lower prices paid for pork and dairy products more than offset the effect of higher prices paid for seafood and produce. Cost of sales decreased to 32.9% of net sales in 2005 from 33.6% in 2004 due primarily to increases in menu prices and the change in pricing format to modified a la carte pricing for beef and seafood entrees, which together with lower prices paid for poultry more than offset higher costs for beef, salmon and other food commodities.
     Beef purchases represent the largest component of the Company’s cost of sales and typically comprise approximately 28% to 30% of this category. Due to high prices in the beef market, the Company’s beef costs have increased significantly over the last three years. Under a twelve month beef pricing agreement which was effective in March of 2005, prices paid by the Company for beef increased by an estimated 7% to 8% over those under the previous agreement. A portion of the increase under the March 2005 agreement was due to the Company upgrading its beef program to serve only Certified Angus Beef® in all of its restaurants. Effective in March of 2006, the Company continued to serve Certified Angus Beef® or other branded high-quality choice beef in most locations. This beef was purchased under a 12-month pricing agreement at prices which increased by 5% to 6% over the previous agreement. Management believes, however, that a significant portion of the effect of these price increases was offset by a change made in the purchase specifications for one cut of beef which increased the steak cutting yields and lowered the effective cost of that product.
     The Company has contracted for approximately two-thirds of its beef product needs under a new 12-month beef purchase agreement effective in March of 2007 at prices which are expected to increase the Company’s cost for the products purchased under the new agreement by approximately 10%, or $850,000, during the period of the agreement over the cost of those products under the previous agreement. The Company has contracted for its remaining beef needs, which consist of one product, through mid-June at prices which are approximately 4% above those under the previous agreement. Management will attempt to contract for this product on a longer-term basis, although there is no assurance that it will be able to do so on terms which are acceptable to the Company. Management expects prices for this product to further increase, perhaps significantly, after the current contract expires regardless of whether it is purchased at market prices or under a longer-term agreement. Because there was no increase in beef costs for the first two months of 2007, the Company currently expects that as a result of higher prices paid beginning in March of 2007, its beef costs for fiscal 2007 will increase by an estimated 8% to 9%, or approximately $1,100,000, over the costs for fiscal year 2006.
     In response to escalating beef input costs as well as increases in the prices of a number of other food items, the Company increased menu prices in 2005 and 2006. The Company also changed its pricing format for certain menu items to modified a la carte pricing in most locations as discussed above. The Company expects to again raise menu prices in 2007 on certain beef offerings as well as other menu items to compensate for higher beef and other input costs and to maintain or improve profitability. The Company has recently experienced increases in poultry prices which it believes may persist throughout 2007. Management believes these price increases are due largely to the increased price of corn used for feed as a result of the high demand for corn for use in producing corn ethanol as an alternative fuel source. Management believes the price and availability of corn is also a significant factor in raising prices of beef products.
     Restaurant labor and related costs as a percentage of net sales increased slightly to 31.6% in 2006 from 31.5% in 2005 and 31.4% in 2004. Because of the nature of J. Alexander’s operations and the Company’s emphasis on providing high quality food and outstanding levels of service, much of the labor scheduled for overseeing restaurant operations, for preparing food, and for staffing the service areas of the restaurants is relatively fixed in nature within broad ranges of sales for each restaurant. However, in 2006 the labor efficiencies related to the increase in same store sales were more than offset by the effect of a combination of higher hourly wage rates, including an increase in minimum wage rates in Florida, costs associated with focused training and staff development efforts in one of the Company’s under-performing restaurants, and higher workers’ compensation and bonus expenses. In 2005, the improved labor efficiency related to the increase in same store sales was more than offset by increases in restaurant management salaries and hourly wage rates, including an increase in labor costs of approximately $320,000 resulting from increases in minimum wage rates in two states in which the Company operates restaurants.

     Three states in which the Company operates restaurants increased minimum wage rates, including the minimum cash rate paid to tipped employees, on January 1, 2007, and one other state has enacted an increase which will be effective July 1, 2007. The Company estimates that the impact of these increases will be approximately $600,000 for 2007. Any increase in the federal minimum wage rate in 2007 is not expected to have a significant impact on the Company as long as there is no increase in the required minimum cash wage paid to tipped employees.
     Depreciation and amortization of restaurant property and equipment increased by $365,000 in 2006 compared to 2005 primarily because of a new restaurant opened in the fourth quarter of 2005, and was constant at 3.8% of net sales for all periods presented.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 19.3% of net sales in 2006 from 19.5% of net sales in 2005, which increased from 19.0% in 2004. The decrease in 2006 was due primarily to lower utility costs and complimentary guest meals as a percentage of net sales. Higher utility costs was the most significant factor contributing to the increase in 2005. The Company also experienced increases in the cost of insurance, paper supplies and certain other operating expenses in 2005.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $560,000 in 2006 over 2005 and by $513,000 in 2005 over 2004. The increase in 2006 was due primarily to incentive bonus compensation accrued for the corporate management staff. Increases in other general and administrative expense accounts were largely offset by lower costs incurred in connection with the Company’s Employee Stock Ownership Plan and for employee relocations. The increase in 2005 included increases due to staff additions, increases in salaries, and higher training and other personnel related expenses, including higher relocation costs and group insurance expense, which were partially offset by the elimination of bonus accruals for the corporate management staff in 2005 and the effect of one less week being included in the fiscal year.
Pre-Opening Expense
     The Company incurred pre-opening expense of $411,000 in 2005 in connection with one new restaurant which was opened. No restaurants were opened and no pre-opening expense was incurred in 2006 or 2004.
     The Company expects to incur substantial pre-opening expense in 2007 in connection with a new J. Alexander’s restaurant which is expected to open in the last half of the year. Pre-opening rent expense could also be incurred in 2007 in connection with restaurants to be opened in fiscal 2008, depending on whether the Company takes possession or is given control of any additional leased locations during the year.
Other Income (Expense)
     Net interest expense decreased in 2006 compared to 2005 and in 2005 compared to 2004 due to reductions in outstanding borrowings and to higher investment income, which is netted against interest expense for financial reporting purposes, resulting from higher balances of invested funds and higher interest rates. An increase in capitalized interest costs also contributed to the decrease in 2005. No interest was capitalized in 2006, partially offsetting the effect of the factors discussed above.
Income Taxes
     The Company’s effective income tax rates, excluding adjustments to the valuation allowance for deferred tax assets, were 23.7%, 22.3% and 24.8% for 2006, 2005 and 2004, respectively. These rates are lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. Based on management’s assessment of the likelihood of the future realization of the Company’s deferred tax assets, the beginning of the year valuation allowances for deferred tax assets were reduced by $122,000 and $1,531,000 in the fourth quarters of 2005 and 2004, respectively, with corresponding credits to the income tax provisions for those years. These credits, while reducing income tax expense, are not a current source of cash for the Company. See additional discussion under Critical Accounting Policies – Income Taxes.
LIQUIDITY AND CAPITAL RESOURCES

     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations. Additionally, the Company paid cash dividends to all shareholders aggregating $657,000 in January of 2007 and $653,000 in January of 2006 which met the requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder, and may consider paying additional dividends in that regard in the future. See Note M to the Consolidated Financial Statements. The Company has met its needs and maintained liquidity in recent years primarily by cash flow from operations, use of a bank line of credit, and through proceeds received from a mortgage loan in 2002. Cash and cash equivalents on hand at December 31, 2006 were $14,688,000.
     The Company’s net cash provided by operating activities totaled $10,862,000, $7,406,000, and $8,936,000 in 2006, 2005 and 2004, respectively. The 2004 amount included the receipt of a landlord tenant improvement allowance of approximately $500,000 related to a restaurant opened in the fourth quarter of 2003. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.
     The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development. Cash expenditures for capital assets totaled $3,632,000, $6,461,000 and $3,010,000 for 2006, 2005 and 2004, respectively. The Company places a high priority on maintaining the image and condition of its restaurants and of the amounts above, $2,932,000, $2,395,000 and $2,645,000 represented expenditures for remodels, enhancements and asset replacements related to existing restaurants for 2006, 2005 and 2004, respectively. Cash provided by operating activities exceeded capital expenditures for the past three years, although there is no assurance this will always be the case in the future.
     The Company currently plans to open one new restaurant in 2007. Estimated cash expenditures for capital assets for 2007 are approximately $8.2 million, including the costs to develop the one new restaurant planned for the year. However, management is continually seeking locations for new J. Alexander’s restaurants and would consider taking advantage of any attractive opportunities, including conversions of other restaurants, which might arise. Depending on the timing and success of management’s efforts to locate and develop acceptable sites, additional amounts could be expended in 2007 in connection with other new J. Alexander’s restaurants.
     Management believes cash and cash equivalents on hand at December 31, 2006 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2007. Management’s longer-term growth plans are to open three restaurants in 2008 and to maintain a growth rate of approximately that same number of restaurants in the years to follow. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25,000,000, had an outstanding balance of $22,600,000 at December 31, 2006. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,484,000 at December 31, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     Since 2003, the Company has maintained a secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. On September 20, 2006, the Company entered into an amendment to the loan agreement increasing the maximum available credit under the agreement to $10 million from $5 million and extending the maturity date to July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,413,000 at December 31, 2006. In connection with the increased credit availability, the Company also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement, as amended, require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. There were no borrowings outstanding under the line as of December 31, 2006 or January 1, 2006.
     To supplement its other sources of capital and provide additional funds for future growth, the Company completed $750,000 of five-year equipment financing with a bank in January 2004.
     The Company was in compliance with the financial covenants of its debt agreements as of December 31, 2006. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
     In 2006, the Company received payments of $376,000 representing the remaining outstanding balance of employee notes receivable under a stock loan program initiated in 1999. In 2004, the Company received proceeds of approximately $370,000 from the involuntary conversion through an eminent domain proceeding of a portion of the property on which one of the Company’s restaurants is located.
OFF-BALANCE SHEET ARRANGEMENTS
     As of March 29, 2007, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note E, “Leases” and Note J, “Commitments and Contingencies,” to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     The following table sets forth significant contractual obligations of the Company at December 31, 2006:

(In thousands)	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$40,910	$2,718	$5,280	$5,096	$27,816
Capitalized lease obligations (1)	390	36	72	110	172
Operating leases (2)	32,135	2,745	5,863	5,932	17,595
Purchase obligations (3)	3,942	3,411	531	—	—
Other long-term obligations(4)	1,622	—	—	—	1,622

Total	$78,999	$8,910	$11,746	$11,138	$47,205

(1)	Long-term debt and capitalized lease obligations include the interest expense component.

(2)	Excludes renewal option periods.

(3)	In determining purchase obligations for this table, the Company used its interpretation of the definition set forth in the related rule which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions; and the approximate timing of the transaction.” In applying this definition, the Company has only included purchase obligations to the extent the failure to perform would give another party the right to formal recourse against J. Alexander’s Corporation.

(4)	Includes amounts payable upon termination other than retirement at age 65 for four executive officers under Salary Continuation Agreements (see Note G to the Consolidated Financial Statements).
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of December 31, 2006, is as follows:

Wendy’s restaurants – (31 leases)	$3,900,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	1,400,000

Total contingent liability related to assigned leases	$5,300,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card revenue, property and equipment, leases, impairment of long-lived assets, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition for Gift Certificates and Gift Cards: The Company records a liability for gift certificates and gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption, net sales are recorded and the liability is reduced by the amount of certificates or card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances in 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months. Breakage of gift cards of $266,000 was recorded in 2006. In 2005, the Company recorded breakage of $366,000 in connection with the remaining balance of gift certificates issued prior to 2001 and $168,000 in connection with gift cards that were more than 24 months old. Breakage of $166,000 related to gift certificates was recorded during 2004.
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
Certain of the Company’s leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term begins when the Company takes possession of or is given control of the leased property. Prior to 2006, rent expense incurred during the construction period has been capitalized as a component of property and equipment. No lease terms commenced in 2006. Beginning in 2007, rent expense incurred during the construction period will be included in pre-opening expense. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.
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
Income Taxes: The Company had $7,902,000 of gross deferred tax assets at December 31, 2006, consisting principally of $4,688,000 of tax credit carryforwards. U.S. generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.
Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on its forecasts of the Company’s future taxable income adjusted by varying probability factors. Based on its analysis, management concluded that for years 2004 through 2006 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. As a result, the beginning of the year valuation allowances were reduced by $1,531,000 and $122,000 for 2004 and 2005, respectively, with corresponding credits made to the Company’s income tax provisions for those years. The valuation allowance provided for these items at December 31, 2006 was $1,723,000. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
Failure to achieve projected taxable income could affect the ultimate realization of the Company’s net deferred tax assets. Because of the uncertainties associated with projecting future operating results, there can be no assurance that management’s estimates of future taxable income will be achieved and that there could not be an increase in the valuation allowance in the future. It is also possible that the Company could generate taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its deferred tax assets.
The Company will continue to evaluate the likelihood of realization of its deferred tax assets and upon reaching any different conclusion as to the appropriate carrying value of these assets, management will adjust them to their estimated net realizable value. Any such revisions to the estimated realizable value of the deferred tax assets could cause the

Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized. However, because the remaining valuation allowance is related to the specific deferred tax assets noted above, management does not anticipate any further significant adjustments to the valuation allowance until the Company’s projections of future taxable income increase significantly.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements require adjustment when a misstatement quantified by using either approach is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s 2006 Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its 2008 Consolidated Financial Statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its 2007 Consolidated Financial Statements.
     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company currently presents sales net of sales taxes. Accordingly, this issue will not impact the method for recording sales taxes in the Company’s Consolidated Financial Statements.

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
SEASONALITY AND QUARTERLY RESULTS
     The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in southern Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2006 and 2005 appears in this Report immediately following the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities. While all of the Company’s debt outstanding as of December 31, 2006 was at fixed rates, the Company has historically utilized a mix of both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Note D to the Consolidated Financial Statements appearing elsewhere herein.) The Company does not expect changes in market interest rates to have a material effect on income or cash flows in fiscal 2007, although there can be no assurances that interest rates will not significantly change.
     Investment Portfolio. The Company invests portions of its excess cash, if any, in highly liquid investments. At December 31, 2006, the Company had $13.7 million in money market accounts. The market risk on such investments is minimal due to their short-term nature.
     Commodity Price Risk. Many of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors which are outside the control of the Company. Essential supplies and raw materials are available from several sources and the Company is not dependent upon any single source of supplies or raw materials. The Company’s ability to maintain consistent quality throughout its restaurant system depends in part upon its ability to acquire food products and related items from reliable sources. When the supply of certain products is uncertain or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase bulk quantities for future use. The Company routinely has purchase commitments for terms of one year or less for food and supplies with a variety of vendors, some of which are limited to a pricing schedule for the period covered by the agreements. The Company has established long-term relationships with key beef, seafood and produce vendors and brokers. Adequate alternative sources of supply are believed to exist for substantially all products. While the supply and availability of certain products can be volatile, the Company believes that it has the ability to identify and access alternative products as well as the ability to adjust menu prices if needed. Significant items that could be subject to price fluctuations are beef, seafood, produce, pork, poultry and dairy products among others. The Company believes that any changes in commodity pricing which cannot be adjusted for by changes in menu pricing or other product delivery strategies would generally not be material.
     The Company has contracted for approximately two-thirds of its beef product needs under a new 12-month beef purchase agreement effective in March of 2007 at prices which are expected to increase the Company’s cost for the products purchased under the new agreement by approximately 10%, or $850,000, during the period of the agreement over the cost of those products under the previous agreement. The Company has contracted for its remaining beef needs, which consist of one product, through mid-June at prices which are approximately 4% above those under the previous agreement. Management will attempt to contract for this product on a longer-term basis, although there is no assurance that it will be able to do so on terms which are acceptable to the Company. Management expects prices for this product to further increase, perhaps significantly, after the current contract expires regardless of whether it is purchased at market prices or under a longer-term agreement. Because there was no increase in beef costs for the first two months of 2007, the Company currently expects that as a result of higher prices paid beginning in March of 2007, its beef costs for fiscal 2007 will increase by an estimated 8% to 9%, or approximately $1,100,000, over the costs for fiscal year 2006.
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
   We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three fiscal year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II – Valuation and Qualifying Accounts for each of the years in the three fiscal year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
   We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the years in the three fiscal year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes A and G to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.
/s/ KPMG LLP
Nashville, Tennessee
April 2, 2007

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 31	January 1	January 2
	2006	2006	2005
Net sales	$137,658,000	$126,617,000	$122,918,000

Costs and expenses:
Cost of sales	45,026,000	41,710,000	41,324,000
Restaurant labor and related costs	43,512,000	39,860,000	38,597,000
Depreciation and amortization of restaurant property and equipment	5,200,000	4,835,000	4,703,000
Other operating expenses	26,622,000	24,639,000	23,361,000

Total restaurant operating expenses	120,360,000	111,044,000	107,985,000

General and administrative expenses	9,641,000	9,081,000	8,568,000
Pre-opening expense	—	411,000	—
Gain on involuntary property conversion	—	—	117,000

Operating income	7,657,000	6,081,000	6,482,000

Other income (expense):
Interest expense, net	(1,566,000)	(1,770,000)	(2,130,000)
Other, net	94,000	114,000	26,000

Total other expense	(1,472,000)	(1,656,000)	(2,104,000)

Income before income taxes	6,185,000	4,425,000	4,378,000
Income tax provision (benefit)	1,468,000	865,000	(444,000)

Net income	$4,717,000	$3,560,000	$4,822,000

Basic earnings per share	$.72	$.55	$.75

Diluted earnings per share	$.69	$.52	$.71

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31	January 1
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$14,688,000	$8,200,000
Accounts and notes receivable	2,252,000	1,907,000
Inventories	1,319,000	1,351,000
Deferred income taxes	1,079,000	964,000
Prepaid expenses and other current assets	1,192,000	1,284,000

Total Current Assets	20,530,000	13,706,000

Other Assets	1,249,000	1,164,000

Property and Equipment, at cost, less allowances for depreciation and amortization	71,815,000	74,187,000

Deferred Income Taxes	5,055,000	4,510,000

Intangible Assets and Deferred Charges, less accumulated amortization of $693,000 and $708,000 at December 31, 2006, and January 1, 2006, respectively	701,000	733,000

	$99,350,000	$94,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,962,000	$4,971,000
Accrued expenses and other current liabilities	5,464,000	4,817,000
Unearned revenue	2,348,000	2,285,000
Current portion of long-term debt and obligations under capital leases	889,000	824,000

Total Current Liabilities	13,663,000	12,897,000

Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	22,304,000	23,193,000

Deferred Compensation Obligations	1,622,000	1,422,000

Deferred Rent Obligations and Other Deferred Credits	3,931,000	3,681,000

Stockholders’ Equity
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,569,305 and 6,531,122 shares at December 31, 2006, and January 1, 2006, respectively	329,000	327,000
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,905,000	34,620,000
Retained earnings	22,596,000	18,536,000

	57,830,000	53,483,000
Employee notes receivable – 1999 Loan Program	—	(376,000)

Total Stockholders’ Equity	57,830,000	53,107,000

Commitments and Contingencies	$99,350,000	$94,300,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31	January 1	January 2
	2006	2006	2005
Cash Flows from Operating Activities:
Net income	$4,717,000	$3,560,000	$4,822,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,288,000	4,926,000	4,809,000
Amortization of deferred charges	103,000	113,000	114,000
Deferred income tax benefit	(663,000)	(907,000)	(1,888,000)
Share-based compensation expense	84,000	—	18,000
Tax benefit from share-based compensation	(62,000)	—	—
Gain on involuntary property conversion	—	—	(117,000)
Other, net	289,000	233,000	244,000
Changes in assets and liabilities:
Accounts and notes receivable	(345,000)	271,000	360,000
Inventories	32,000	(219,000)	(64,000)
Prepaid expenses and other current assets	92,000	(93,000)	(141,000)
Deferred charges	(4,000)	(32,000)	(30,000)
Accounts payable	109,000	(188,000)	96,000
Accrued expenses and other current liabilities	709,000	(615,000)	101,000
Unearned revenue	63,000	(395,000)	(191,000)
Other long-term liabilities	450,000	560,000	625,000
Note receivable – Employee Stock Ownership Plan	—	192,000	178,000

Net cash provided by operating activities	10,862,000	7,406,000	8,936,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,632,000)	(6,461,000)	(3,010,000)
Proceeds from involuntary property conversion	—	—	370,000
Other, net	(126,000)	(79,000)	(96,000)

Net cash used in investing activities	(3,758,000)	(6,540,000)	(2,736,000)

Cash Flows from Financing Activities:
Payments on long-term debt and obligations under capital leases	(824,000)	(769,000)	(770,000)
Reduction of employee receivables - 1999 Loan Program	376,000	95,000	53,000
Payment of cash dividend	(653,000)	—	—
Exercise of stock options	141,000	197,000	78,000
Increase (decrease) in bank overdraft	309,000	1,682,000	(568,000)
Tax benefit from share-based compensation	62,000	—	—
Payment of financing transaction costs	(27,000)	—	—
Proceeds under bank line of credit agreement	—	—	408,000
Payments under bank line of credit agreement	—	—	(894,000)
Proceeds from equipment financing note	—	—	750,000

Net cash (used in) provided by financing activities	(616,000)	1,205,000	(943,000)

Increase in Cash and Cash Equivalents	6,488,000	2,071,000	5,257,000
Cash and cash equivalents at beginning of year	8,200,000	6,129,000	872,000

Cash and Cash Equivalents at End of Year	$14,688,000	$8,200,000	$6,129,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Plan	Program	Equity
Balances at December 28, 2003	6,432,718	$322,000	$34,197,000	$10,807,000	$(370,000)	$(524,000)	$44,432,000
Exercise of stock options, including tax benefits	27,783	2,000	98,000	—	—	—	100,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	53,000	53,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	178,000	—	178,000
Non-cash compensation expense – variable stock option award	—	—	18,000	—	—	—	18,000
Other, net	(302)	—	(1,000)	—	—	—	(1,000)
Net and comprehensive income	—	—	—	4,822,000	—	—	4,822,000

Balances at January 2, 2005	6,460,199	324,000	34,312,000	15,629,000	(192,000)	(471,000)	49,602,000
Exercise of stock options, including tax benefits	71,215	3,000	309,000	—	—	—	312,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	95,000	95,000
Reduction of note receivable – Employee Stock Ownership Plan	—	—	—	—	192,000	—	192,000
Cash dividend declared, $.10 per share	—	—	—	(653,000)	—	—	(653,000)
Other, net	(292)	—	(1,000)	—	—	—	(1,000)
Net and comprehensive income	—	—	—	3,560,000	—	—	3,560,000

Balances at January 1, 2006	6,531,122	327,000	34,620,000	18,536,000	—	(376,000)	53,107,000
Exercise of stock options, including tax benefits	38,183	2,000	201,000	—	—	—	203,000
Stock-based compensation	—	—	84,000	—	—	—	84,000
Reduction of employee notes receivable – 1999 Loan Program	—	—	—	—	—	376,000	376,000
Cash dividend declared, $.10 per share	—	—	—	(657,000)	—	—	(657,000)
Net and comprehensive income	—	—	—	4,717,000	—	—	4,717,000

Balances at December 31, 2006	6,569,305	$329,000	$34,905,000	$22,596,000	$—	$—	$57,830,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the “Company”). At December 31, 2006, the Company owned and operated 28 J. Alexander’s restaurants in twelve states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 2004 included 53 weeks compared to 52 weeks for fiscal years 2006 and 2005.
Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.
Accounts Receivable: Accounts receivable are primarily related to payments due from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of a credit card transaction.
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
Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods when the Company believes it is reasonably assured that it will exercise its options because failure to do so would result in an economic penalty to the Company. Prior to 2006, rent expense incurred during the construction period for a leased restaurant location has been capitalized as a component of property and equipment. Beginning in 2006, rent expense incurred during the construction period will be included in pre-opening expense. The lease term commences on the date when the Company takes possession of or is given control of the leased property. Percentage rent expense is generally based upon sales levels, and is typically accrued when it is deemed probable that it will be payable. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.
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
Earnings Per Share: The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”.
Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances after October 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months. Breakage of $266,000 related to gift cards was recorded in 2006. In 2005, the Company recorded breakage of $168,000 in connection with gift cards that were more than 24 months old and $366,000 in connection with the remaining balance of gift certificates issued prior to 2001. Breakage of $166,000 related to gift certificates was recorded during 2004.
Sales Taxes: Revenues are presented net of sales taxes. The obligation for sales taxes is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.
Pre-opening Expense: The Company accounts for pre-opening costs by expensing such costs as they are incurred.
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
Long-term debt: The fair value of long-term mortgage financing and the equipment note payable is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date (see Note D). Fair value of other long-term debt was estimated to approximate its carrying amount.
Contingent liabilities: In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations and the disposition of its Wendy’s restaurant operations, the Company remains secondarily liable for certain real property leases. The Company does not believe it is practicable to estimate the fair value of these contingencies and does not believe any significant loss is likely.
Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $131,000, $179,000 and $157,000 were capitalized during 2006, 2005 and 2004, respectively.
Self-Insurance: Through the end of fiscal 2004, the Company was generally self-insured, subject to stop-loss limitations, for losses and liabilities related to its group medical plan. Losses were accrued based upon the Company’s estimates of the aggregate liability for claims incurred but not paid. Beginning in 2005, the Company’s group medical plan was fully insured.
Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $39,000, $33,000 and $91,000 in 2006, 2005 and 2004, respectively.
Stock-Based Compensation: The Company grants to certain employees and directors stock options which typically are for a fixed number of shares and which typically have an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations for fiscal 2005 and prior. Accordingly, no compensation expense was generally recognized for stock option grants for those periods.
     On January 2, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based employee compensation:

	Years Ended
	January 1, 2006	January 2, 2005
Net income, as reported	$3,560,000	$4,822,000
Add: Compensation expense related to variable stock option award, net of related tax effects	—	18,000
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(881,000)	(119,000)

Pro forma net income	$2,679,000	$4,721,000
Earnings per share:
Basic, as reported	$.55	$.75
Basic, pro forma	$.41	$.73
Diluted, as reported	$.52	$.71
Diluted, pro forma	$.39	$.70
Weighted average shares used in computation:
Basic	6,489,000	6,446,000
Diluted	6,801,000	6,781,000
For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note G for further discussion of the Company’s stock-based employee compensation.
Use of Estimates in Financial Statements: The preparation of the Consolidated Financial Statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to the Company’s accounting for gift card and gift certificate revenue, determination of the valuation allowance relative to the Company’s deferred tax assets, estimates of useful lives of property and equipment and leasehold improvements, determination of lease terms and accounting for impairment losses, contingencies and litigation. Actual results could differ from the estimates used.
Impairment: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including restaurant property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
Comprehensive Income: Total comprehensive income was comprised solely of net income for all periods presented.
Business Segments: In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that the Company operates in only one segment.
Recent Accounting Pronouncements: In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements require adjustment when a misstatement quantified by using either approach is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s 2006 Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its 2008 Consolidated Financial Statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its 2007 Consolidated Financial Statements.
     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company currently presents sales net of sales taxes. Accordingly, this issue will not impact the method for recording these sales taxes in the Company’s Consolidated Financial Statements.
Note B — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	December 31	January 1	January 2
	2006	2006	2005
Numerator:
Net income (numerator for basic and diluted earnings per share)	$4,717,000	$3,560,000	$4,822,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,551,000	6,489,000	6,446,000

Effect of dilutive securities	288,000	325,000	335,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,839,000	6,814,000	6,781,000

Basic earnings per share	$.72	$.55	$.75

Diluted earnings per share	$.69	$.52	$.71

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 182,000, 145,000 and 124,000 options were excluded from the computation of diluted earnings per share in 2006, 2005 and 2004, respectively.
Note C — Property and Equipment
     Balances of major classes of property and equipment are as follows:

	December 31	January 1
	2006	2006
Land	$15,848,000	$15,848,000
Buildings	39,665,000	40,131,000
Buildings under capital leases	375,000	375,000
Leasehold improvements	33,380,000	32,232,000
Restaurant and other equipment	24,158,000	23,541,000
Construction in progress (estimated cost to complete at December 31, 2006, $4,275,000)	300,000	—

	113,726,000	112,127,000
Less accumulated depreciation and amortization	41,911,000	37,940,000

	$71,815,000	$74,187,000

     The Company accrued obligations for fixed asset additions of $123,000, $550,000, $123,000 and $375,000 at December 31, 2006, January 1, 2006, January 2, 2005 and December 28, 2003, respectively. A receivable in the amount of $497,000 was also recorded as of December 28, 2003, in connection with a landlord’s contribution for tenant improvements. These transactions were subsequently reflected in the Company’s Statements of Cash Flows at the time cash was exchanged.
Note D — Long-Term Debt and Obligations Under Capital Leases
     Long-term debt and obligations under capital leases at December 31, 2006 and January 1, 2006, are summarized below:

	December 31, 2006		January 1, 2006
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$721,000	$21,879,000	$665,000	$22,600,000
Equipment note payable, 4.97% interest, payable through 2009	157,000	179,000	149,000	335,000
Obligation under capital lease, 9.9% interest, payable through 2015	11,000	246,000	10,000	258,000

	$889,000	$22,304,000	$824,000	$23,193,000

     Aggregate maturities of long-term debt for the five years succeeding December 31, 2006, are as follows: 2007 — $889,000; 2008 — $955,000 ; 2009 — $877,000; 2010 — $955,000; 2011 — $1,038,000.
     In October 2002, the Company obtained $25,000,000 of long-term financing through completion of a mortgage loan transaction. The mortgage loan has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The Company was in compliance with all such provisions as of both December 31, 2006 and January 1, 2006. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,484,000 at December 31, 2006. The real property at these locations is owned by JAX Real Estate, LLC, the entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. In addition to JAX Real Estate, LLC, other wholly-owned subsidiaries of the Company, JAX RE Holdings, LLC and JAX Real Estate Management, Inc., act as a holding company and a member of the board of managers of JAX Real Estate, LLC, respectively. While all of these subsidiaries are included in the Company’s Consolidated Financial Statements, each of them was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     Since 2003, the Company has maintained a secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. On September 20, 2006, the Company entered into an amendment to the loan agreement increasing the maximum available credit under the agreement to $10 million from $5 million and extending the maturity date to July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,413,000 at December 31, 2006. In connection with the increased credit availability, the Company also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement, as amended, require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio in a permitted range. There were no borrowings outstanding under the line as of December 31, 2006 or January 1, 2006.
     In 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principal and interest of approximately $14,200 through January, 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.
     Cash interest payments amounted to $1,946,000, $2,021,000 and $2,074,000 in 2006, 2005 and 2004, respectively. Interest costs of $65,000 were capitalized as part of building and leasehold costs in 2005. No interest costs were capitalized during 2006 and 2004.
     The carrying value and estimated fair value of the Company’s mortgage loan were $22,600,000 and $24,479,000, respectively, at December 31, 2006 compared to $23,265,000 and $24,501,000, respectively, at January 1, 2006. With respect to the equipment note payable, the carrying value and estimated fair value were $336,000 and $327,000, respectively, at December 31, 2006 compared to $484,000 and $472,000, respectively, at January 1, 2006.
Note E – Leases
     At December 31, 2006, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.
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
     Accumulated amortization of buildings under capital leases totaled $108,000 at December 31, 2006 and $74,000 at January 1, 2006. Amortization of leased assets is included in depreciation and amortization expense.
     Total rental expense amounted to:

	Years Ended
	December 31	January 1	January 2
	2006	2006	2005
Minimum rentals under operating leases	$3,214,000	$2,913,000	$2,920,000
Contingent rentals	101,000	113,000	71,000
Less: Sublease rentals	(64,000)	(100,000)	(116,000)

	$3,251,000	$2,926,000	$2,875,000

     At December 31, 2006, future minimum lease payments under capital leases and noncancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

	Capital	Operating
	Leases	Leases
2007	$36,000	$2,745,000
2008	36,000	2,914,000
2009	36,000	2,949,000
2010	54,000	2,998,000
2011	56,000	2,934,000
Thereafter	172,000	17,595,000

Total minimum payments	390,000	$32,135,000

Less imputed interest	(133,000)

Present value of minimum rental payments	257,000
Less current maturities at December 31, 2006	(11,000)

Long-term obligations at December 31, 2006	$246,000

Note F — Income Taxes
     Significant components of the Company’s income tax provision (benefit) are as follows:

	Years Ended
	December 31	January 1	January 2
	2006	2006	2005
Current:
Federal	$1,688,000	$1,439,000	$1,197,000
State	443,000	333,000	247,000

Total	2,131,000	1,772,000	1,444,000
Deferred:
Federal	(607,000)	(673,000)	(1,822,000)
State	(56,000)	(234,000)	(66,000)

Total	(663,000)	(907,000)	(1,888,000)

Income tax provision (benefit)	$1,468,000	$865,000	$(444,000)

     The Company’s consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended
	December 31	January 1	January 2
	2006	2006	2005
Tax expense computed at federal statutory rate (34%)	$2,103,000	$1,504,000	$1,489,000
State income taxes, net of federal benefit	255,000	146,000	119,000
Effect of net operating loss carryforwards and tax credits	(833,000)	(695,000)	(520,000)
Decrease in valuation allowance	(10,000)	(186,000)	(1,632,000)
Other, net	(47,000)	96,000	100,000

Income tax provision (benefit)	$1,468,000	$865,000	$(444,000)

     The Company made net income tax payments of $2,058,000, $1,528,000 and $1,176,000 in 2006, 2005 and 2004, respectively.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and January 1, 2006, are as follows:

	December 31	January 1
	2006	2006
Deferred tax liabilities:
Deferred gain on involuntary conversion	$45,000	$45,000

Total deferred tax liabilities	45,000	45,000

Deferred tax assets:
Deferred compensation accruals	619,000	542,000
Book over tax depreciation	708,000	91,000
Compensation related to variable stock option award	216,000	216,000
Net operating loss carryforwards	117,000	198,000
Tax credit carryforwards	4,688,000	4,757,000
Deferred rent obligations	1,463,000	1,366,000
Other — net	91,000	82,000

Total deferred tax assets	7,902,000	7,252,000
Valuation allowance for deferred tax assets	(1,723,000)	(1,733,000)

	6,179,000	5,519,000

Net deferred tax assets	$6,134,000	$5,474,000

     At December 31, 2006, the Company had tax credit carryforwards of $4,688,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2024 through 2026 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $2,998,000 available to reduce state income taxes which expire from 2010 to 2016. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.
     SFAS No. 109, “Accounting for Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on its forecasts of the Company’s future taxable income adjusted by varying probability factors. Based on its analysis, management concluded that for years 2004 through 2006 a valuation allowance was needed for the federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. As a result, the beginning of the year valuation allowances were reduced by $1,531,000 and $122,000 for 2004 and 2005, respectively, with corresponding credits made to the Company’s income tax provisions for those years. The valuation allowance provided for these items decreased by $10,000 during 2006 and totaled $1,723,000 at December 31, 2006. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized. It is the Company’s belief that it is more likely than not that its net deferred tax assets will be realized.
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
     Effective January 2, 2006, the Company adopted the provisions of SFAS 123R using a modified prospective application. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under APB 25. Under the provisions of APB 25, stock option awards were generally accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.
     Under the modified prospective application, the provisions of SFAS 123R apply to non-vested awards which were outstanding on January 1, 2006 and to new awards and the modification, repurchase or cancellation of awards after January 1, 2006. Under the modified prospective approach, compensation expense recognized in 2006 includes share-based compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and recognized as expense over the remaining requisite service period. Compensation expense recognized in 2006 also includes compensation cost for all share- based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and recognized as expense over the applicable requisite service period. Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was $84,000 lower, net income $52,000 lower and both basic and diluted earnings per share $.01 lower, than if the Company had continued to account for stock-based compensation under the provisions of APB 25. The adoption of SFAS 123R had no cumulative change effect on reported basic and diluted earnings per share. At December 31, 2006, the Company had $119,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 3.7 years.
     The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards and used the following weighted-average assumptions for the indicated periods:

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Dividend yield	1.22%	1.22%	—
Volatility factor	.4001	.4005	.4095
Risk-free interest rate	4.56%	4.44%	4.50%
Expected life of options (in years)	6.4	5.6	10.0
Weighted-average grant date fair value	$3.43	$3.10	$4.54
     A summary of options under the Company’s option plans is as follows:

				Weighted
				Average
				Exercise
Options	Shares	Option Prices		Price
Outstanding at December 28, 2003	789,310	$2.08-	$11.69	$4.32
Issued	23,000	7.61		7.61
Exercised	(27,783)	2.08-	4.25	2.84
Expired or canceled	(59,000)	2.24-	11.69	6.47

Outstanding at January 2, 2005	725,527	2.08-	9.88	4.31
Issued	272,500	8.22-	9.50	8.56
Exercised	(71,215)	2.08-	4.25	2.80
Expired or canceled	(58,669)	4.25-	9.75	9.05

Outstanding at January 1, 2006	868,143	2.24-	9.88	5.45
Issued	99,000	8.21-	8.67	8.23
Exercised	(38,183)	2.24-	8.22	3.68
Expired or canceled	(28,000)	3.44-	9.88	7.74

Outstanding at December 31, 2006	900,960	$2.24-	$9.50	$5.76

     Options exercisable and shares available for future grant were as follows:

	December 31	January 1	January 2
	2006	2006	2005
Options exercisable	813,960	841,799	650,178
Shares available for grant	113,169	186,169	402,000
     Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the fiscal year-end date. This amount changes based on the fair market value of the Company’s stock. The aggregate intrinsic value of options outstanding at December 31, 2006 was $2.9 million, and the aggregate intrinsic value of options exercisable at that date totaled $2.8 million. The total intrinsic value of options exercised was $183,000, $396,000 and $123,000 for 2006, 2005 and 2004, respectively, and the Company recorded benefits of tax deductions in excess of recognized compensation costs totaling $62,000, $114,000 and $22,000 in 2006, 2005 and 2004, respectively.
     The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at January 1, 2006	26,344	$2.87
Granted	99,000	3.43
Vested	(25,677)	2.88
Forfeited	(12,667)	3.30

Non-vested stock options at December 31, 2006	87,000	$3.45

     The following table summarizes information about the Company’s stock options outstanding at December 31, 2006:

		Options Outstanding			Options Exercisable
		Number			Number
		Outstanding at	Weighted	Weighted	Exercisable at	Weighted
Range of		December 31	Average Remaining	Average Exercise	December 31	Average
Exercise Prices		2006	Contractual Life	Price	2006	Exercise Price
$2.24-	$2.25	59,000	4.2 years	$2.25	59,000	$2.25
2.75-	3.44	154,460	1.8 years	2.77	154,460	2.77
3.88-	5.69	285,000	3.0 years	4.29	285,000	4.29
7.61-	9.50	402,500	8.1 years	8.46	315,500	8.52

$2.24-	$9.50	900,960		$5.76	813,960	$5.49

     Options exercisable at January 1, 2006 and January 2, 2005 had weighted average exercise prices of $5.46 and $4.20, respectively.
     The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.
     The Company has Salary Continuation Agreements which provide retirement and death benefits to executive officers. The expense recognized under these agreements was $203,000, $137,000 and $265,000 in 2006, 2005 and 2004, respectively.
     The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the 12-month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 10% matching contribution to the plan. The Company’s matching contribution for 2006 totaled $51,000, or 25% of eligible participant contributions. The Company’s matching contribution totaled $50,000 for each of fiscal years 2005 and 2004.
     In 1999, the Company established the 1999 Loan Program (“Loan Program”) to allow eligible employees to make purchases of the Company’s common stock. All employee borrowings were used exclusively for that purpose and accrued interest at the rate of 3% annually until paid in full. Interest related to borrowings under the Loan Program was payable quarterly until December 31, 2006 at which time the entire unpaid principal amount and unpaid interest became due. As of January 1, 2006, notes receivable under the Loan Program totaled $376,000 and were reported as a reduction from the Company’s stockholders’ equity. All balances outstanding under the notes receivable had been repaid as of December 31, 2006. For purposes of computing earnings per share, the shares purchased through the Loan Program have been included as outstanding shares in the weighted average share calculation.
Note H — Employee Stock Ownership Plan
     In 1992, the Company established an Employee Stock Ownership Plan (“ESOP”) which purchased 457,055 shares of Company common stock from a trust created by the late Jack C. Massey, the Company’s former Board Chairman, and the Jack C. Massey Foundation at $3.75 per share for an aggregate purchase price of $1,714,000. The Company originally funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. In subsequent years, the Company has made contributions to the ESOP which allowed the ESOP to repay its loan and related interest to the Company.
     The note receivable from the ESOP was paid in full during 2005 and all shares had been allocated to eligible participants as of January 1, 2006. Historically, all Company employees with at least 1,000 hours of service during the 12-month period subsequent to their hire date, or any calendar year thereafter, and who were at least 21 years of age, were eligible to participate and receive an allocation of stock in proportion to their compensation for the year. Participation in the ESOP was frozen as of December 31, 2006, and no new participants will enter the plan after that date under its current provisions. Five years of service with the Company are generally required for a participant’s account to vest.
     Compensation expense of $192,000 and $178,000 was recorded with respect to the Company’s contributions to the ESOP in 2005 and 2004, respectively. The Company made no contribution to the ESOP in 2006. The ESOP held 221,213 shares of the Company’s common stock at December 31, 2006. For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.
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
     The definition of “acquiring person” under the shareholder rights plan specifies that Solidus LLC, predecessor to Solidus Company, and its affiliates shall not be or become an acquiring person as the result of its acquisition of Company stock in excess of 20% or more of Company common stock outstanding. E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company.
Note J — Commitments and Contingencies
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to nine years. The total estimated amount of lease payments remaining on these 20 leases at December 31, 2006 was approximately $2.8 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at December 31, 2006, was approximately $1.4 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of December 31, 2006, was approximately $1.1 million.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
Note K — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities included the following:

	December 31	January 1
	2006	2006
Taxes, other than income taxes	$1,813,000	$1,635,000
Salaries, wages, vacation and incentive compensation	1,745,000	1,181,000
Insurance	387,000	328,000
Interest	165,000	169,000
Cash dividend payable	657,000	653,000
Other	697,000	851,000

	$5,464,000	$4,817,000

Note L –Intangible Assets and Deferred Charges
     Intangible assets recorded on the accompanying Consolidated Balance Sheet at December 31, 2006 include deferred loan costs and other intangible assets with finite lives and are scheduled to be amortized over their estimated useful lives. For the next five years, scheduled amortization is as follows: 2007 — $107,000; 2008 — $92,000; 2009- $75,000; 2010 — $51,000; 2011 — $51,000.
Note M – Related Party Transactions
     E. Townes Duncan, a director of the Company, is a minority owner of and manages the investments of Solidus Company (“Solidus”), the Company’s largest shareholder. In 2005, the Company entered into an Amended and Restated Standstill Agreement (“Agreement”) with Solidus to extend, subject to certain conditions, certain previously existing contractual restrictions on Solidus’ shares of the Company’s common stock until December 1, 2009. Under the Agreement Solidus agreed that it will not seek to increase its ownership of the Company’s common stock above 33% of the common stock outstanding and that it will not sell or otherwise transfer its common stock without the consent of the Company’s Board of Directors; provided that Solidus and its affiliate may sell up to 106,000 shares per 12-month period beginning December 1, 2006. The Agreement also generally precludes Solidus from soliciting proxies with respect to the Company’s voting securities, depositing any voting securities in a voting trust or any similar arrangement and selling, transferring or otherwise disposing of any of the Company’s voting securities other than as noted above and as provided in a previous agreement as discussed below. Such restrictions are subject to termination should certain events transpire.
     Under a previous agreement with Solidus, the Company authorized Solidus to pledge 1,747,846 shares of the Company’s common stock as collateral security for the payment and performance of Solidus’ obligations under a credit agreement with a bank. The Agreement maintains, consistent with the previous agreement, a provision that in the event that Solidus defaults on its obligations to the bank, and such default results in the need to liquidate the related collateral, the bank is required to give the Company written notice of the number of shares it intends to sell and the price at which such shares are to be sold. The Company has the exclusive right within the first 30 days subsequent to receipt of such written notice to purchase all or any portion of the shares subject to sale and, should the Company decline to purchase any of the applicable shares, the bank may sell such shares over the ensuing 50 days on terms no more favorable than the terms stated in the written notice referred to above.
     The Agreement will continue until at least January 15, 2008, as a result of the Company’s payment of cash dividends to all shareholders of $.10 per share in both January of 2006 and January of 2007 and will remain in effect after that time provided that the Company pays a minimum cash dividend to all shareholders of either $.025 per share each quarter or $.10 per share annually. The Agreement was negotiated and approved on behalf of the Company by the Audit Committee of the Board of Directors, which is comprised solely of independent directors. The Company’s ability to pay future dividends will depend on its financial condition and results of operations at any time such dividends are considered or paid.
Unaudited Quarterly Results of Operations
     The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and January 1, 2006 (in thousands, except per share amounts):

	2006 Quarters Ended
	April 2	July 2	October 1	December 31
Net sales	$35,238	$33,341	$32,891	$36,188
Operating income	$2,204	$1,315	$938	$3,200	(1)
Net income	$1,437	$711	$436	$2,133
Basic earnings per share	$.22	$.11	$.07	$.32
Diluted earnings per share	$.21	$.10	$.06	$.31

	2005 Quarters Ended
	April 3	July 3	October 2	January 1
Net sales	$32,154	$30,953	$30,044	$33,466
Operating income	$1,701	$1,668	$937	$1,775	(2)
Net income	$949	$984	$402	$1,225	(3)
Basic earnings per share	$.15	$.15	$.06	$.19
Diluted earnings per share	$.14	$.14	$.06	$.18

(1)	Includes incentive compensation expense of $528.

(2)	Includes incentive compensation expense of $3.

(3)	Includes favorable adjustment of $122 related to a reduction of the valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).
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
     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

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
Item 11. Executive Compensation
     The information required under this item is incorporated herein by reference to the “Executive Compensation” section, the “Compensation Committee Report” section and the “Compensation Committee Interlocks and Insider Participation” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section and the “Corporate Governance” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     The information required under this item is incorporated herein by reference to the “Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Item 8.

(a)(2)	The information required under Item 15, subsection (a)(2) is set forth in a supplement filed as part of this report beginning on page F-1.

(a)(3)	Exhibits:

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3)(b)	Restated Bylaws as currently in effect. (Exhibit 3(b) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(a)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4)(b)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(c)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(d)	Amendment to Rights Agreement dated May 6, 1999, by and between Registrant and SunTrust Bank (Exhibit 5 of the Registrant’s Form 8-A/A filed May 12, 1999 is incorporated herein by reference).

(4)(e)	Amendment to Rights Agreement dated May 14, 2004, by and between Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A filed May 14, 2004 is incorporated herein by reference).

(4)(f)	Amended and Restated Standstill Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated August 1, 2005, is incorporated herein by reference).

(10)(a)	Employee Stock Ownership Trust Agreement dated June 25, 1992 between Registrant and Third National Bank in Nashville. (Exhibit 2 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(b)*	Employee Stock Ownership Plan, as amended and restated, effective January 1, 1997 and executed February 25, 2002 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K for the year ended December 30, 2001 is incorporated herein by reference).

(10)(c)	Pledge and Security Agreement dated June 25, 1992, by and between Registrant and Third National Bank in Nashville as the Trustee for the Volunteer Capital Corporation Employee Stock Ownership Trust (Exhibit 5 to the Registrant’s Report on Form 8-K dated June 25, 1992, is incorporated herein by reference).

(10)(d)	Amended and Restated Secured Promissory Note dated November 30, 2000 from the J. Alexander’s Corporation Employee Stock Ownership Trust to Registrant (incorporated by reference to Exhibit (10)(u) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

(10)(e)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(f)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(g)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(h)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(i)*	Written description of Salary Continuation Agreements (description of Salary Continuation Agreements included in the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 16, 2006, is incorporated herein by reference).

(10)(j)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(k)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(l)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(m)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(n)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(o)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(p)*	2004 Equity Incentive Plan (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 28, 2004, is incorporated herein by reference).

(10)(q)*	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(r )*	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(s)*	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(t)*	1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

(10)(u)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(v)	Line of Credit Note dated May 12, 2003, by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(w)*	First Amendment to Employee Stock Ownership Plan (Exhibit (10)(s) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(x)*	Second Amendment to Employee Stock Ownership Plan (Exhibit (10)(t) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(y)*	Third Amendment to Employee Stock Ownership Plan.

(10)(z)*	Fourth Amendment to Employee Stock Ownership Plan.

(10)(aa)	First Amendment to Loan Agreement, dated January 20, 2004 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(bb)	Amended and Restated Line of Credit Note, dated January 20, 2004 (Exhibit (10)(v) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(cc)	Second Amendment to Loan Agreement, dated September 20, 2006, by and among J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2006 is incorporated herein by reference).

(10)(dd)	Amended and Restated Line of Credit Note, dated September 20, 2006.

(10)(ee)*	Cash Incentive Performance Program (Exhibit 10(bb) of the Registrant’s Report on Form 8-K dated May 20, 2005, is incorporated herein by reference).

(10)(ff)*	Form of 2005 Incentive Stock Option Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated December 28, 2005 is incorporated herein by reference).

(10)(gg)*	2007 Executive Compensation Matters

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.

(b)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules — The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: 4/2/07	By:	/s/Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	4/2/07

/s/R. Gregory Lewis R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	4/2/07

/s/Mark A. Parkey Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	4/2/07

/s/E. Townes Duncan	Director	4/2/07
E. Townes Duncan

/s/Garland G. Fritts	Director	4/2/07
Garland G. Fritts

/s/J. Bradbury Reed	Director	3/30/07
J. Bradbury Reed

/s/Joseph N. Steakley	Director	4/2/07
Joseph N. Steakley

/s/Brenda B. Rector	Director	4/2/07
Brenda B. Rector

ANNUAL REPORT ON FORM 10-K
ITEM 15(a)(2)
FINANCIAL STATEMENT SCHEDULE
CERTAIN EXHIBITS
FISCAL YEAR ENDED DECEMBER 31, 2006
J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
NASHVILLE, TENNESSEE

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
J. ALEXANDER’S CORPORATION AND SUBSIDIARIES

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other Accounts	Deductions-	at End
Description	of Period	Expenses		Describe	Describe	of Period
Year ended December 31, 2006 Valuation allowance for deferred tax assets	$1,733,000	$(10,000)		$0	$0	$1,723,000

Year ended January 1, 2006 Valuation allowance for deferred tax assets	$1,919,000	$(186,000	)(1)	$0	$0	$1,733,000

Year ended January 2, 2005 Valuation allowance for deferred tax assets	$3,551,000	$(1,632,000	)(2)	$0	$0	$1,919,000

(1)	Includes a $122,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

(2)	Includes a $1,531,000 reduction in the valuation allowance reflecting the Company’s belief that the future recognition of this amount of deferred tax assets is more likely than not.

J. ALEXANDER’S CORPORATION
EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description
(10)(y)	Third Amendment to Employee Stock Ownership Plan.

(10)(z)	Fourth Amendment to Employee Stock Ownership Plan.

(10)(dd)	Amended and Restated Line of Credit Note, dated September 20, 2006.

(10)(gg)	2007 Executive Compensation Matters

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.