Form 10-Q
period 2007-04-01
ALEXANDERS J CORP
filed 2007-05-15
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended April 1, 2007
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
Yes ☐ No ☑
     Common Stock Outstanding – 6,609,905 shares at May 14, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	April 1	December 31
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,094	$14,688
Accounts and notes receivable	1,995	2,252
Inventories	1,168	1,319
Deferred income taxes	1,079	1,079
Prepaid expenses and other current assets	1,266	1,192

TOTAL CURRENT ASSETS	20,602	20,530

OTHER ASSETS	1,295	1,249

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $42,844 and $41,911 at April 1, 2007 and December 31, 2006, respectively	71,672	71,815

DEFERRED INCOME TAXES	5,055	5,055

DEFERRED CHARGES, less amortization	715	701

	$99,339	$99,350

	April 1	December 31
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,550	$4,962
Accrued expenses and other current liabilities	5,524	5,464
Unearned revenue	1,737	2,348
Current portion of long-term debt and obligations under capital leases	901	889

TOTAL CURRENT LIABILITIES	11,712	13,663

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	22,070	22,304

OTHER LONG-TERM LIABILITIES	5,655	5,553

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,576,805 and 6,569,305 shares at April 1, 2007 and December 31, 2006, respectively	329	329
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,952	34,905
Retained earnings	24,621	22,596

TOTAL STOCKHOLDERS’ EQUITY	59,902	57,830

	$99,339	$99,350

See notes to condensed consolidated financial statements.

<

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 1	April 2
	2007	2006
Net sales	$36,525	$35,238

Costs and expenses:
Cost of sales	11,714	11,487
Restaurant labor and related costs	11,224	10,999
Depreciation and amortization of restaurant property and equipment	1,279	1,298
Other operating expenses	6,924	6,859

Total restaurant operating expenses	31,141	30,643

General and administrative expenses	2,308	2,391

Operating income	3,076	2,204
Other income (expense):
Interest expense, net	(311)	(425)
Other, net	17	29

Total other expense	(294)	(396)

Income before income taxes	2,782	1,808
Income tax provision	(757)	(371)

Net income	$2,025	$1,437

Basic earnings per share	$.31	$.22

Diluted earnings per share	$.29	$.21

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	April 1	April 2
	2007	2006
Net cash provided by operating activities:
Net income	$2,025	$1,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,300	1,320
Changes in working capital accounts	(174)	99
Other operating activities	197	233

	3,348	3,089

Net cash used in investing activities:
Purchase of property and equipment	(881)	(1,115)
Other investing activities	(46)	(72)

	(927)	(1,187)

Net cash used in financing activities:
Payments on debt and obligations under capital leases	(222)	(206)
Decrease in bank overdraft	(1,171)	(745)
Payment of cash dividend	(657)	(653)
Other	35	17

	(2,015)	(1,587)

Increase in cash and cash equivalents	406	315

Cash and cash equivalents at beginning of period	14,688	8,200

Cash and cash equivalents at end of period	$15,094	$8,515

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$123	$550
Property and equipment obligations accrued at end of period	$496	$89
See notes to condensed consolidated financial statements.

<

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2007 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Net income and comprehensive income are the same for all periods presented.
NOTE B – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	April 1	April 2
(In thousands, except per share amounts)	2007	2006
Numerator:
Net income (numerator for basic and diluted earnings per share)	$2,025	$1,437

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,571	6,533
Effect of dilutive securities	328	288

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,899	6,821

Basic earnings per share	$.31	$.22

Diluted earnings per share	$.29	$.21

NOTE C – INCOME TAXES
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarified the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and

<

has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
     The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The federal return for 2003, while remaining open for examination, has been previously reviewed by the Internal Revenue Service. The periods subject to examination for the Company’s state returns are the tax years 2002 through 2006.
     The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes. There were no interest or penalty amounts accrued as of January 1, 2007.
     Income tax expense for the first quarter of 2007 has been provided for based on an estimated effective tax rate of approximately 27% expected to be applicable for the 2007 fiscal year. For the quarter ended April 2, 2006, the effective tax rate was 20.5% based on an estimated annual effective tax rate of approximately 24% and a favorable adjustment of $67,000 recorded during that period which represented a discrete item related to correction of a prior year’s federal income tax return. The effective income tax rate differs from applying the statutory federal income tax rate of 34% to income before taxes primarily due to the effect of employee FICA tip tax credits (a reduction in income tax expense) partially offset by the effect of state income taxes.
NOTE D – STOCK BASED COMPENSATION
     Stock-based compensation expense totaled $12,000 and $26,000 for the quarters ended April 1, 2007 and April 2, 2006, respectively. At April 1, 2007, the Company had $107,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining weighted average vesting period of approximately 3.7 years.
     Stock option activity during the first quarter of 2007 was as follows:

			Weighted
		Weighted	Average Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(In Years)	Value
Outstanding at January 1, 2007	900,960	$5.76
Granted	—	—
Exercised	(7,500)	$4.44
Expired or cancelled	(30,000)	$8.75

Outstanding at April 1, 2007	863,460	$5.67	5.1	$4,649,000

Exercisable at April 1, 2007	776,460	$5.38	4.7	$4,404,000

     The total intrinsic value of options exercised during the quarters ended April 1, 2007 and April 2, 2006 was $47,000 and $34,000, respectively. At April 1, 2007, a total of 143,169 shares were available for future grant. During the quarter ended April 1, 2007, no options were granted and no options vested.
NOTE E – COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to nine years. The total estimated amount of lease payments remaining on these 20 leases at April 1, 2007 was approximately $2.6 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 27 leases at April 1, 2007, was approximately $1.2 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of April 1, 2007, was approximately $1.0 million.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its 2008 Consolidated Financial Statements.
     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s Condensed Consolidated Financial Statements upon adoption. See “Note C – Income Taxes” for further discussion of the Company’s adoption of FIN 48.

<

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At April 1, 2007, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants. Revenues are also generated by the sale and redemption of gift cards and from other income related to gift cards.
     The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. However, the Company believes its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, incremental sales in existing restaurants are generally expected to make a significant contribution to restaurant profitability because many restaurant costs and expenses are not expected to increase at the same rate as sales. Improvements in profitability resulting from incremental sales growth can be affected, however, by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s existing restaurants and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.

<

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
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which is computed by subtracting total restaurant operating expenses from net sales and dividing by net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by same store sales growth, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results. While no pre-opening expense was incurred in 2006 or the first quarter of 2007 because no new restaurants were under development during those periods, the Company estimates that it will incur pre-opening expense of between $1,000,000 and $1,200,000 during the remainder of 2007 primarily in connection with two new restaurants expected to be opened during the year. This estimate includes rent expense expected to be incurred during the construction period for new restaurants after the Company takes possession of leased premises.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-fixed in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company currently expects to open two new restaurants in 2007 and three new restaurants in 2008.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 1	April 2
	2007	2006
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.1	32.6
Restaurant labor and related costs	30.7	31.2
Depreciation and amortization of restaurant property and equipment	3.5	3.7
Other operating expenses	19.0	19.5

Total restaurant operating expenses	85.3	87.0
General and administrative expenses	6.3	6.8

Operating income	8.4	6.3
Other income (expense):
Interest expense, net	(.9)	(1.2)
Other, net	—	.1

Total other expense	(.8)	(1.1)
Income before income taxes	7.6	5.1
Income tax provision	(2.1)	(1.1)

Net income	5.5%	4.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	28	28

Weighted Average Weekly Sales Information (1):
Average weekly sales per restaurant	$100,300	$96,800
Percent increase	+3.6%
Same store weekly sales per restaurant (2)	$99,800	$96,100
Percent increase	+3.9%

(1)	The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.

(2)	Includes the twenty-seven restaurants open for more than eighteen months.
Net Sales
     Net sales increased by approximately $1.3 million, or 3.7%, in the first quarter of 2007 compared to the same period of 2006 primarily due to an increase of 8.5% in the average check per guest, which was partially offset by a decrease of an estimated 4.8% in average weekly guest counts, on a same store basis.
     Management estimates that the weekly average check per guest, including alcoholic beverage sales, increased to $24.35 in the first quarter of 2007 from $22.45 in the first quarter of 2006. Management believes that the increase was the result of a combination of factors including higher menu prices, increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and emphasis on the Company’s special menu features which generally are priced higher than many of the Company’s other menu offerings.
     Management estimates that menu prices increased by approximately 4% in the first quarter of 2007 over the same period of 2006. This estimate reflects the effect of menu price increases without considering any change in product mix because of price increases and may not reflect amounts effectively paid by the customer. Management believes that the decrease in guest counts in the first quarter of 2007 was due to higher menu prices, to generally weak economic conditions affecting certain restaurants in Ohio and, in a small number of locations, to competitive factors and operational issues.
Restaurant Costs and Expenses
     Total restaurant operating expenses decreased to 85.3% of net sales in the first quarter of 2007 from 87.0% in the corresponding period of 2006, with all restaurant operating expense categories contributing to the decrease. Restaurant operating margins increased to 14.7% in the first quarter of 2007 from 13.0% in the first period of the previous year.
     Cost of sales, which includes the cost of food and beverages, decreased to 32.1% of net sales in the first quarter of 2007 from 32.6% in the first quarter of 2006 due primarily to the effect of increases in menu prices and lower alcoholic beverage costs, which more than offset higher prices paid for poultry, salmon and certain other food commodities.
     Beef purchases represent the largest component of the Company’s cost of sales and typically comprise approximately 28% to 30% of this expense category. The Company has entered into a beef pricing agreement for all of its beef needs through February 2008 which replaced the 12-month agreement which expired in March of 2007. Under the new agreement, the Company’s beef costs for existing restaurants are expected to increase by approximately 8.7%, or $1,100,000, in 2007 compared to 2006, with most of the increase occurring in the last three quarters of the year. In response to the higher beef input costs, the Company increased menu prices by approximately 1% in March of 2007 and expects to further increase menu prices during the second quarter of 2007.

<

     Restaurant labor and related costs decreased to 30.7% of net sales in the first quarter of 2007 from 31.2% in the same period of 2006 as the favorable effects of menu price increases and lower restaurant bonus accruals more than offset the effect of higher wage rates, including those resulting from increases in the required cash wages paid to tipped employees in three states beginning January 1, 2007. The Company estimates that the impact of the increases in the minimum cash rate paid to tipped employees in these three states and one additional state which will have an increased rate effective July 1, 2007 will be approximately $600,000 for 2007. Any increase in the federal minimum wage rate in 2007 is not expected to have a significant impact on the Company as long as there is no increase in required minimum cash wage paid to tipped employees.
     Amounts recorded for depreciation and amortization of restaurant property and equipment did not change significantly in the first quarter of 2007 compared to the first quarter of 2006 and decreased to 3.5% of net sales in the 2007 quarter from 3.7% in the same quarter of 2006 due to the increase in the net sales base.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance increased by $65,000 , or .9%, in the first quarter of 2007 compared to the first quarter of 2006 and decreased to 19.0% of net sales during the first quarter of 2007 from 19.5% for the first quarter of 2006 as the favorable effects of menu price increases and management’s emphasis on operating expense control offset the effects of higher service costs, higher credit card fees and higher fixed asset write-offs associated with replacements and upgrades of the Company’s restaurant assets.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $83,000 in the first quarter of 2007 versus the first period of 2006 primarily due to lower management training and relocation expenses which were partially offset by higher bonus accruals for the corporate management staff. General and administrative expenses decreased as a percentage of net sales in the first quarter of 2007 compared to the first quarter of 2006 due to the decrease in general and administrative expenses and a higher sales base. Training and travel expenses are expected to increase in the last half of 2007 as a result of activities associated with the opening of two new restaurants.
Other Income (Expense)
     Net interest expense decreased in the first quarter of 2007 compared to the first period of 2006 primarily due to higher investment income, which is netted against interest expense for income statement presentation, resulting from higher balances of invested funds and higher interest rates.
Income Taxes
     The Company’s income tax provision for the first quarter of 2007 is based on an estimated effective tax rate of 27.2% for the fiscal year. The income tax provision for the first quarter of 2006 was based on an estimated effective tax rate of 24.2% for fiscal 2006, adjusted

<

for a favorable discrete item of $67,000 related to correction of a prior year’s federal income tax return. These rates are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
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
     The Company’s net cash provided by operating activities totaled $3,348,000 and $3,089,000 for the first quarters of 2007 and 2006, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at April 1, 2007 were approximately $15 million.
     The Company currently plans to open two new restaurants in 2007. Estimated cash expenditures for capital assets for the year are approximately $11 million, including the costs to develop the new restaurants planned for the year. Depending on the timing and success of management’s efforts to locate and develop acceptable sites, additional amounts could be expended in 2007 in connection with the development of other new J. Alexander’s restaurants to be opened subsequent to 2007.
     Management believes cash and cash equivalents on hand at April 1, 2007 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2007. Management’s longer-term growth plans are to open three restaurants in 2008 and to maintain an annual unit growth rate of approximately 10% after that time. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through an increase in bank credit, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25,000,000, had an outstanding balance of $22,419,000 at April 1, 2007. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of

6 to 1 be maintained for the Company and its subsidiaries. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24,209,000 at April 1, 2007. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,363,000 at April 1, 2007, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of April 1, 2007.
     The Company was in compliance with the financial covenants of its debt agreements as of April 1, 2007. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
OFF BALANCE SHEET ARRANGEMENTS
     As of May 14, 2007, the Company had no financing transactions, arrangements or other business relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note E, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     In the ordinary course of business, the Company routinely executes contractual agreements for cleaning services, linen usage, trash removal and similar type services. Whenever possible, these agreements are limited to a term of one year or less and often contain a provision allowing the Company to terminate the agreement upon providing a 30 day written notice. Subsequent to December 31, 2006, there have been a number of agreements of the nature described above executed by the Company. None of them, individually or collectively, would be considered material to the Company’s financial position or results of operations in the event of termination prior to the scheduled term.
     The only contractual obligation entered into during the first quarter of 2007 considered significant to the Company was the execution of a beef pricing agreement in the ordinary course of business effective March 6, 2007. The agreement as originally executed was for all of the Company’s beef needs for 12 months with the exception of one product which was covered only through mid-June of 2007. The agreement was recently amended to include this product for the entire 12-month period. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase those products. The Company’s supplier has indicated it is under contract to purchase approximately $13.0 million of beef related to the Company’s annual pricing agreement for the period April 1, 2007 through March 5, 2008. This amount compares to approximately $2.2 million of purchase obligations for beef at December 31, 2006 (under the agreement which expired March 5, 2007).
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of April 1, 2007, is as follows:

Wendy’s restaurants (31 leases)	$3,600,000
Mrs. Winner’s Chicken & Biscuits restaurants (27 leases)	1,200,000

Total contingent liability related to assigned leases	$4,800,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its 2008 Consolidated Financial Statements.
     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s

<

Condensed Consolidated Financial Statements upon adoption. See Note C, “Income Taxes,” included in the Notes to the Condensed Consolidated Financial Statements elsewhere herein for further discussion of the Company’s adoption of FIN 48.
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
Revenue Recognition for Gift Cards: The Company records a liability for gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, have been recorded as revenue by the Company and are included in net sales in the Company’s Condensed Consolidated Statements of Income. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.
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

<

on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and an obligation at an amount equal to the lesser of the present value of the minimum lease payments during the lease term or the fair market value of the leased asset.
Certain of the Company’s leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term begins when the Company takes possession of or is given control of the leased property. Beginning in 2007, rent expense incurred during the construction period for a leased restaurant will be included in pre-opening expense. No construction period rent expense was incurred in 2006. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Allowances for tenant improvements received from lessors are recorded as adjustments to rent expense over the term of the lease.
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
Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on its forecasts

<

of the Company’s future taxable income adjusted by varying probability factors. Based on its analysis, management concluded that for 2006 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items at December 31, 2006 was $1,723,000. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
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
     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this filing and the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report

<

on Form 10-K for the year ended December 31, 2006 which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to increase sales and operating margins in its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices on consumer demand; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of a number of risks and uncertainties which could affect actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the disclosures set forth in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

<

(b)	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
     Item 6. Exhibits
     (a) Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: May 15, 2007	/s/ Lonnie J. Stout II

Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ R. Gregory Lewis

R. Gregory Lewis
Vice President and Chief Financial Officer
(Principal Financial Officer)

<

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