Form 10-Q
period 2007-07-01
ALEXANDERS J CORP
filed 2007-08-15
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended July 1, 2007
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Common Stock Outstanding – 6,638,015 shares at August 14, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	July 1	December 31
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,732	$14,688
Accounts and notes receivable	1,876	2,252
Inventories	1,124	1,319
Deferred income taxes	1,079	1,079
Prepaid expenses and other current assets	1,695	1,192

TOTAL CURRENT ASSETS	20,506	20,530

OTHER ASSETS	1,298	1,249

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $43,490 and $41,911 at July 1, 2007 and December 31, 2006, respectively	72,864	71,815

DEFERRED INCOME TAXES	5,055	5,055

DEFERRED CHARGES, less accumulated amortization	719	701

	$100,442	$99,350

	July 1	December 31
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,095	$4,962
Accrued expenses and other current liabilities	3,800	5,464
Unearned revenue	1,595	2,348
Current portion of long-term debt and obligations under capital leases	919	889

TOTAL CURRENT LIABILITIES	11,409	13,663

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	21,836	22,304

OTHER LONG-TERM LIABILITIES	5,811	5,553

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,638,015 and 6,569,305 shares at July 1, 2007 and December 31, 2006, respectively	332	329
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	35,480	34,905
Retained earnings	25,574	22,596

TOTAL STOCKHOLDERS’ EQUITY	61,386	57,830

	$100,442	$99,350

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2007	2006	2007	2006
Net sales	$34,742	$33,341	$71,267	$68,579

Costs and expenses:
Cost of sales	11,279	10,816	22,993	22,303
Restaurant labor and related costs	11,138	10,810	22,362	21,809
Depreciation and amortization of restaurant property and equipment	1,298	1,307	2,577	2,605
Other operating expenses	6,911	6,605	13,835	13,464

Total restaurant operating expenses	30,626	29,538	61,767	60,181

General and administrative expenses	2,502	2,488	4,810	4,879
Pre-opening expense	56	—	56	—

Operating income	1,558	1,315	4,634	3,519
Other income (expense):
Interest expense, net	(281)	(400)	(592)	(825)
Other, net	21	22	38	51

Total other expense	(260)	(378)	(554)	(774)

Income before income taxes	1,298	937	4,080	2,745
Income tax provision	(345)	(226)	(1,102)	(597)

Net income	$953	$711	$2,978	$2,148

Basic earnings per share	$.14	$.11	$.45	$.33

Diluted earnings per share	$.14	$.10	$.43	$.31

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	July 1	July 2
	2007	2006
Net cash provided by operating activities:
Net income	$2,978	$2,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,618	2,649
Changes in working capital accounts	(1,771)	(985)
Other operating activities	460	475

	4,285	4,287

Net cash used in investing activities:
Purchase of property and equipment	(3,298)	(1,831)
Other investing activities	(46)	(60)

	(3,344)	(1,891)

Net cash used in financing activities:
Payments on debt and obligations under capital leases	(438)	(406)
Decrease in bank overdraft	(317)	(987)
Payment of cash dividend	(657)	(653)
Exercise of stock options	373	50
Payment of required withholding taxes on behalf of an employee in connection with the net share settlement of an employee stock option exercised	(101)	-
Excess tax benefit related to share-based compensation	243	—

	(897)	(1,996)

Increase in cash and cash equivalents	44	400

Cash and cash equivalents at beginning of period	14,688	8,200

Cash and cash equivalents at end of period	$14,732	$8,600

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$123	$550
Property and equipment obligations accrued at end of period	$652	$340
     See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2007 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Net income and comprehensive income are the same for all periods presented.
NOTE B – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2007	2006	2007	2006
Numerator:
Net income (numerator for basic and diluted earnings per share)	$953,000	$711,000	$2,978,000	$2,148,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,611,000	6,542,000	6,591,000	6,537,000

Effect of dilutive securities	398,000	293,000	363,000	291,000

Adjusted weighted average shares (denominator for diluted earnings per share)	7,009,000	6,835,000	6,954,000	6,828,000

Basic earnings per share	$.14	$.11	$.45	$.33

Diluted earnings per share	$.14	$.10	$.43	$.31

     The calculations of diluted earnings per share exclude stock options for the purchase of 300,000 shares and 113,000 shares of the Company’s common stock for the quarters ended July 1, 2007 and July 2, 2006, respectively, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 150,000 and 257,000 shares of common stock were excluded from the diluted earnings per share calculation for the six months ended July 1, 2007 and July 2, 2006, respectively.
NOTE C – INCOME TAXES
     In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarified the accounting and disclosure for uncertainty in income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
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
     Income tax expense for the first six months of 2007 has been provided for based on an estimated effective tax rate of approximately 27% expected to be applicable for the 2007 fiscal year. Income tax expense for the first six months of 2006 was provided for based on an estimated effective tax rate of approximately 24% and a favorable adjustment of $67,000 recorded during the first quarter of 2006 which represented a discrete item related to correction of a prior year’s federal income tax return. The effective income tax rates differ from applying the statutory federal income tax rate of 34% to income before taxes primarily due to the effect of employee FICA tip tax credits (a reduction in income tax expense) partially offset by the effect of state income taxes.
NOTE D – STOCK BASED COMPENSATION
     Stock-based compensation expense totaled $51,000 and $30,000 for the quarters ended July 1, 2007 and July 2, 2006, respectively, and $63,000 and $56,000 for the six-month periods ended July 1, 2007 and July 2, 2006, respectively. At July 1, 2007, the Company had $1,210,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining weighted average vesting period of approximately 3.9 years.

     Stock option activity during the first six months of 2007 was as follows:

			Weighted
		Weighted	Average Remaining	Aggregate
		Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(In Years)	Value
Outstanding at January 1, 2007	900,960	$5.76
Granted	300,000	$14.20
Exercised	(76,300)	$4.90
Expired or cancelled	(30,000)	$8.75

Outstanding at July 1, 2007	1,094,660	$8.05	5.7	$7,147,000

Exercisable at July 1, 2007	707,660	$5.42	4.9	$6,426,000

     The total intrinsic value of options exercised was $590,000 and $637,000 for the quarter and six-month periods ended July 1, 2007 compared to $38,000 and $72,000, respectively, for the quarter and six-month periods ended July 2, 2006. At July 1, 2007, a total of 143,169 shares were available for future grant.
     During the quarter ended July 1, 2007, 300,000 options were granted to employees of the Company. The weighted-average estimated fair value of options granted, and the related assumptions used in the Black-Scholes option pricing model to determine those values, were as follows:

Dividend yield	0.8%
Volatility factor	.3124
Risk-free interest rate	4.55%
Expected life of options (in years)	4.75
Weighted-average grant date fair value	$3.85
     There were no options issued during the second quarter of 2006.
NOTE E – COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s restaurant operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to nine years. The total estimated amount of lease payments remaining on these 20 leases at July 1, 2007 was approximately $2.6 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 26 leases at July 1, 2007, was approximately $1.2 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of July 1, 2007, was approximately $0.9 million.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its 2008 Consolidated Financial Statements.
     In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its 2008 Consolidated Financial Statements.
     In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s Condensed Consolidated Financial Statements upon adoption. See “Note C – Income Taxes” for further discussion of the Company’s adoption of FIN 48.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At July 1, 2007, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants, including sales recorded upon redemption of gift cards sold by the Company.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, incremental sales in existing restaurants are generally expected to make a significant contribution to restaurant profitability because many restaurant costs and expenses are not expected to increase at the same rate as sales. Improvements in profitability resulting from incremental sales growth can be negatively affected, however, by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s existing restaurants and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.

     Incremental sales for existing restaurants are generally measured in the restaurant industry by computing the same store sales increase, which represents the increase in sales for the same group of restaurants for comparable reporting periods. Same store sales increases can be generated by increases in guest counts and increases in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count, average check and product mix trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes it is important to maintain or increase guest counts and average guest checks over time in order to continue to improve the Company’s profitability.
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
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur start-up losses during their early months of operation, the number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results. While no pre-opening expense was incurred in 2006 because no new restaurants were under development during that time, the Company estimates that it will incur pre-opening expense of between $1,000,000 and $1,200,000 in 2007 primarily in connection with two new restaurants expected to be opened during the year. This estimate includes rent expense to be incurred during the construction period for these restaurants after the Company takes possession of the leased premises.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and that it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company expects to open two new restaurants in 2007 and three new restaurants in 2008.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	July 1	July 2	July 1	July 2
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.5	32.4	32.3	32.5
Restaurant labor and related costs	32.1	32.4	31.4	31.8
Depreciation and amortization of restaurant property and equipment	3.7	3.9	3.6	3.8
Other operating expenses	19.9	19.8	19.4	19.6

Total restaurant operating expenses	88.2	88.6	86.7	87.8
General and administrative expenses	7.2	7.5	6.7	7.1
Pre-opening expense	0.2	—	0.1	—

Operating income	4.5	3.9	6.5	5.1
Other income (expense):
Interest expense, net	(0.8)	(1.2)	(0.8)	(1.2)
Other, net	0.1	0.1	0.1	0.1

Total other expense	(0.7)	(1.1)	(0.8)	(1.1)

Income before income taxes	3.7	2.8	5.7	4.0
Income tax provision	(1.0)	(0.7)	(1.5)	(0.9)

Net income	2.7%	2.1%	4.2%	3.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	28	28

Weighted average weekly sales per restaurant (1):
All restaurants	$95,400	$91,500	$97,800	$94,100
Percent increase	+4.3%		+3.9%
Same store restaurants (2)	$95,200	$91,300	$97,500	$93,700
Percent increase	+4.3%		+4.1%

(1)	The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.

(2)	Includes the twenty-eight restaurants open for more than eighteen months.

Net Sales
     Net sales increased by $1,401,000, or 4.2%, and $2,688,000, or 3.9%, for the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. These increases were due to increases in the average check per guest which were partially offset by decreases in guest counts.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 7.2% to $24.14 in the second quarter of 2007 from $22.52 in the second quarter of 2006 and by 7.9% to $24.25 for the first half of 2007 compared to $22.48 for the first half of 2006. Management believes these increases were the result of a combination of factors including higher menu prices, increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and emphasis on the Company’s special menu features which generally are priced higher than many of the Company’s other menu offerings.
     Management estimates that menu prices increased by approximately 3.7% and 3.9% in the second quarter and first six months of 2007, respectively, over the corresponding periods of 2006. These estimates reflect the effect of menu price increases without considering any change in product mix because of price increases and may not reflect amounts effectively paid by the customer.
     Management estimates that weekly average guest counts decreased on a same store basis by approximately 2.7% and 3.8% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. Management believes these decreases were due to higher menu prices, generally weak economic conditions affecting certain restaurants in Ohio, increases in prices of other products and services purchased by consumers resulting in less discretionary income for spending in restaurants, and, in a small number of locations, to competitive factors and operational issues.
     The Company has experienced a slowing of same store sales growth in the third quarter of 2007 to date. Because same store sales increases are generally expected to increase restaurant operating margins, or offset the effect of cost increases, if this trend continues, management believes that restaurant operating margins for the last half of 2007 may decline compared to the same period of 2006 because of higher input costs being incurred by the Company, which management is hesitant at the present time to pass on to guests through additional menu price increases because of inflationary pressures faced by consumers and declining guest counts being experienced by the Company.
Restaurant Costs and Expenses
     Total restaurant operating expenses decreased to 88.2% of net sales in the second quarter of 2007 from 88.6% in the same quarter of 2006, due to decreases in restaurant labor and related costs and depreciation and amortization of restaurant property and equipment as a percentage of net sales which were partially offset by small increases in cost of sales and other operating expenses. Restaurant operating margins increased to 11.8% in the second quarter of 2007 from 11.4% in the second quarter of the previous year. Total restaurant operating expenses decreased to 86.7% of net sales in the first half of 2007 from 87.8% in the corresponding period of 2006, with all restaurant operating expense categories contributing to the decrease. Restaurant operating margins increased to 13.3% in the first half of 2007 from 12.2% in the first half of the previous year.

     Cost of sales, which includes the cost of food and beverages, increased to 32.5% of net sales in the second quarter of 2007 from 32.4% in the second quarter of 2006 due primarily to the effect of increases in the cost of beef, poultry, dairy products, salmon and other food commodities which more than offset the favorable effects of menu price increases and lower alcoholic beverage costs. Cost of sales decreased to 32.3% of net sales in the first half of 2007 from 32.5% in the corresponding period of 2006. This decrease was due to favorable comparative performance in the first quarter of 2007 when the effect of higher menu prices and lower alcoholic beverage costs more than offset higher prices paid for poultry, salmon and certain other food commodities.
     Beef purchases represent the largest component of the Company’s cost of sales and typically comprise approximately 28% to 30% of this expense category. The Company has entered into a beef purchase agreement for all of its beef needs through February 2008 under a pricing agreement which replaced the 12-month agreement which expired in March of 2007. Under the new agreement, the Company’s beef costs for existing restaurants are expected to increase by approximately 8.7%, or $1,100,000, in 2007 compared to 2006, with most of the increase occurring in the last three quarters of the year. In response to the higher beef input costs, the Company increased menu prices by approximately 1% in March of 2007.
     Restaurant labor and related costs decreased to 32.1% of net sales in the second quarter of 2007 from 32.4% in the same period of 2006 and to 31.4% for the first half of 2007 from 31.8% for the first half of 2006. These decreases were due to more efficient labor management and the effects of higher menu prices which more than offset the effect of higher wage rates, including those resulting from increases in the required cash wages paid to tipped employees in three states beginning January 1, 2007. The Company estimates that the impact of the increases in the minimum cash rate paid to tipped employees in these states and one additional state with an increased rate effective July 1, 2007 will be approximately $600,000 for 2007, before considering the effect of any labor efficiencies which may be achieved in individual restaurants. The increase in the federal minimum wage rate in 2007 is not expected to have a significant impact on the Company because the required federal minimum cash wage paid to tipped employees was not increased.
     Amounts recorded for depreciation and amortization of restaurant property and equipment did not change significantly in the second quarter or first half of 2007 compared to the same periods of 2006, but decreased as percentages of net sales in the 2007 periods due to the increase in the net sales base.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 19.9% of net sales in the second quarter of 2007 compared to 19.8% in the same period of 2006 while decreasing to 19.4% of net sales for the first half of 2007 from 19.6% for the first half of 2006. The increase for the second quarter was primarily due to higher credit card fees, utility costs and service costs which were partially offset by the favorable effects of higher sales and lower write-off costs associated with replacements and upgrades of the Company’s restaurant assets. For the first half of 2007, the effect of sales increases and management’s emphasis on operating expense control offset the effects of higher credit card fees, service costs and utility costs.

General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased nominally for the second quarter of 2007 compared to the second quarter of 2006 and decreased by $69,000 for the first half of 2007 compared to the first half of 2006. During both of the 2007 periods, increases in certain expenses including accounting and auditing fees, corporate staff salary expense and incentive compensation accruals were largely offset by lower management training and relocation expenses and the absence in 2007 of marketing research costs which were incurred in 2006. General and administrative expenses decreased as a percentage of net sales in the 2007 periods compared to the 2006 periods primarily due to the higher sales base in 2007. General and administrative expenses are expected to increase in the last half of 2007 compared to the first half of the year due to several factors including expected increases in management training costs, stock-based compensation expenses associated with stock options granted in May of 2007, the cost of complying with requirements of the Sarbanes-Oxley Act, and travel and relocation expenses related to the planned opening of two new restaurants in the fourth quarter of the year.
Other Income (Expense)
     Net interest expense decreased in the second quarter and first half of 2007 compared to the same periods of 2006 primarily due to higher investment income, which is netted against interest expense for income statement presentation, resulting primarily from higher balances of invested funds and to lower interest expense due primarily to reductions in outstanding debt and capitalization of interest in connection with new restaurant development.
Income Taxes
     The Company’s income tax provision for the first half of 2007 is based on an estimated effective tax rate of 27.0% for the fiscal year. The income tax provision for the first half of 2006 was based on an estimated effective tax rate of 24.2% for fiscal 2006, adjusted for a favorable discrete item of $67,000 related to correction of a prior year’s federal income tax return. These rates are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
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

     The Company’s net cash provided by operating activities totaled $4,285,000 and $4,287,000 for the first half of 2007 and 2006, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at July 1, 2007 were approximately $14.7 million.
     The Company currently plans to open two new restaurants in the fourth quarter of 2007 in Atlanta, Georgia and Palm Beach Gardens, Florida. Estimated cash expenditures for capital assets for the year are approximately $13.6 million, including an estimated $1.9 million in costs related to new restaurants scheduled to open during 2008 in Scottsdale, Arizona; Orlando, Florida; and Jacksonville, Florida. The Company has entered into lease agreements with respect to sites in Scottsdale and Orlando and expects to finalize the lease relative to a site in Jacksonville during the third quarter of 2007.
     Management believes cash and cash equivalents on hand at July 1, 2007 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2007. Management’s longer-term growth plans are to open three restaurants in 2008 and to maintain an annual unit growth rate of approximately 10% after that time. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through bank borrowing, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $22.2 million at July 1, 2007. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is pre-payable without penalty after October 29, 2007, with a yield maintenance penalty in effect prior to that time. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $24.1 million at July 1, 2007. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.3 million at July 1, 2007, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of July 1, 2007.
     The Company was in compliance with the financial covenants of its debt agreements as of July 1, 2007. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
OFF BALANCE SHEET ARRANGEMENTS
     As of August 14, 2007, the Company had no financing transactions, arrangements or other business relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note E, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
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
     The only contractual obligation entered into during the first half of 2007 considered significant to the Company was the execution of a beef pricing agreement in the ordinary course of business effective March 6, 2007. The agreement as originally executed was for all of the Company’s beef needs for 12 months with the exception of one product which was covered only through mid-June of 2007. The agreement was amended during May, 2007 to include this product for the entire 12-month period. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase those products. The Company’s supplier has indicated it is under contract to purchase approximately $9.5 million of beef related to the Company’s annual pricing agreement for the period July 1, 2007 through March 5, 2008. This amount compares to approximately $2.2 million of purchase obligations for beef at December 31, 2006 (under the agreement which expired March 5, 2007).
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of July 1, 2007, is as follows:

Wendy’s restaurants (31 leases)	$3,500,000
Mrs. Winner’s Chicken & Biscuits restaurants (26 leases)	1,200,000

Total contingent liability related to assigned leases	$4,700,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.
RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its 2008 Consolidated Financial Statements.
     In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its 2008 Consolidated Financial Statements.
     In 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s Condensed Consolidated Financial Statements upon adoption. See Note C, “Income Taxes,” included in the Notes to the Condensed Consolidated Financial Statements elsewhere herein for further discussion of the Company’s adoption of FIN 48.
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
Income Taxes: The Company had gross deferred tax assets at December 31, 2006 of $7,902,000, which amount included $4,688,000 of tax credit carryforwards. U.S. generally accepted accounting principles require that the Company record a valuation allowance against its deferred tax assets unless it is “more likely than not” that such assets will ultimately be realized.

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
     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Condensed Consolidated Financial

Statements and notes thereto included elsewhere in this filing and the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and increase sales and operating margins in its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the American Stock Exchange. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a description of a number of risks and uncertainties which could affect actual results.
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

(b)	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of the Company was held on May 15, 2007.
(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.
(c)	At the Annual Meeting conducted May 15, 2007, the shareholders voted on the election of directors and on approval of the Amended and Restated 2004 Equity Incentive Plan. A summary of the votes is as follows:
Directors:

	For	Withhold Authority
Duncan	5,606,341	41,107
Fritts	5,625,680	21,768
Rector	5,599,900	47,548
Reed	4,777,325	870,123
Steakley	5,619,300	28,148
Stout	4,734,969	912,479
Amended and Restated 2004 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Vote
3,739,629	249,454	48,394	1,609,972
(d) Not applicable.
Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	J. Alexander’s Corporation Amended and Restated 2004 Equity Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2007 Annual Meeting of Shareholders, filed with the SEC on April 17, 2007, is incorporated herein by reference).

Exhibit 10.2	Form of 2007 Incentive Stock Option Agreement (Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on May 17, 2007, is incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: August 15, 2007	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2007	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.

Exhibit 10.1	J. Alexander’s Corporation Amended and Restated 2004 Equity Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2007 Annual Meeting of Shareholders, filed with the SEC on April 17, 2007, is incorporated herein by reference).

Exhibit 10.2	Form of 2007 Incentive Stock Option Agreement (Exhibit 10.02 of the Registrant’s Form 8-K filed with the SEC on May 17, 2007, is incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.