Form 10-Q
period 2007-09-30
ALEXANDERS J CORP
filed 2007-11-14
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2007
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
Yes ☐ No ☑
Common Stock Outstanding – 6,647,825 shares at November 13, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	September 30	December 31
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,504	$14,688
Accounts and notes receivable	1,905	2,252
Inventories	1,167	1,319
Deferred income taxes	1,079	1,079
Prepaid expenses and other current assets	1,076	1,192

TOTAL CURRENT ASSETS	15,731	20,530

OTHER ASSETS	1,298	1,249

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $44,515 and $41,911 at September 30, 2007 and December 31, 2006, respectively	78,177	71,815

DEFERRED INCOME TAXES	5,055	5,055

DEFERRED CHARGES, less accumulated amortization	705	701

	$100,966	$99,350

	September 30	December 31
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,365	$4,962
Accrued expenses and other current liabilities	3,755	5,464
Unearned revenue	1,446	2,348
Current portion of long-term debt and obligations under capital leases	937	889

TOTAL CURRENT LIABILITIES	11,503	13,663

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	21,597	22,304

OTHER LONG-TERM LIABILITIES	5,995	5,553

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,639,315 and 6,569,305 shares at September 30, 2007 and December 31, 2006, respectively	332	329
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	35,575	34,905
Retained earnings	25,964	22,596

TOTAL STOCKHOLDERS’ EQUITY	61,871	57,830

	$100,966	$99,350

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Sept. 30	Oct. 1	Sept. 30	Oct. 1
	2007	2006	2007	2006
Net sales	$33,356	$32,891	$104,623	$101,470

Costs and expenses:
Cost of sales	10,945	10,918	33,938	33,221
Restaurant labor and related costs	11,068	10,764	33,430	32,573
Depreciation and amortization of restaurant property and equipment	1,304	1,308	3,881	3,913
Other operating expenses	6,736	6,620	20,571	20,084

Total restaurant operating expenses	30,053	29,610	91,820	89,791

General and administrative expenses	2,264	2,343	7,074	7,222
Pre-opening expense	537	—	593	—

Operating income	502	938	5,136	4,457
Other income (expense):
Interest expense, net	(279)	(391)	(871)	(1,216)
Other, net	17	16	55	67

Total other expense	(262)	(375)	(816)	(1,149)

Income before income taxes	240	563	4,320	3,308
Income tax benefit (provision)	150	(127)	(952)	(724)

Net income	$390	$436	$3,368	$2,584

Basic earnings per share	$.06	$.07	$.51	$.39

Diluted earnings per share	$.06	$.06	$.48	$.38

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	Sept. 30	Oct. 1
	2007	2006
Net cash provided by operating activities:
Net income	$3,368	$2,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,939	3,979
Changes in working capital accounts	(1,985)	(692)
Other operating activities	786	660

	6,108	6,531

Net cash used in investing activities:
Purchase of property and equipment	(8,342)	(2,520)
Other investing activities	(46)	(70)

	(8,388)	(2,590)

Net cash used in financing activities:
Payments on debt and obligations under capital leases	(659)	(610)
Decrease in bank overdraft	(1,113)	(1,354)
Payment of cash dividend	(657)	(653)
Exercise of stock options	379	140
Payment of required withholding taxes on behalf of an employee in connection with the net share settlement of an employee stock option exercised	(101)	—
Excess tax benefit related to share-based compensation	247	—
Other	—	2

	(1,904)	(2,475)

(Decrease) increase in cash and cash equivalents	(4,184)	1,466

Cash and cash equivalents at beginning of period	14,688	8,200

Cash and cash equivalents at end of period	$10,504	$9,666

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$123	$550
Property and equipment obligations accrued at end of period	$2,285	$348
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in the prior year’s condensed consolidated financial statements to conform to the 2007 presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Net income and comprehensive income are the same for all periods presented.
NOTE B – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	Sept. 30	Oct. 1	Sept. 30	Oct. 1
	2007	2006	2007	2006
Numerator:
Net income (numerator for basic and diluted earnings per share)	$390,000	$436,000	$3,368,000	$2,584,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,639,000	6,559,000	6,607,000	6,545,000

Effect of dilutive securities	380,000	285,000	369,000	289,000

Adjusted weighted average shares (denominator for diluted earnings per share)	7,019,000	6,844,000	6,976,000	6,834,000

Basic earnings per share	$.06	$.07	$.51	$.39

Diluted earnings per share	$.06	$.06	$.48	$.38

     The calculations of diluted earnings per share exclude stock options for the purchase of 305,000 shares and 110,000 shares of the Company’s common stock for the quarters ended September 30, 2007 and October 1, 2006, respectively, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 202,000 and 208,000 shares of common stock were excluded from the diluted earnings per share calculation for the nine months ended September 30, 2007 and October 1, 2006, respectively.
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
     Periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns are the tax years 2003 through 2006.
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
     The Company’s income tax provision for the first nine months of 2007 is based on an estimated effective tax rate of 23.3% for the fiscal year and also includes a favorable adjustment of $55,000 which represents a discrete item recorded in connection with the finalization of tax matters upon filing of the Company’s income tax returns for 2006. The income tax provision for the first nine months of 2006 was based on an estimated effective tax rate of 24.0% for fiscal 2006, adjusted for a favorable discrete item of $67,000 related to correction of a prior year’s federal income tax return. These rates are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. Because the current estimated effective rate for 2007 is lower than the estimated rate applied to the first two quarters of the year, an income tax benefit was recorded in the third quarter to adjust the year-to-date amount. The third quarter income tax benefit also includes a favorable adjustment of $43,000 related to the discrete item noted above.

NOTE D – STOCK BASED COMPENSATION
     Stock-based compensation expense totaled $85,000 and $17,000 for the quarters ended September 30, 2007 and October 1, 2006, respectively, and $148,000 and $73,000 for the nine-month periods ended September 30, 2007 and October 1, 2006, respectively. At September 30, 2007, the Company had $1,150,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining weighted average vesting period of approximately 3.6 years.
     Stock option activity during the first nine months of 2007 was as follows:

	Shares of		Weighted
	Common Stock	Weighted	Avg. Remaining	Aggregate
	Subject to	Average	Contractual Term	Intrinsic
	Option	Exercise Price	(In Years)	Value
Outstanding at December 31, 2006	900,960	$5.76
Granted	305,000	$14.19
Exercised	(77,600)	$4.89
Expired or cancelled	(38,000)	$8.64

Outstanding at September 30, 2007	1,090,360	$8.08	5.5	$5,818,000

Exercisable at September 30, 2007	709,360	$5.44	4.6	$5,443,000

     The total intrinsic value of options exercised was $9,000 and $646,000 for the quarter and nine-month periods ended September 30, 2007 compared to $111,000 and $183,000, respectively, for the quarter and nine-month periods ended October 1, 2006. At September 30, 2007, a total of 146,169 shares were available for future grant.
     The weighted-average estimated fair values of options granted, and the related assumptions used in the Black-Scholes option pricing model to determine those values, were as set forth below for the indicated periods:

	Quarter Ended		Nine Months Ended
	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006
Dividend yield	0.75%	1.15%	0.76%	1.22%
Volatility factor	.3388	.3945	.3128	.4001
Risk-free interest rate	4.62%	5.07%	4.55%	4.56%
Expected life of options (in years)	5.5	10.0	4.7	6.4
Weighted-average grant date fair value	$4.91	$4.39	$3.86	$3.43

NOTE E – COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s restaurant operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eight years. The total estimated amount of lease payments remaining on these 17 leases at September 30 30, 2007 was approximately $2.6 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 23 leases at September 30, 2007, was approximately $900,000. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 11 leases as of September 30, 2007, was approximately $800,000.
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
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At September 30, 2007, the Company operated 28 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants, including sales recorded upon redemption of gift cards sold by the Company.
     The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, incremental sales in existing restaurants are generally expected to make a significant contribution to restaurant profitability because many restaurant costs and expenses are not expected to increase at the same rate as sales. Improvements in profitability resulting from incremental sales growth can be negatively affected, however, by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s existing restaurants over time and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.

     Incremental sales for existing restaurants are generally measured in the restaurant industry by computing the same store sales increase, which represents the increase in sales for the same group of restaurants for comparable reporting periods. Same store sales increases can be generated by increases in guest counts, which the Company estimates based on a count of entrée items sold, and increases in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count, average check and product mix trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes it is important to maintain or increase guest counts and average guest checks over time in order to improve the Company’s profitability.
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which represents net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by same store sales growth, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance. Because pre-opening costs for new restaurants are significant and most new restaurants incur operating losses during their early months of operation, the number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and that it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company opened a new restaurant in Atlanta, Georgia on October 1, 2007, will open in Palm Beach Gardens, Florida in November of 2007 and expects to open three new restaurants in 2008.
     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	Sept. 30	Oct. 1	Sept. 30	Oct. 1
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.8	33.2	32.4	32.7
Restaurant labor and related costs	33.2	32.7	32.0	32.1
Depreciation and amortization of restaurant property and equipment	3.9	4.0	3.7	3.9
Other operating expenses	20.2	20.1	19.7	19.8

Total restaurant operating expenses	90.1	90.0	87.8	88.5
General and administrative expenses	6.8	7.1	6.8	7.1
Pre-opening expense	1.6	—	0.6	—

Operating income	1.5	2.9	4.9	4.4
Other income (expense):
Interest expense, net	(0.8)	(1.2)	(0.8)	(1.2)
Other, net	0.1	—	0.1	0.1

Total other expense	(0.8)	(1.1)	(0.8)	(1.1)

Income before income taxes	0.7	1.7	4.1	3.3
Income tax benefit (provision)	0.4	(0.4)	(0.9)	(0.7)

Net income	1.2%	1.3%	3.2%	2.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	28	28

Weighted average weekly sales per restaurant (1):
All restaurants	$91,500	$90,300	$95,700	$92,800
Percent increase	+1.3%		+3.1%
Same store restaurants (2)	$91,500	$90,300	$95,500	$92,500
Percent increase	+1.3%		+3.2%

(1)	The Company computes weighted average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closing of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Weighted average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of weighted average weekly sales per restaurant or weighted average weekly same store sales per restaurant.

(2)	Includes the twenty-eight restaurants open for more than eighteen months.

Net Sales
     Net sales increased by $465,000, or 1.4%, and $3,153,000, or 3.1%, for the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006. These increases were due to increases in the average check per guest which were partially offset by decreases in guest counts.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 6.5% to $24.10 in the third quarter of 2007 from $22.63 in the third quarter of 2006 and by 7.5% to $24.21 for the first nine months of 2007 compared to $22.53 for the same period of 2006. Management believes these increases were the result of a combination of factors including higher menu prices, increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and emphasis on the Company’s special menu features which generally are priced higher than many of the Company’s other menu offerings.
     Management estimates that menu prices increased by approximately 3.7% and 3.8% in the third quarter and first nine months of 2007, respectively, over the corresponding periods of 2006. These estimates reflect the effect of menu price increases without considering any change in product mix because of price increases and may not reflect amounts effectively paid by the customer.
     Management estimates that weekly average guest counts decreased on a same store basis by approximately 4.7% and 4.1% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006. Management believes these decreases were due to higher menu prices, economic concerns and pressures on consumer spending affecting guest traffic in restaurants generally, weak economic conditions affecting certain restaurants in Ohio, and in a small number of locations, to competitive factors.
     The Company’s same store sales have decreased each week since mid-September. Management believes these decreases are due to a worsening of the effects of economic concerns and pressures on casual dining spending by consumers. Because, as previously discussed, a significant portion of the Company’s labor costs and other restaurant operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales combined with continued high input costs in the fourth quarter of 2007 will result in lower restaurant operating margins for the quarter compared to the comparable period of the previous year. Further, management expects that the effect of lower restaurant operating margins and pre-opening expense which will be incurred in connection with a new restaurant opening in the quarter will result in a reduction in earnings for the quarter compared to the fourth quarter of 2006.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 90.1% of net sales in the third quarter of 2007 from 90.0% in the same quarter of 2006, primarily due to an increase in restaurant labor and related costs which was largely offset by a decrease in cost of sales. Restaurant operating margins decreased to 9.9% in the third quarter of 2007 from 10.0% in the third quarter of the previous year. Total restaurant operating expenses decreased to 87.8% of net sales in the first nine months of 2007 from 88.5% in the corresponding period of 2006, with all restaurant operating expense categories contributing to the decrease. Restaurant operating margins increased to 12.2% in the first nine months of 2007 from 11.5% in the first nine months of the previous year.

     Cost of sales, which includes the cost of food and beverages, decreased to 32.8% of net sales in the third quarter of 2007 from 33.2% in the third quarter of 2006 and to 32.4% of net sales in the first nine months of 2007 from 32.7% in the corresponding period of 2006. These decreases were due primarily to lower alcoholic beverage costs as menu price increases for these periods generally offset higher input costs incurred for beef, poultry, dairy products, salmon and other food products. Cost of sales for the third quarter of 2007 increased by 0.3% of net sales compared to the second quarter of 2007 due primarily to increases in the cost of dairy products and is expected to increase further in the fourth quarter of the year. However, the Company is hesitant at this time to pass these and other input cost increases on to guests through menu price increases because the Company is experiencing negative guest counts and continues to have concerns about weaker spending by consumers.
     Beef purchases represent the largest component of the Company’s cost of sales and typically comprise approximately 28% to 30% of this expense category. The Company has entered into a beef purchase agreement for all of its beef needs through March 5, 2008 under a pricing agreement which replaced the 12-month agreement which expired in March of 2007. Under the new agreement, the Company’s beef costs for existing restaurants are expected to increase by approximately 8.7%, or $1,100,000, in 2007 compared to 2006, with most of the increase occurring in the last three quarters of the year. In response to the higher beef input costs, the Company increased menu prices by approximately 1% in March of 2007.
     Restaurant labor and related costs increased to 33.2% of net sales in the third quarter of 2007 from 32.7% in the same period of 2006 due primarily to higher wage rates, including those resulting from increases in the required cash wages paid to tipped employees in certain states, and management salaries which were offset in part by more efficient labor management and the effects of higher menu prices. Labor and related costs decreased by 0.1% of net sales for the first nine months of 2007 compared to the same period of 2006 primarily because the effect of menu price increases and improved labor efficiency, particularly at the same store sales growth rate achieved in the first half of 2007, offset higher wage rates and management salaries. The Company estimates that the impact of increases in the minimum cash rate paid to tipped employees will be approximately $560,000 for 2007. The increase in the federal minimum wage rate in 2007 has not had a significant impact on the Company because the required federal minimum cash wage paid to tipped employees was not increased.
     Amounts recorded for depreciation and amortization of restaurant property and equipment did not change significantly in the third quarter or first nine months of 2007 compared to the same periods of 2006, but decreased as percentages of net sales in the 2007 periods due to the increase in the net sales base.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 20.2% of net sales in the third quarter of 2007 from 20.1% in the same period of 2006 while decreasing to 19.7% of net sales for the first nine months of 2007 from 19.8% for the first nine months of 2006. The increase for the third quarter was primarily due to higher repair and maintenance expenses, utility costs and credit card fees which were partially offset by a favorable adjustment to insurance costs. For the first nine months of 2007, the effect of sales increases, lower supplies cost and the favorable insurance adjustment offset the effects of higher credit card fees, utilities and contracted maintenance and service costs.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased for both the third quarter and first nine months of 2007 compared to the same periods of 2006. Significant factors contributing to the decreases were the elimination of bonus accruals made during the first half of 2007 for the corporate management staff, as Company performance bonus targets are not expected to be attained, and lower management training expenses. The absence in 2007 of marketing research costs which were incurred in 2006 also contributed to the decrease for the nine month period. These factors were partially offset by increases in certain expenses including accounting and auditing fees, travel expenses, corporate staff salary expense and stock-based compensation expense. General and administrative expenses decreased as a percentage of net sales in the 2007 periods compared to the 2006 periods due to the reductions in expense and the higher sales base in 2007.
     General and administrative expenses are expected to increase in the last quarter of 2007 compared to the same period of the previous year due to several factors including expected increases in management training, relocation and travel costs, stock-based compensation expenses associated with stock options granted in May of 2007, and higher accounting and audit costs including costs related to compliance with requirements of the Sarbanes-Oxley Act. A portion of these increases is expected to be offset, however, by the absence of bonus accruals for the corporate management staff in 2007.
Pre-Opening Expense
     Pre-opening expense of $537,000 included in the third quarter of 2007 was primarily related to the Company’s newest restaurant opened in Atlanta, Georgia on October 1, 2007, and also included amounts related to a J. Alexander’s restaurant to be opened in Palm Beach Gardens, Florida in November of 2007. The Company estimates that it will incur additional pre-opening costs of approximately $400,000 in the fourth quarter of 2007 related primarily to the Palm Beach Gardens restaurant. Pre-opening expense includes rent expense incurred during the construction period for a restaurant after the Company takes possession of the leased premises. No pre-opening expense was incurred in 2006 because no new restaurants were under development during that time.
Other Income (Expense)
     Net interest expense decreased in the third quarter and first nine months of 2007 compared to the same periods of 2006 due to lower interest expense which was due primarily to reductions in outstanding debt, capitalization of interest costs in connection with new restaurant development and higher investment income, which is netted against interest expense for income statement presentation, resulting primarily from higher balances of invested funds.

Income Taxes
     The Company’s income tax provision for the first nine months of 2007 is based on an estimated effective tax rate of 23.3% for the fiscal year and also includes a favorable adjustment of $55,000 which represents a discrete item recorded in connection with the finalization of tax matters upon filing of the Company’s income tax returns for 2006. The income tax provision for the first nine months of 2006 was based on an estimated effective tax rate of 24.0% for fiscal 2006, adjusted for a favorable discrete item of $67,000 related to correction of a prior year’s federal income tax return. These rates are lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. Because the current estimated effective rate for 2007 is lower than the estimated rate applied to the first two quarters of the year, an income tax benefit was recorded in the third quarter to adjust the year-to-date amount. The third quarter income tax benefit also includes a favorable adjustment of $43,000 related to the discrete item noted above.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations. Additionally, the Company paid cash dividends to all shareholders aggregating $657,000 in January of 2007 and $653,000 in January of 2006 which met the requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder, and may consider paying additional dividends in that regard in the future. The Company has met its needs and maintained liquidity in recent years primarily by cash flow from operations, availability of a bank line of credit, and through proceeds received from a mortgage loan in 2002.
     The Company’s net cash provided by operating activities totaled $6,108,000 and $6,531,000 for the first nine months of 2007 and 2006, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at September 30, 2007 were approximately $10.5 million.
     The Company estimates that cash expenditures for capital assets for 2007 will be approximately $12 million, funded from cash on hand and cash flow from operations. This amount includes the cost of developing two new restaurants to be opened in 2007, capital expenditures for existing restaurants and an estimated $700,000 in costs related to new restaurants scheduled to open during 2008.
     Management believes cash and cash equivalents on hand at September 30, 2007 combined with cash flow from operations will be adequate to meet the Company’s capital needs for the next 12 months. Management plans to open three restaurants in 2008 and to maintain an annual unit growth rate of approximately 10% after that time. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through bank borrowing, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.

     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $22.1 million at September 30, 2007. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan became pre-payable without penalty on October 30, 2007. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $23.9 million at September 30, 2007. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.3 million at September 30, 2007, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of September 30, 2007.
     The Company was in compliance with the financial covenants of its debt agreements as of September 30, 2007. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS
     As of November 13, 2007, the Company had no financing transactions, arrangements or other business relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Contingent lease commitments are discussed in Note E, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
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
     The only contractual obligation entered into during the first nine months of 2007 considered significant to the Company was the execution of a beef pricing agreement in the ordinary course of business effective March 6, 2007. The agreement as originally executed was for all of the Company’s beef needs for 12 months with the exception of one product which was covered only through mid-June of 2007. The agreement was amended during May of 2007 to include this product for the entire 12-month period. Under the terms of the agreement, if the Company’s supplier has contracted to purchase specific products, the Company is obligated to purchase those products. The Company’s supplier has indicated it is under contract to purchase approximately $6.0 million of beef related to the Company’s annual pricing agreement for the period October 1, 2007 through March 5, 2008. This amount compares to approximately $2.2 million of purchase obligations for beef at December 31, 2006 (under the agreement which expired March 5, 2007).
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of September 30, 2007, is as follows:

Wendy’s restaurants (28 leases)	$3,400,000
Mrs. Winner’s Chicken & Biscuits restaurants (23 leases)	900,000

Total contingent liability related to assigned leases	$4,300,000

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
     In 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s Condensed Consolidated Financial Statements upon adoption. See Note C, “Income Taxes,” included in the Notes to the Condensed Consolidated Financial Statements elsewhere herein for further discussion of the Company’s adoption of FIN 48.
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
Certain of the Company’s leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in capitalized costs or rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods due to the fact that the Company would incur an economic penalty for not doing so. The lease term begins when the Company takes possession of or is given control of the leased property. Beginning in 2007, rent expense incurred during the construction period for a leased restaurant is included in pre-opening expense. No construction period rent expense was incurred in 2006. The leasehold improvements and property held under capital leases for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Allowances for tenant improvements received from lessors are recorded as adjustments to rent expense over the term of the lease.
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
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended.

(b)	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a)	Exhibits:

Exhibit 3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: November 14, 2007	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.

Exhibit 3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.