Form 10-K
period 2007-12-30
ALEXANDERS J CORP
filed 2008-04-01
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended December 30, 2007.
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on the American Stock Exchange of such stock as of June 29, 2007, the last business day of the Company’s most recently completed second fiscal quarter, was $62,394,718, assuming that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.
     The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 28, 2008, was 6,673,468.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 13, 2008 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
          J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of December 30, 2007, operated as a proprietary concept 30 J. Alexander’s full-service, casual dining restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.
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
          Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $8.00 to $30.00. The Company estimates that the average check per customer for fiscal 2007, including alcoholic beverages, was $24.36. J. Alexander’s net sales during fiscal 2007 were $141.3 million, of which alcoholic beverage sales accounted for 17.3%.
          The Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in 1991. The number of J. Alexander’s restaurants opened by year is set forth in the following table:

Year	Restaurants Opened
1991	1
1992	2
1994	2
1995	4
1996	5
1997	4
1998	2
1999	1
2000	1
2001	2
2003	3
2005	1
2007	2

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
          The design of J. Alexander’s restaurant exteriors has evolved through the years. The Company’s newest restaurant, which opened in November 2007 in Palm Beach Gardens, Florida features a patio which fronts PGA Boulevard and includes an outdoor bar complemented by an exposed fire pit, designed to enhance the guests’ overall dining experience. The Company’s restaurants opened from 2001 through 2003 in Boca Raton, Florida, Atlanta, Georgia and Northbrook, Illinois maintain a Wrightian architectural style featuring a high central-barreled roof and exposed structural steel system over an open, symmetrical floor plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape.
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

     Departures from the more typical building designs have also been made as necessary to accommodate unique situations. For example, the Company’s restaurant in Nashville, Tennessee, which opened in 2005 required the complete renovation of an older building to incorporate the development of 8,100 square feet of contemporary restaurant space along a busy thoroughfare just outside downtown Nashville, with a special emphasis on providing views both into and out of the dining area. Surplus space within the building, which is leased by the Company, was developed as retail space available for sublease to upscale retail tenants. The Company’s restaurant in Chicago, Illinois is located in a developing upscale urban shopping district and prominently occupies over 9,000 square feet of a restored warehouse building. The J. Alexander’s restaurant located in Troy, Michigan is located inside the prestigious Somerset Collection Mall and features a very upscale, contemporary design developed specifically for that location. The Company’s Houston restaurant, which opened in 2003 and was previously operated by another full service, upscale casual dining concept, required minimal changes to the building’s exterior and interior finishes while the restaurant opened in Atlanta during 2007 and also previously operated by another full-service, upscale casual dining concept required substantial changes to the interior finishes prior to opening.
          The Company plans to open three new restaurants in 2008. Capital expenditures for 2008 are estimated to total $16.5 million for the three new restaurants and for additions and improvements to existing restaurants and other capital needs. Depending on the timing and success of management’s efforts to locate acceptable sites, additional amounts could be expended in 2008 in connection with development of new J. Alexander’s restaurants. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant is currently approximately $4.0 to $4.9 million, although costs could be much higher in certain locations. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to locate sites that are available for purchase and the Company has leased the sites for all but two of its 12 restaurants opened since 1997. The cost of those two sites, one of which was purchased in 2001 and the other in 2002, averaged approximately $1.5 million each. Management anticipates that the cost of future sites, when and if purchased, will range from $1.5 to $2.5 million, and could exceed this range for exceptional properties.
          The Company tentatively plans to open one or two restaurants in 2009 and two or three restaurants in 2010. The timing and number of restaurant openings will depend, however, upon the selection and availability of suitable sites and other factors. The Company has no plans to franchise J. Alexander’s restaurants.
          The Company believes that its ability to select high profile restaurant sites is critical to the success of the J. Alexander’s operations. Once a prospective site is identified and preliminary site analysis is performed and evaluated, members of the Company’s senior management team visit the proposed location and evaluate the particular site and the surrounding area. The Company analyzes a variety of factors in the site selection process, including local market demographics, the number, type and success of competing restaurants in the immediate and surrounding area and accessibility to and visibility from major thoroughfares. The Company believes that this site selection strategy generally results in quality restaurant locations.
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
PERSONNEL
          As of December 30, 2007, the Company employed approximately 2,700 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.
GOVERNMENT REGULATION
          Each of the Company’s restaurants is subject to various federal, state and local laws, regulations and administrative practices relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Restaurant operating costs are also affected by other governmental actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes. Restaurant operating costs may also be affected by federal government actions related to energy policies, particularly those affecting the price of petroleum products and development of alternative fuel sources such as ethanol. In addition, difficulties or failures in obtaining any required governmental licenses or approvals could delay or prevent the opening of a new restaurant.
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

Name and Age	Background Information
R. Gregory Lewis, 55	Chief Financial Officer since July 1986; Vice President of Finance and Secretary since August 1984.

J. Michael Moore, 48	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 45	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 61	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.
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
     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends in part on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s. As a result, costs incurred related to the opening, operation and promotion of these new restaurants may be greater than those incurred in other areas. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. At December 30, 2007, the Company operated 30 J. Alexander’s restaurants. Because of the Company’s relatively small restaurant base, an unsuccessful new restaurant could have a more adverse effect in relation to the Company’s consolidated results of operations than would be the case in a restaurant company with a greater number of restaurants.
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
     Significant Capital is Required to Develop New Restaurants. The Company’s capital investment in its restaurants is relatively high as compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company has at times required capital beyond the cash flow provided from operations in order to expand, resulting in a significant amount of long-term debt and interest expense. The Company’s future growth could be limited by the availability of additional financing sources or future growth could involve additional borrowing which would further increase the Company’s debt and interest expense.
     Changes In Food Costs Could Negatively Impact The Company’s Net Sales and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. While the Company has entered into fixed price beef purchase agreements in recent years in an effort to minimize the impact of significant increases in the market price of beef, it has not entered into such an agreement following the expiration of its most recent contract in March of 2008 and will purchase beef at weekly market prices because the current price of beef is significantly below prices paid by the Company for beef for most of 2007 and because uncertainty in the beef market has resulted in high quoted prices at which beef could be purchased on a forward fixed price basis relative to current market prices. This strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly in the future. Should circumstances change and management believes it would be to the Company’s advantage to enter into a fixed price agreement, it will consider doing so at that time. Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations.
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
     The Company is also subject to state “dram-shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, the Company could be subject to a judgment in excess of its insurance coverage and might not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.
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
          Tennessee Anti-takeover Statutes Could Delay or Prevent Offers to Acquire the Company. As a Tennessee corporation, the Company is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire the Company and increase the difficulty of consummating any such offers, even if an acquisition of the Company would be in the best interests of the Company’s shareholders.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          As of December 30, 2007, the Company had 30 J. Alexander’s casual dining restaurants in operation and had executed two leases related to restaurants which are scheduled to open in 2008. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:

		Site Leased
	Site and Building	and Building	Space
	Owned by the	Owned by the	Leased to the
Location	Company	Company	Company	Total
Alabama	1	0	0	1
Arizona	0	1	0	1
Colorado	1	0	0	1
Florida	2	3	1	6
Georgia	1	1	0	2
Illinois	2	0	1	3
Kansas	1	0	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	2	5
Texas	0	1	1	2

Total	15	11	6	32

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
Item 3. Legal Proceedings
          As of March 28, 2008, the Company was not a party to any pending legal proceedings considered material to its business.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          The common stock of J. Alexander’s Corporation is listed on the American Stock Exchange under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 28, 2008, was 1,100. The following table summarizes the price range of the Company’s common stock for each quarter of 2007 and 2006, as reported from price quotations from the American Stock Exchange, and the dividends declared and paid with respect to the periods indicated:

			Dividends	Dividends
2007:	Low	High	Paid	Declared
1st Quarter	$8.65	$11.49	$.10	$—
2nd Quarter	11.14	15.39	—	—
3rd Quarter	11.00	14.52	—	—
4th Quarter	9.21	13.72	—	.10

			Dividends	Dividends
2006:	Low	High	Paid	Declared
1st Quarter	$7.75	$8.48	$.10	$—
2nd Quarter	7.95	9.05	—	—
3rd Quarter	8.30	8.91	—	—
4th Quarter	8.47	9.55	—	.10
          On January 15, 2008, the Company paid a cash dividend of $.10 per share to all shareholders of record on December 31, 2007. Payment of this dividend extended certain contractual standstill restrictions under an agreement with Solidus Company, L. P., the Company’s largest shareholder, through January 15, 2009. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.
Equity Compensation Plan Information
     Information about the Company’s equity compensation plans at December 30, 2007 was as follows:

Number of Securities
	To be Issued upon	Weighted Average	Number of Securities
	Exercise of Outstanding	Exercise Price of	Remaining Available for
	Options, Warrants	Outstanding Options	Future Issuance under
	And Rights	Warrants and Rights	Equity Compensation Plans(1)
Equity compensation plans approved by security holders	1,067,132	$8.18	227,716
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,067,132	$8.18	227,716

(1)	Includes 152,169 shares available to be issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and 75,547 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note G for more information on these plans.
Item 6. Selected Financial Data
          The following table sets forth selected financial data for each of the years in the five-year period ended December 30, 2007:

		Years Ended
	December 30	December 31	January 1	January 2	December 28
(Dollars in thousands, except per share data)	2007	2006	2006	2005[1]	2003

Operations
Net sales	$141,268	$137,658	$126,617	$122,918	$107,059
Pre-opening expense	939	—	411	—	897
Income before income taxes	5,694	6,185	4,425	4,378	2,158	[4]
Net income	4,554	4,717	3,560	4,822 [2]	3,280	[3,4]
Depreciation and amortization	5,482	5,391	5,039	4,923	4,591
Cash flows provided by operations	9,198	10,862	7,406	8,936	6,908
Purchase of property and equipment	11,876	3,632	6,461	3,010	9,418

Financial Position (end of period)
Cash and cash equivalents	$11,325	$14,688	$8,200	$6,129	$872
Property and equipment, net	78,551	71,815	74,187	72,425	73,613
Total assets	104,579	99,414	94,300	89,554	83,740
Long-term debt and obligations under capital leases (excluding current portion)	21,349	22,304	23,193	24,017	24,642
Stockholders’ equity	62,581	57,830	53,107	49,602	44,432

Per Share Data
Basic earnings per share	$.69	$.72	$.55	$.75	$.50
Diluted earnings per share	.65	.69	.52	.71	.49
Dividends declared per share	.10	.10	.10	—	—
Stockholders’ equity	9.40	8.80	8.13	7.68	6.91
Market price at year end	9.95	8.91	8.02	7.40	7.00

J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,971	$4,909	$4,644	$4,462	$4,243
Restaurants open at year end	30	28	28	27	27

1	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.

2	Includes deferred income tax benefit of $1,531 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.

3	Includes deferred income tax benefit of $1,475 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”.

4	Includes non-cash compensation expense of $552 related to a stock option grant accounted for as a variable stock option award.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
          J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At December 30, 2007, the Company operated 30 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
          The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy. Currently, however, the Company is experiencing decreases in same store sales as is further discussed under Net Sales.
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
          The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales. Restaurant profitability can also be negatively affected by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s restaurants over time and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.
          Changes in sales for existing restaurants are generally measured in the restaurant industry by computing the change in same store sales, which represents the change in sales for the same group of restaurants from the same period in the prior year. Same store sales changes can be the result of changes in guest counts, which the Company estimates based on a count of entrée items sold, and changes in the average check per guest. The average check per guest can be affected by menu price changes and the mix of menu items sold. Management regularly analyzes guest count, average check and product mix trends for each restaurant in order to improve menu pricing and product offering strategies. Management believes it is important to maintain or increase guest counts and average guest checks over time in order to improve the Company’s profitability.
          Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which represents net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by the level of sales achieved, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
          The number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results because pre-opening costs for new restaurants are significant and most new restaurants incur operating losses during their early months of operation.
          Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and that it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company opened new restaurants in Atlanta, Georgia and Palm Beach Gardens, Florida in the fourth quarter of 2007 and expects to open three new restaurants in 2008.
          The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

		Years Ended
	Dec. 30	Dec. 31	Jan. 1
	2007	2006	2006
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.5	32.5	32.8
Restaurant labor and related costs	31.9	31.6	31.5
Depreciation and amortization of restaurant property and equipment	3.7	3.8	3.8
Other operating expenses	19.6	19.5	19.6

Total restaurant operating expenses	87.7	87.4	87.7

General and administrative expenses	6.8	7.0	7.2
Pre-opening expense	0.7	—	0.3

Operating income	4.8	5.6	4.8

Other income (expense):
Interest expense	(1.3)	(1.4)	(1.6)
Interest income	0.4	0.3	0.2
Other, net	0.1	0.1	0.1

Total other expense	(0.8)	(1.1)	(1.3)

Income before income taxes	4.0	4.5	3.5
Income tax provision	0.8	1.1	0.7

Net income	3.2%	3.4%	2.8%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	30	28	28
Average weekly net sales per restaurant	$95,600	$94,400	$89,300

Net Sales
          Net sales increased by $3.6 million, or 2.6%, in fiscal 2007 compared to 2006. This increase was due to an increase in net sales for restaurants in the same store base and to two new restaurants which opened in the fourth quarter of 2007. Net sales increased by approximately $11.0 million, or 8.7%, in fiscal 2006 compared to 2005. This increase was due to an increase in net sales in the same store restaurant base, sales from an additional restaurant which opened in October of 2005 and the estimated loss of approximately $465,000 of sales from the effects of hurricanes in 2005.
          Average weekly same store sales per restaurant increased by 1.6% to $95,600 in 2007 from $94,100 in 2006 on a base of 28 restaurants. Same store sales averaged $93,800 per restaurant per week in 2006, an increase of 5.2% over 2005 on a base of 27 restaurants.
          The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closing of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with service charges on unused gift cards and reductions in liabilities for gift certificates or cards as discussed below is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.
          Management estimates the average check per guest, including alcoholic beverage sales, increased by 6.4% to $24.36 in 2007 from $22.90 in 2006. The average guest check in 2006 increased by approximately 6.5% over the average check in 2005. Management believes these increases were the result of a combination of factors including higher menu prices, increased wine sales, which management believes are due to additional emphasis placed on the Company’s wine feature program, and emphasis on the Company’s special menu features which generally are priced higher than many of the Company’s other menu offerings. Management estimates that average menu prices increased by approximately 3.3% in 2007 over 2006 and by 1.8% in 2006 over 2005. These price increase estimates reflect nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.
          Management estimates that weekly average guest counts decreased on a same store basis by approximately 4.8% in 2007 compared to 2006 and by approximately 1.9% in 2006 compared to 2005. Management believes these decreases were due primarily to higher menu prices, some general sales weakness in sales trends in a number of the Company’s restaurants located in Midwestern markets, including particularly certain restaurants in Ohio, and beginning in the last half of 2007, economic concerns and pressures on consumer spending affecting guest traffic in restaurants generally.
          The Company’s same store sales have decreased in most weeks since mid-September of 2007. Management believes these decreases are due to a significant slowdown in overall consumer spending due to the effects of rising inflation, especially for food and fuel, the tightening of consumer credit and general concerns about the U.S economy. Further, management believes that increasing same store sales will be very difficult until consumers regain their confidence and consumer spending improves. Because, as previously discussed, a significant portion of the Company’s labor costs and other restaurant operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales would place pressure on restaurant operating margins in 2008, especially given management’s expectation that input costs and other restaurant operating expenses will also continue to increase, although such increases are expected to be mitigated somewhat by management’s change in beef purchasing described below.
          The Company recognizes revenue from reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed. Prior to 2006, the Company also recognized non-use fees related to gift cards. These revenues are included in net sales in the amounts of $300,000, $266,000, and $832,000 for 2007, 2006 and 2005, respectively.

Restaurant Costs and Expenses
          Total restaurant operating expenses were 87.7% of net sales in 2007 and 2005 compared to 87.4% in 2006. The increase in 2007 was primarily due to an increase in labor and related costs. The decrease in 2006 compared to 2005 was due to lower cost of sales and other operating expenses. Restaurant operating margins were 12.3% in 2007, 12.6% in 2006 and 12.3% in 2005.
          Cost of sales, which includes the cost of food and beverages, was 32.5% of net sales in both 2007 and 2006 as lower alcoholic beverage costs and the effect of menu price increases more than offset higher input costs for beef, poultry, dairy products, salmon and other food products. Cost of sales decreased to 32.5% of net sales in 2006 from 32.8% in 2005 as the effect of menu price increases and lower prices paid for pork and dairy products more than offset the effect of higher prices paid for seafood and produce.
          Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% to 30% of this expense category. In recent years the Company has entered into fixed price beef purchase agreements in an effort to minimize the impact of significant increases in the market price of beef. In March of 2006, the Company entered into a 12-month pricing agreement at prices which increased by 5% to 6% over the previous 12-month agreement. Management believes, however, that a significant portion of the effect of these price increases was offset by a change made in the purchase specifications for one cut of beef which increased the steak cutting yields and lowered the effective cost of that product. The Company also contracted for the purchase of most of its beef during the period from March of 2007 through February of 2008 at prices which increased the Company’s cost of beef by an estimated $1,100,000, or 8.7%, for 2007 over 2006.
          Because of uncertainty in the beef market and the high prices at which beef has been quoted to the Company on a forward fixed price basis relative to current market prices, the Company has not entered into a fixed price beef purchase agreement for the remainder of 2008. Beginning in March of 2008, the Company will purchase beef based on weekly market prices. Although market prices are currently substantially lower than contract prices paid by the Company for beef for most of 2007, this strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly. Management will continue to monitor the beef market in 2008 and if there are significant changes in market conditions or attractive opportunities to contract later in the year, will consider entering into a fixed price purchasing agreement.
          Management expects the Company to experience increases in many of the food commodities it purchases in 2008, and believes a significant factor contributing to such increases is the increased price of petroleum which has increased fuel costs as well as the price of corn and other commodities as the result of increased demand for corn for use in producing corn ethanol as an alternative fuel source. Management is uncertain at this time whether it will raise menu prices in response to such increases because the Company is experiencing decreases in same store guest counts and continues to have concerns about spending pressures already being faced by consumers.
          Restaurant labor and related costs increased to 31.9% of net sales in 2007 from 31.6% in 2006 and 31.5% in 2005. The increase in 2007 was due primarily to the effect of higher labor costs incurred in the two new restaurants opened in the fourth quarter of 2007. In existing restaurants, higher wage rates, including those resulting from increases in minimum wage rates, and management salaries were generally offset by more efficient labor management, the effects of higher menu prices and lower incentive compensation. In 2006, labor efficiencies related to the increase in same store sales were more than offset by the effect of a combination of higher hourly wage rates, costs associated with focused training and staff development efforts in one of the Company’s under-performing restaurants, and higher workers’ compensation and incentive compensation expenses.
          The Company estimates that the impact of increases in minimum wage rates was approximately $560,000 in 2007 and will be approximately $150,000 in 2008. Most of these increases were due to increases in minimum cash rates required by certain states to be paid to tipped employees. The increase in the federal minimum wage rate in 2007 did not have a significant impact on the Company because most of the Company’s non-tipped employees were already paid more than the federal minimum wage. The required federal minimum cash wage paid to tipped employees was not increased in 2007.
          Depreciation and amortization of restaurant property and equipment increased by $88,000 in 2007 compared to 2006 because of new restaurants opened during 2007 and by $365,000 in 2006 compared to 2005 primarily because of a new restaurant opened in the fourth quarter of 2005.

          Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, were 19.6% of net sales in 2007, 19.5% of net sales in 2006 and 19.6% of net sales in 2005. The increase in 2007 was primarily due to higher utility costs, credit card fees and contracted maintenance and service costs which were largely offset by lower costs for operating supplies and certain other operating expenses. The decrease in 2006 compared to 2005 was due primarily to lower utility costs and complimentary guest meals as a percentage of net sales.
General and Administrative Expenses
          General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased slightly in 2007 compared to 2006 and increased by $560,000 in 2006 over 2005. Significant factors favorably affecting the comparison of general and administrative expenses in 2007 to 2006 were the elimination of incentive compensation accruals for the corporate management staff for 2007, as Company incentive performance targets were not attained, lower management training expenses, and the absence in 2007 of marketing research costs which were incurred in 2006. The impact of these factors was largely offset by increases in certain other expenses including accounting and auditing fees, travel expenses, corporate staff salary expense and share-based compensation expense. The increase in 2006 was due primarily to incentive compensation accrued for the corporate management staff. Increases in other general and administrative expense accounts were largely offset by lower costs incurred in connection with the Company’s Employee Stock Ownership Plan and for employee relocations.
Pre-Opening Expense
          Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities. Pre-opening expense also includes rent expense for leased properties for the period of time between the Company taking control of the property and the opening of the restaurant.
          The Company incurred pre-opening expense of $939,000 in 2007 in connection with the opening of new J. Alexander’s restaurants in Atlanta, Georgia and Palm Beach Gardens, Florida in the fourth quarter of the year. Pre-opening expense of $411,000 was incurred in 2005 in connection with a new restaurant opened during the year. No pre-opening expense was incurred in 2006 because no new restaurants were opened or under development during that time.
          The Company expects to incur substantial pre-opening expenses in 2008 in connection with three new J.Alexander’s restaurants which are expected to open during the year. Pre-opening rent expense could also be incurred in 2008 in connection with restaurants to be opened in fiscal 2009, depending on whether the Company takes possession or is given control of any additional leased locations during the year.
Other Income (Expense)
          Interest expense decreased in 2007 compared to 2006 due to reductions in outstanding debt and capitalization of interest costs in connection with new restaurant development. The increase in interest income in 2007 compared to 2006 was due to higher average balances of surplus funds invested in money market funds.
          Interest expense increased in 2006 compared to 2005 as the lack of any capitalization of interest costs related to new restaurant development more than offset the effect of reductions in outstanding borrowings. Interest income increased during 2006 compared to 2005 due to higher average balances of invested funds and higher interest rates.
          Interest income is expected to decrease in 2008 due to the expected use of a significant portion of the Company’s surplus funds for restaurant development and lower expected yields on invested funds.

Income Taxes
          The Company’s effective income tax rates were 20.0%, 23.7% and 19.5% for 2007, 2006 and 2005, respectively. These rates are lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. Included in the income tax provisions for 2007 and 2006 were favorable adjustments of $55,000 and $67,000, respectively, related to discrete items recorded in connection with finalizing matters related to prior years’ tax returns. The income tax provision for 2005 included the favorable effect of a reduction of $122,000 in the beginning of the year valuation allowance made in the fourth quarter of that year.
LIQUIDITY AND CAPITAL RESOURCES
          The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations. Additionally, the Company paid cash dividends to all shareholders aggregating $666,000, $657,000 and $653,000 in January of 2008, 2007 and 2006, respectively, which dividends met the requirements to extend certain contractual standstill restrictions under an agreement with its largest shareholder. See Note M to the Consolidated Financial Statements. The Company may consider paying additional dividends in the future. The Company has met its needs and maintained liquidity in recent years primarily by cash flow from operations, availability of a bank line of credit, and through proceeds received from a mortgage loan in 2002.
          The Company’s net cash provided by operating activities totaled $9,198,000, $10,862,000 and $7,406,000 for 2007, 2006 and 2005, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at December 30, 2007 were approximately $11.3 million. In addition, at December 30, 2007 the Company had an account receivable for federal income taxes of approximately $1,100,000, a portion of which will be used to satisfy estimated tax payments for the first quarter of 2008 and the remainder of which is expected to be received in 2008.
          The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development. Cash expenditures for capital assets totaled $11,876,000, $3,632,000 and $6,461,000 for 2007, 2006 and 2005, respectively. The Company places a high priority on maintaining the image and condition of its restaurants and of the amounts above, $2,914,000, $2,932,000 and $2,395,000 represented expenditures for remodels, enhancements and asset replacements related to existing restaurants for 2007, 2006 and 2005, respectively. Cash provided by operating activities exceeded capital expenditures for 2006 and 2005. In 2007, the Company’s capital expenditures were funded by cash flow from operations and use of a portion of the Company’s surplus funds on hand at December 31, 2006.
          Other financing activities in 2007 included proceeds of $427,000 from the exercise of employee stock options. In 2006, the Company received $141,000 from the exercise of employee stock options and also received payments of $376,000 representing the remaining outstanding balance of employee notes receivable under a stock loan program initiated in 1999.
          The Company currently plans to open three new restaurants in 2008. Estimated cash expenditures for capital assets for 2008 are approximately $16.5 million, a significant portion of which represents the costs to develop the new restaurants planned for the year. In addition, management is continually seeking locations for new J. Alexander’s restaurants and depending on the timing and success of management’s efforts to locate and develop acceptable sites, additional amounts could be expended in 2008 in connection with other new J. Alexander’s restaurants.
          Management believes cash and cash equivalents on hand at December 30, 2007 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2008. Management tentatively plans to open one or two restaurants in 2009 and two or three restaurants in 2010. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for this level of growth could exceed funds currently on hand and which are expected to be generated by the Company’s operations.

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
          A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $21.9 million at December 30, 2007. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan, which is pre-payable without penalty, is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $23.6 million at December 30, 2007. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
          The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.3 million at December 30, 2007, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of December 30, 2007.
          The Company was in compliance with the financial covenants of its debt agreements as of December 30, 2007. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
OFF-BALANCE SHEET ARRANGEMENTS
          As of March 28, 2008, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note E, “Leases”, and Note J, “Commitments and Contingencies”, to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
          From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of December 30, 2007, is as follows:

Wendy’s restaurants (24 leases)	$3,100,000
Mrs. Winner’s Chicken & Biscuits restaurants (20 leases)	1,100,000

Total contingent liability related to assigned leases	$4,200,000

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
Revenue Recognition for Gift Cards: The Company records a liability for gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption of gift cards, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.
Property and Equipment: Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term which generally includes renewal options. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Because significant judgments are required in estimating useful lives, which are not ultimately known until the passage of time and may be dependent on proper asset maintenance, and in the determination of what constitutes a capitalized cost versus a repair or maintenance expense, changes in circumstances or use of different assumptions could result in materially different results from those determined based on the Company’s estimates.
Lease Accounting: The Company is obligated under various lease agreements for certain restaurant facilities. At inception each lease is evaluated to determine whether it is an operating or capital lease. For operating leases, the Company recognizes rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and an obligation at an amount equal to the lesser of the present value of the minimum lease payments during the lease term or the fair market value of the leased asset.

Certain of the Company’s leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which begins when the Company takes possession of or is given control of the leased property and includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods because it would incur an economic penalty for not doing so. Prior to 2006, rent expense incurred during the construction period for a restaurant was capitalized as a component of property and equipment. Beginning in 2007, rent expense incurred during the construction period for a leased restaurant was included in pre-opening expense. No construction period rent expense was incurred in 2006.
Leasehold improvements and, when applicable, property held under capital lease for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Allowances for tenant improvements received from lessors are recorded as deferred rent obligations and credited to rent expense over the term of the lease.
Judgments made by the Company about the probable term for each restaurant facility lease affect the payments that are taken into consideration when calculating straight-line rent expense and the term over which leasehold improvements and assets under capital lease are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
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
Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax liabilities and assets for the future consequences of events that have been recognized in its Consolidated Financial Statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law.
The Company had a net deferred tax asset at December 30, 2007 of $8,100,000, which amount included $3,898,000 of tax credit carryforwards. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for 2007 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items at December 30, 2007 was $1,712,000, which represented a decrease of $11,000 from the valuation allowance at December 31, 2006. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
Failure to achieve projected taxable income could affect the ultimate realization of the Company’s net deferred tax asset. Because of the uncertainties associated with projecting future operating results, there can be no assurance that management’s estimates of future taxable income will be achieved and that there could not be an increase in the valuation allowance in the future. It is also possible that the Company could generate taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its deferred tax asset. Any such revisions to the estimated realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefits of the various carryforwards were fully utilized.
In addition, certain other components of the Company’s provision for income taxes must be estimated. These include, but are not limited to, effective state tax rates, allowable tax credits for FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.
          The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Consolidated Financial Statements and notes thereto included elsewhere in this filing which contain accounting policies and other disclosures required by U.S. generally accepted accounting principles.
RECENT ACCOUNTING PRONOUNCEMENTS
          In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. The Company does not expect the impact of this Statement to have a material effect on its 2008 Consolidated Financial Statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company does not expect the impact of this Statement to have a material effect on its 2008 Consolidated Financial Statements.
          In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s Consolidated Financial Statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s Consolidated Financial Statements upon adoption.

IMPACT OF INFLATION AND OTHER FACTORS
          Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company continually seeks ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs, but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions. Management expects the Company to experience increases in many of the food commodities it purchases in 2008, and believes a significant factor contributing to such increases is the increased price of petroleum which has increased fuel costs as well as the price of corn and other commodities as the result of increased demand for corn for use in producing corn ethanol as an alternative fuel source. Management is uncertain at this time whether it will raise menu prices in response to such increases because the Company is experiencing decreases in same store guest counts and continues to have concerns about spending pressures already being faced by consumers.
SEASONALITY AND QUARTERLY RESULTS
          The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2007 and 2006 appears in this Report immediately following the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
J. Alexander’s Corporation:
     We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three fiscal year period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three fiscal year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes A and G to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments. As discussed in Notes A and F to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
/s/ KPMG LLP
Nashville, Tennessee
March 31, 2008

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

		Years Ended
	December 30	December 31	January 1
	2007	2006	2006
Net sales	$141,268,000	$137,658,000	$126,617,000
Costs and expenses:
Cost of sales	45,871,000	44,777,000	41,503,000
Restaurant labor and related costs	45,032,000	43,512,000	39,860,000
Depreciation and amortization of restaurant property and equipment	5,288,000	5,200,000	4,835,000
Other operating expenses	27,687,000	26,871,000	24,846,000

Total restaurant operating expenses	123,878,000	120,360,000	111,044,000

General and administrative expenses	9,625,000	9,641,000	9,081,000
Pre-opening expense	939,000	—	411,000

Operating income	6,826,000	7,657,000	6,081,000

Other income (expense):
Interest expense	(1,786,000)	(1,991,000)	(1,977,000)
Interest income	582,000	425,000	207,000
Other, net	72,000	94,000	114,000

Total other expense	(1,132,000)	(1,472,000)	(1,656,000)

Income before income taxes	5,694,000	6,185,000	4,425,000
Income tax provision	1,140,000	1,468,000	865,000

Net income	$4,554,000	$4,717,000	$3,560,000

Basic earnings per share	$.69	$.72	$.55

Diluted earnings per share	$.65	$.69	$.52

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 30	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$11,325,000	$14,688,000
Accounts and notes receivable	3,365,000	2,316,000
Inventories	1,297,000	1,319,000
Deferred income taxes	1,047,000	1,079,000
Prepaid expenses and other current assets	1,596,000	1,192,000

Total Current Assets	18,630,000	20,594,000

Other Assets	1,341,000	1,249,000
Property and Equipment, at cost, less accumulated depreciation and amortization	78,551,000	71,815,000

Deferred Income Taxes	5,341,000	5,055,000
Intangible Assets and Deferred Charges, less accumulated amortization of $599,000 and $693,000 at December 30, 2007 and December 31, 2006, respectively	716,000	701,000

	$104,579,000	$99,414,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,885,000	$4,962,000
Accrued expenses and other current liabilities	5,123,000	5,528,000
Unearned revenue	2,255,000	2,348,000
Current portion of long-term debt and obligations under capital leases	955,000	889,000

Total Current Liabilities	14,218,000	13,727,000

Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	21,349,000	22,304,000

Deferred Compensation Obligations	1,823,000	1,622,000

Deferred Rent Obligations and Other Deferred Credits	4,608,000	3,931,000

Stockholders’ Equity
Common stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,655,625 and 6,569,305 shares at December 30, 2007 and December 31, 2006, respectively	333,000	329,000
Preferred stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	35,764,000	34,905,000
Retained earnings	26,484,000	22,596,000

Total Stockholders’ Equity	62,581,000	57,830,000
Commitments and Contingencies

	$104,579,000	$99,414,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Years Ended
	December 30	December 31	January 1
	2007	2006	2006
Cash Flows from Operating Activities:
Net income	$4,554,000	$4,717,000	$3,560,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,362,000	5,288,000	4,926,000
Amortization of deferred charges	120,000	103,000	113,000
Deferred income tax benefit	(254,000)	(663,000)	(907,000)
Share-based compensation expense	240,000	84,000	—
Tax benefit from share-based compensation	(309,000)	(62,000)	—
Other, net	240,000	289,000	233,000
Changes in assets and liabilities:
Accounts and notes receivable	138,000	(345,000)	271,000
Taxes receivable	(878,000)	(64,000)	—
Inventories	22,000	32,000	(219,000)
Prepaid expenses and other current assets	(404,000)	92,000	(93,000)
Deferred charges	(135,000)	(4,000)	(32,000)
Accounts payable	113,000	109,000	(188,000)
Accrued expenses and other current liabilities	(396,000)	773,000	(615,000)
Unearned revenue	(93,000)	63,000	(395,000)
Other long-term liabilities	878,000	450,000	560,000
Note receivable — Employee Stock Ownership Plan	—	—	192,000

Net cash provided by operating activities	9,198,000	10,862,000	7,406,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,876,000)	(3,632,000)	(6,461,000)
Other, net	(85,000)	(126,000)	(79,000)

Net cash used in investing activities	(11,961,000)	(3,758,000)	(6,540,000)

Cash Flows from Financing Activities:
Payments on long-term debt and obligations under capital leases	(889,000)	(824,000)	(769,000)
Reduction of employee receivables - 1999 Loan Program	—	376,000	95,000
Payment of cash dividend	(657,000)	(653,000)	—
Exercise of stock options	427,000	141,000	197,000
Payment of required withholding taxes on behalf of an employee in connection with the net share settlement of an employee stock option exercised	(113,000)	—	—
Increase in bank overdraft	323,000	309,000	1,682,000
Tax benefit from share-based compensation	309,000	62,000	—
Payment of financing transaction costs	—	(27,000)	—

Net cash (used in) provided by financing activities	(600,000)	(616,000)	1,205,000

(Decrease) Increase in Cash and Cash Equivalents	(3,363,000)	6,488,000	2,071,000
Cash and cash equivalents at beginning of year	14,688,000	8,200,000	6,129,000

Cash and Cash Equivalents at End of Year	$11,325,000	$14,688,000	$8,200,000

     See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 30, 2007, December 31, 2006 and January 1, 2006

					Note
					Receivable-	Employee Notes
					Employee	Receivable-
			Additional		Stock	1999	Total
	Outstanding	Common	Paid-In	Retained	Ownership	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Plan	Program	Equity
Balances at January 2, 2005	6,460,199	$324,000	$34,312,000	$15,629,000	$(192,000)	$(471,000)	$49,602,000
Exercise of stock options, including tax benefits	71,215	3,000	309,000	—	—	—	312,000
Reduction of employee notes receivable — 1999 Loan Program	—	—	—	—	—	95,000	95,000
Reduction of note receivable — Employee Stock Ownership Plan	—	—	—	—	192,000	—	192,000
Cash dividend declared, $.10 per share	—	—	—	(653,000)	—	—	(653,000)
Other, net	(292)	—	(1,000)	—	—	—	(1,000)
Net and comprehensive income	—	—	—	3,560,000	—	—	3,560,000

Balances at January 1, 2006	6,531,122	327,000	34,620,000	18,536,000	—	(376,000)	53,107,000
Exercise of stock options, including tax benefits	38,183	2,000	201,000	—	—	—	203,000
Share-based compensation	—	—	84,000	—	—	—	84,000
Reduction of employee notes receivable — 1999 Loan Program	—	—	—	—	—	376,000	376,000
Cash dividend declared, $.10 per share	—	—	—	(657,000)	—	—	(657,000)
Net and comprehensive income	—	—	—	4,717,000	—	—	4,717,000

Balances at December 31, 2006	6,569,305	329,000	34,905,000	22,596,000	—	—	57,830,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	86,320	4,000	619,000	—	—	—	623,000
Share-based compensation	—	—	240,000	—	—	—	240,000
Cash dividend declared, $.10 per share	—	—	—	(666,000)	—	—	(666,000)
Net and comprehensive income	—	—	—	4,554,000	—	—	4,554,000

Balances at December 30, 2007	6,655,625	$333,000	$35,764,000	$26,484,000	$—	$—	$62,581,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies
Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At December 30, 2007, the Company owned and operated 30 J. Alexander’s restaurants in 12 states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks.
Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.
Accounts Receivable: Accounts receivable are primarily related to income taxes due from governmental agencies and payments due from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of a credit card transaction.
Inventories: Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis.
Property and Equipment: Depreciation and amortization are provided on the straight-line method over the following estimated useful lives: buildings – 30 years, restaurant and other equipment – two to 10 years, and capital leases and leasehold improvements – lesser of life of assets or terms of leases, generally including renewal options.
Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods when the Company believes it is reasonably assured that it will exercise its options because failure to do so would result in an economic penalty to the Company. Prior to 2006, rent expense incurred during the construction period for a leased restaurant location was capitalized as a component of property and equipment. Beginning in 2006, rent expense incurred during the construction period has been included in pre-opening expense. The lease term commences on the date when the Company takes possession of or is given control of the leased property. Percentage rent expense is generally based upon sales levels, and is typically accrued when it is deemed probable that it will be payable. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.
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
Earnings Per Share: The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”.
Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. In 2000, the Company’s gift card subsidiary began selling electronic gift cards which provided for monthly service charges of $2.00 per month to be deducted from the outstanding balances of the cards after 12 months of inactivity. These service charges, along with reductions in liabilities for gift cards and certificates which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. The Company discontinued the deduction of service charges from gift card balances after October 2005. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months. Breakage of $300,000 and $266,000 related to gift cards was recorded in 2007 and 2006, respectively. In 2005, the Company recorded breakage of $168,000 in connection with gift cards that were more than 24 months old and $366,000 in connection with the remaining balance of gift certificates issued prior to 2001.
Sales Taxes: Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.
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
Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $249,000, $131,000 and $179,000 were capitalized during 2007, 2006 and 2005, respectively.
Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $39,000 in 2007 and 2006 and totaled $33,000 in 2005.
Share-Based Compensation: The Company grants to certain employees and directors stock options which typically are for a fixed number of shares and which typically have an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations for fiscal 2005 and prior. Accordingly, no compensation expense was generally recognized for stock option grants for those periods.
     On January 2, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock-based compensation:

Year Ended
January 1, 2006
Net income, as reported	$3,560,000
Deduct: Stock-based compensation expense determined under fair value methods for all awards, net of related tax effects	(881,000)

Pro forma net income	$2,679,000

Earnings per share:
Basic, as reported	$.55
Basic, pro forma	$.41
Diluted, as reported	$.52
Diluted, pro forma	$.39
Weighted average shares used in computation:
Basic	6,489,000
Diluted	6,801,000
     For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note G for further discussion of the Company’s stock-based compensation.
Use of Estimates in Financial Statements: The preparation of the Consolidated Financial Statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to the Company’s accounting for gift card and gift certificate breakage, determination of the valuation allowance relative to the Company’s deferred tax assets, estimates of useful lives of property and equipment and leasehold improvements, determination of lease terms and accounting for impairment losses, contingencies and litigation. Actual results could differ from the estimates used.
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
Recent Accounting Pronouncements: In 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. The Company does not expect the impact of this Statement to have a material effect on its 2008 Consolidated Financial Statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company does not expect the impact of this Statement to have a material effect on its 2008 Consolidated Financial Statements.
          In 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s Consolidated Financial Statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2007 fiscal year and had no impact on the Company’s Consolidated Financial Statements upon adoption.
Note B - Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

		Years Ended
	December 30	December 31	January 1
	2007	2006	2006
Numerator:
Net income (numerator for basic and diluted earnings per share)	$4,554,000	$4,717,000	$3,560,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,617,000	6,551,000	6,489,000
Effect of dilutive securities	365,000	288,000	325,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,982,000	6,839,000	6,814,000

Basic earnings per share	$.69	$.72	$.55

Diluted earnings per share	$.65	$.69	$.52

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 228,000, 182,000 and 145,000 options were excluded from the computation of diluted earnings per share in 2007, 2006 and 2005, respectively.
Note C - Property and Equipment
     Balances of major classes of property and equipment are as follows:

	December 30	December 31
	2007	2006
Land	$15,848,000	$15,848,000
Buildings	40,075,000	39,665,000
Buildings under capital leases	375,000	375,000
Leasehold improvements	41,089,000	33,380,000
Restaurant and other equipment	26,102,000	24,158,000
Construction in progress (estimated cost to complete at December 30, 2007, $12,500,000)	760,000	300,000

	124,249,000	113,726,000
Less accumulated depreciation and amortization	45,698,000	41,911,000

	$78,551,000	$71,815,000

     The Company accrued obligations for fixed asset additions of $610,000, $123,000, $550,000 and $123,000 at December 30, 2007, December 31, 2006, January 1, 2006 and January 2, 2005, respectively. These transactions were subsequently reflected in the Company’s Consolidated Statements of Cash Flows at the time cash was exchanged.
Note D - Long-Term Debt and Obligations Under Capital Leases
     Long-term debt and obligations under capital leases at December 30, 2007 and December 31, 2006, are summarized below:

	December 30, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$777,000	$21,101,000	$721,000	$21,879,000
Equipment note payable, 4.97% interest, payable through 2009	165,000	14,000	157,000	179,000
Obligation under capital lease, 9.9% interest, payable through 2015	13,000	234,000	11,000	246,000

	$955,000	$21,349,000	$889,000	$22,304,000

     Aggregate maturities of long-term debt for the five years succeeding December 30, 2007, are as follows: 2008 - $955,000; 2009 - $877,000; 2010 - $955,000; 2011 - $1,038,000; 2012 - $1,123,000.
     The Company’s mortgage loan, which was obtained in 2002 in the original amount of $25,000,000, has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The Company was in compliance with all such provisions as of both December 30, 2007 and December 31, 2006. The loan became pre-payable without penalty on October 30, 2007. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $23,629,000 at December 30, 2007. The real property at these locations is owned by JAX Real Estate, LLC, the entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. In addition to JAX Real Estate, LLC, other wholly-owned subsidiaries of the Company, JAX RE Holdings, LLC and JAX Real Estate Management, Inc., act as a holding company and a member of the board of managers of JAX Real Estate, LLC, respectively. While all of these subsidiaries are included in the Company’s Consolidated Financial Statements, each of them was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company also maintains a secured bank line of credit agreement which is available for financing capital expenditures related to the development of new restaurants and for general operating purposes. During 2006, the Company entered into an amendment to the loan agreement increasing the maximum available credit under the agreement to $10 million from $5 million and extending the maturity date to July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,346,000 at December 30, 2007. In connection with the increased credit availability, the Company also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement, as amended, require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio in a permitted range. There were no borrowings outstanding under the line as of December 30, 2007 or December 31, 2006.
          In 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principle and interest of approximately $14,200 through January 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.
          Cash interest payments amounted to $1,885,000, $1,946,000 and $2,021,000 in 2007, 2006 and 2005, respectively. Interest costs of $137,000 and $65,000 were capitalized as part of building and leasehold costs in 2007 and 2005, respectively. No interest costs were capitalized during 2006.
     The carrying value and estimated fair value of the Company’s mortgage loan were $21,878,000 and $22,836,000, respectively, at December 30, 2007 compared to $22,600,000 and $24,479,000, respectively, at December 31, 2006. With respect to the equipment note payable, the carrying value and estimated fair value were $179,000 and $176,000, respectively, at December 30, 2007 compared to $336,000 and $327,000, respectively, at December 31, 2006.
Note E – Leases
          At December 30, 2007, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.
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
          Accumulated amortization of buildings under capital leases totaled $141,000 at December 30, 2007 and $108,000 at December 31, 2006. Amortization of leased assets is included in depreciation and amortization expense.
          Total rental expense amounted to:

	Years Ended
	December 30	December 31	January 1
	2007	2006	2006
Minimum rentals under operating leases	$3,431,000	$3,214,000	$2,913,000
Contingent rentals	119,000	101,000	113,000
Less: Sublease rentals	—	(64,000)	(100,000)

	$3,550,000	$3,251,000	$2,926,000

          At December 30, 2007, future minimum lease payments under capital leases and noncancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

		Capital	Operating
		Leases	Leases
2008		$36,000	$3,333,000
2009		36,000	3,681,000
2010		54,000	3,731,000
2011		56,000	3,686,000
2012		56,000	3,395,000
Thereafter		116,000	23,380,000

	Total minimum payments	354,000	$41,206,000

	Less imputed interest	(107,000)

	Present value of minimum rental payments	247,000
	Less current maturities at December 30, 2007	(13,000)

	Long-term obligations at December 30, 2007	$234,000

Note F – Income Taxes
     Significant components of the Company’s income tax provision are as follows:

	Years Ended
	December 30	December 31	January 1
	2007	2006	2006
Current:
Federal	$1,128,000	$1,688,000	$1,439,000
State	266,000	443,000	333,000

Total	1,394,000	2,131,000	1,772,000

Deferred:
Federal	(106,000)	(607,000)	(673,000)
State	(148,000)	(56,000)	(234,000)

Total	(254,000)	(663,000)	(907,000)

Income tax provision	$1,140,000	$1,468,000	$865,000

          The Company’s effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended
	December 30	December 31	January 1
	2007	2006	2006
Tax expense computed at federal statutory rate (34%)	$1,936,000	$2,103,000	$1,504,000
State income taxes, net of federal benefit	166,000	255,000	146,000
Effect of tax credits	(1,071,000)	(833,000)	(695,000)
Decrease in valuation allowance	(11,000)	(10,000)	(186,000)
Other, net	120,000	(47,000)	96,000

Income tax provision	$1,140,000	$1,468,000	$865,000

          The Company made net income tax payments of $2,005,000, $2,058,000 and $1,528,000 in 2007, 2006 and 2005, respectively.
          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 30, 2007 and December 31, 2006, are as follows:

	December 30	December 31
	2007	2006
Deferred tax liabilities:
Deferred gain on involuntary conversion	$45,000	$45,000

Total deferred tax liabilities	45,000	45,000

Deferred tax assets:
Deferred compensation accruals	693,000	619,000
Book over tax depreciation	1,204,000	708,000
Compensation related to variable stock option award	216,000	216,000
Net operating loss carryforwards	130,000	117,000
Tax credit carryforwards	3,898,000	4,688,000
Deferred rent obligations	1,639,000	1,463,000
Other - net	365,000	91,000

Total deferred tax assets	8,145,000	7,902,000
Valuation allowance for deferred tax assets	(1,712,000)	(1,723,000)

	6,433,000	6,179,000

Net deferred tax assets	$6,388,000	$6,134,000

          At December 30, 2007, the Company had tax credit carryforwards of $3,898,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2025 through 2027 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $3,941,000 available to reduce state income taxes which expire from 2010 to 2016. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.
          SFAS No. 109, “Accounting for Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on its forecasts of the Company’s future taxable income adjusted by varying probability factors. Based on its analysis, management concluded that for years 2005 through 2007 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. As a result, the beginning of the year valuation allowance was reduced by $122,000 for 2005, with a corresponding credit made to the Company’s income tax provision for that year. The valuation allowance provided for these items decreased by $11,000 during 2007 and $10,000 in 2006 and totaled $1,712,000 at December 30, 2007. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized. It is the Company’s belief that it is more likely than not that its net deferred tax assets will be realized.
          In connection with the provisions of FIN 48, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns are the tax years 2003 through 2006.
          Upon adopting the provisions of FIN 48 as of January 1, 2007, the Company believed that its income tax filing positions and deductions would be sustained on audit and did not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions were recorded pursuant to the adoption of FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. During the fourth quarter of 2007, the Company took a tax position that increased the liability for uncertain tax positions by $593,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$—
Additions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	593,000
Reductions related to lapse of applicable statute of limitations	—

Balance at December 30, 2007	$593,000

     The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes. There were no interest or penalty amounts accrued as of January 1, 2007 or December 30, 2007 and no significant interest or penalty amounts recognized during fiscal 2007.

Note G - Stock Options and Benefit Plans
          Under the Company’s Amended and Restated 2004 Equity Incentive Plan, directors, officers and key employees of the Company may be granted options to purchase shares of the Company’s common stock. Options to purchase the Company’s common stock also remain outstanding under the Company’s 1994 Employee Stock Incentive Plan and the 1990 Stock Option Plan for Outside Directors, although the Company no longer has the ability to issue additional awards under these plans.
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
          Share-based compensation expense totaling $240,000 and $84,000 was recognized for 2007 and 2006, respectively. During 2007, the Company recorded a deferred tax benefit of $56,000 related to share-based compensation expense.
          The adoption of SFAS 123R had no cumulative change effect on reported basic and diluted earnings per share. At December 30, 2007, the Company had $1,067,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 3.3 years.
          The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards and used the following weighted-average assumptions for the indicated periods:

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Dividend Yield	0.76%	1.22%	1.22%
Volatility Factor	.3128	.4001	.4005
Risk-Free Interest Rate	4.55%	4.56%	4.44%
Expected Life of Options (in years)	4.8	6.4	5.6
Weighted-Average Grant Date Fair Value	$3.86	$3.43	$3.10

          The expected life of options granted during 2007 was calculated in accordance with the simplified method described in Staff Accounting Bulletin Topic 14.D.2.
          A summary of options under the Company’s option plans is as follows:

			Weighted
			Average
			Exercise
Options	Shares	Option Prices	Price
Outstanding at January 2, 2005	725,527	$2.08- $9.88	$4.31
Issued	272,500	8.22- 9.50	8.56
Exercised	(71,215)	2.08- 4.25	2.80
Expired or canceled	(58,669)	4.25- 9.75	9.05

Outstanding at January 1, 2006	868,143	2.24- 9.88	5.45
Issued	99,000	8.21- 8.67	8.23
Exercised	(38,183)	2.24- 8.22	3.68
Expired or canceled	(28,000)	3.44- 9.88	7.74

Outstanding at December 31, 2006	900,960	2.24- 9.50	5.76
Issued	305,000	13.09- 15.00	14.19
Exercised	(94,828)	2.24- 8.19	4.50
Expired or canceled	(44,000)	2.24- 8.75	8.26

Outstanding at December 30, 2007	1,067,132	$2.24- $15.00	$8.18

          Options exercisable and shares available for future grant were as follows:

	December 30	December 31	January 1
	2007	2006	2006
Options exercisable	689,132	813,960	841,799
Shares available for grant	152,169	113,169	186,169
          The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the fiscal year-end date. This amount changes based on the fair market value of the Company’s stock. The aggregate intrinsic value of options outstanding at December 30, 2007 was $3.2 million, and the aggregate intrinsic value of options exercisable at that date totaled $3.1 million. The total intrinsic value of options exercised was $807,000, $183,000 and $396,000 for 2007, 2006 and 2005, respectively, and the Company recorded benefits of tax deductions in excess of recognized compensation costs totaling $309,000, $62,000 and $114,000 in 2007, 2006 and 2005, respectively.
          The following table summarizes the Company’s non-vested stock option activity for the year ended December 30, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at December 31, 2006	87,000	$3.45
Granted	305,000	3.86
Vested	(5,000)	4.39
Forfeited	(9,000)	3.34

Non-vested stock options at December 30, 2007	378,000	$3.76

          The following table summarizes information about the Company’s stock options outstanding at December 30, 2007:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding at	Weighted	Weighted	Exercisable at	Weighted
Range of	December 30	Average Remaining	Average Exercise	December 30	Average
Exercise Prices	2007	Contractual Life	Price	2007	Exercise Price
$2.24- $2.25	55,000	3.2 years	$2.25	55,000	$2.25
2.75- 3.44	120,932	.8 years	2.77	120,932	2.77
3.88- 5.69	226,700	2.4 years	3.98	226,700	3.98
7.61- 9.50	359,500	7.9 years	8.45	286,500	8.51
13.09- 15.00	305,000	6.4 years	14.19	—	—

$2.24- $15.00	1,067,132		$8.18	689,132	$5.51

          Options exercisable at December 31, 2006 and January 1, 2006 had weighted average exercise prices of $5.49 and $5.46, respectively.
          The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.
          The Company has Salary Continuation Agreements which provide retirement and death benefits to executive officers. The expense recognized under these agreements was $201,000, $203,000 and $137,000 in 2007, 2006 and 2005, respectively.
          The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the plan. The Company’s matching contributions totaled $63,000, $51,000 and $50,000 for fiscal years 2007, 2006 and 2005, respectively.
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
Note H — Employee Stock Ownership Plan
          In 1992, the Company established an Employee Stock Ownership Plan (“ESOP”) which purchased shares of the Company’s common stock from a trust created by the late Jack C. Massey, the Company’s former Board Chairman, and the Jack C. Massey Foundation. The Company originally funded the ESOP by loaning it an amount equal to the purchase price, with the loan secured by a pledge of the unallocated stock held by the ESOP. In subsequent years the Company made contributions to the ESOP which allowed the ESOP to repay its loan and related interest to the Company. As the ESOP loan was repaid, shares of stock were allocated to participants’ accounts in proportion to their compensation for each year. The note receivable from the ESOP was paid in full during 2005 and all shares had been allocated to eligible participants as of January 1, 2006.

          All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age, are eligible to participate in the ESOP. Five years of service with the Company are generally required for a participant’s account to vest.
          During 2007, a $50,000 contribution to the ESOP was approved by the Company’s Board of Directors resulting in recognition of $50,000 of compensation expense. Compensation expense of $192,000 was recorded with respect to the Company’s contributions to the ESOP in 2005. The Company made no contribution to the ESOP in 2006. The ESOP held 211,525 shares of the Company’s common stock at December 30, 2007. For purposes of computing earnings per share, the shares originally purchased by the ESOP are included as outstanding shares in the weighted average share calculation.
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
          During 1999, the shareholder rights plan was amended by altering the definition of “acquiring person” to specify that Solidus LLC, a predecessor to Solidus Company, L.P., and its affiliates shall not be or become an acquiring person as the result of its acquisition of Company stock in excess of 20% or more of Company common stock outstanding. E. Townes Duncan, a director of the Company, is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus Company, L.P.
Note J - Commitments and Contingencies
          As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eight years. The total estimated amount of lease payments remaining on these 15 leases at December 30, 2007 was approximately $2.4 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 20 leases at December 30, 2007, was approximately $1.1 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these nine leases as of December 30, 2007, was approximately $.7 million.

          The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
Note K - Accrued Expenses and Other Current Liabilities
          Accrued expenses and other current liabilities included the following:

	December 30	December 31
	2007	2006
Taxes, other than income taxes	$1,884,000	$1,813,000
Salaries, wages, vacation and incentive compensation	1,266,000	1,745,000
Insurance	304,000	387,000
Interest	151,000	165,000
Cash dividend payable	666,000	657,000
Utilities	218,000	205,000
Other	634,000	556,000

	$5,123,000	$5,528,000

Note L - Intangible Assets and Deferred Charges
          Intangible assets recorded on the accompanying Consolidated Balance Sheet at December 30, 2007 include deferred loan costs and other intangible assets with finite lives which are scheduled to be amortized over their estimated useful lives. For the next five years, scheduled amortization is as follows: 2008 - $121,000; 2009 - $105,000; 2010 - $70,000; 2011 - $56,000; 2012 - $53,000.
Note M - Related Party Transactions
          E. Townes Duncan, a director of the Company, is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus Company, L.P. (“Solidus”), the Company’s largest shareholder. In 2005, the Company entered into an Amended and Restated Standstill Agreement (“Agreement”) with Solidus Company, a predecessor to Solidus, to extend, subject to certain conditions, certain previously existing contractual restrictions on Solidus Company’s shares of the Company’s common stock until December 1, 2009. Under the Agreement Solidus Company agreed that it will not seek to increase its ownership of the Company’s common stock above 33% of the common stock outstanding and that it will not sell or otherwise transfer its common stock without the consent of the Company’s Board of Directors; provided that Solidus Company and its affiliate may sell up to 106,000 shares per 12 month period beginning December 1, 2006. The Agreement also generally precludes Solidus from soliciting proxies with respect to the Company’s voting securities, depositing any voting securities in a voting trust or any similar arrangement and selling, transferring or otherwise disposing of any of the Company’s voting securities other than as noted above and as provided in a previous agreement as discussed below. Such restrictions are subject to termination should certain events transpire.
          Under a previous agreement with Solidus Company, the Company authorized Solidus Company to pledge 1,747,846 shares of the Company’s common stock as collateral security for the payment and performance of Solidus Company’s obligations under a credit agreement with a bank. The Agreement maintains, consistent with the previous agreement, a provision that in the event that Solidus defaults on its obligations to the bank, and such default results in the need to liquidate the related collateral, the bank is required to give the Company written notice of the number of shares it intends to sell and the price at which such shares are to be sold. The Company has the exclusive right within the first 30 days subsequent to receipt of such written notice to purchase all or any portion of the shares subject to sale and, should the Company decline to purchase any of the applicable shares, the bank may sell such shares over the ensuing 50 days on terms no more favorable than the terms stated in the written notice referred to above.

     The Agreement will continue until at least January 15, 2009, as a result of the Company’s payment of cash dividends to all shareholders of $.10 per share in January of 2006, 2007 and 2008 and will remain in effect until the expiration date provided that the Company pays a minimum cash dividend to all shareholders of either $.025 per share each quarter or $.10 per share prior to January 15, 2009. The Agreement was negotiated and approved on behalf of the Company by the Audit Committee of the Board of Directors, which is comprised solely of independent directors. The Company’s ability to pay future dividends will depend on its financial condition and results of operations at any time such dividends are considered or paid.
Unaudited Quarterly Results of Operations
          The following is a summary of the quarterly results of operations for the years ended December 30, 2007 and December 31, 2006 (in thousands, except per share amounts):

		2007 Quarters Ended
	April 1	July 1	September 30	December 30
Net sales	$36,525	$34,742	$33,356	$36,645
Operating income	3,076	1,558	502	1,690	(1)
Net income	2,025	953	390	1,186
Basic earnings per share	.31	.14	.06	.18
Diluted earnings per share	.29	.14	.06	.17

		2006 Quarters Ended
	April 2	July 2	October 1	December 31
Net sales	$35,238	$33,341	$32,891	$36,188
Operating income	2,204	1,315	938	3,200	(2)
Net income	1,437	711	436	2,133
Basic earnings per share	.22	.11	.07	.32
Diluted earnings per share	.21	.10	.06	.31

(1)	Includes incentive compensation expense of $16.

(2)	Includes incentive compensation expense of $528.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of December 30, 2007, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
          Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)
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

Item 11. Executive Compensation
          The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section and the “Corporate Governance” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
          The information required under this item is incorporated herein by reference to the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Item 8.

(a)(3)	Exhibits:

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3)(b)	Amended and Restated Bylaws as currently in effect. (Exhibit 3.1 of the Registrant’s Report on Form 8-K dated October 30, 2007 is incorporated herein by reference).

(4)(a)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4)(b)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(c)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4)(d)	Amendment to Rights Agreement dated May 6, 1999, by and between Registrant and SunTrust Bank (Exhibit 5 of the Registrant’s Form 8-A/A filed May 12, 1999 is incorporated herein by reference).

(4)(e)	Amendment to Rights Agreement dated May 14, 2004, by and between Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A filed May 14, 2004 is incorporated herein by reference).

(4)(f)	Amended and Restated Standstill Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated August 1, 2005, is incorporated herein by reference).

(10)(a)*	First Amendment to J. Alexander’s Corporation Amended and Restated Employee Stock Ownership Plan (Exhibit 10.02 of the Registrant’s Report on Form 8-K dated January, 2008 is incorporated herein by reference).

(10)(b)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(c)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(d)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(e)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(f)*	Written description of Salary Continuation Agreements (description of Salary Continuation Agreements included in the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 16, 2006, is incorporated herein by reference).

(10)(g)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(h)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(i)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(j)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(k)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(l)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(m)*	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(n)*	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(o)*	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(p)*	1999 Loan Program (incorporated herein by reference to Exhibit A of Registration Statement on Form S-8, Registration No. 333-91431).

(10)(q)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(r)	Line of Credit Note dated May 12, 2003, by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10)(s)	First Amendment to Loan Agreement, dated January 20, 2004 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10)(t)	Second Amendment to Loan Agreement, dated September 20, 2006, by and among J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2006 is incorporated herein by reference).

(10)(u)	Amended and Restated Line of Credit Note, dated September 20, 2006 (Exhibit (10)(dd) of the Registrant’s Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference).

(10)(v)*	Cash Incentive Performance Program (Exhibit 10(bb) of the Registrant’s Report on Form 8-K dated May 20, 2005, is incorporated herein by reference).

(10)(w)*	Form of 2005 Incentive Stock Option Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated December 28, 2005 is incorporated herein by reference).

(10)(x)*	J. Alexander’s Corporation Amended and Restated 2004 Equity Incentive Plan (Exhibit 10.01 of the Registrant’s Report on Form 8-K dated May 17, 2007 is incorporated herein by reference).

(10)(y)*	Form of 2007 Incentive Stock Option Agreement (Exhibit 10.02 of the Registrant’s Report on Form 8-K dated May 17, 2007 is incorporated herein by reference).

(10)(z)*	J. Alexander’s Corporation Amended and Restated Employee Stock Ownership Plan (Exhibit 10.01 of the Registrant’s Report on Form 8-K dated January, 2008 is incorporated herein by reference).

(10)(aa)*	2008 Executive Compensation Matters

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.

(b) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: 03/31/08	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	03/31/08

/s/ R. Gregory Lewis R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	03/31/08

/s/ Mark A. Parkey Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	03/31/08

/s/ E. Townes Duncan E. Townes Duncan	Director	03/31/08

/s/ Garland G. Fritts Garland G. Fritts	Director	03/31/08

/s/ Brenda B. Rector Brenda B. Rector	Director	03/31/08

/s/ J. Bradbury Reed J. Bradbury Reed	Director	03/31/08

/s/ Joseph N. Steakley Joseph N. Steakley	Director	03/31/08

J. ALEXANDER’S CORPORATION
EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description

(10)(aa)	2008 Executive Compensation Matters

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.