Form 10-Q
period 2008-03-30
ALEXANDERS J CORP
filed 2008-05-14
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________________.
Commission file number: 1-8766
J. ALEXANDER’S CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-0854056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3401 West End Avenue, Suite 260
P.O. Box 24300
Nashville, Tennessee	37202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615)269-1900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2008, 6,673,468 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
J. ALEXANDER’S CORPORATION AND SUBSIDIARIES INDEX TO EXHIBITS
EX-10.1 J. Alexander's Corporation Deferred Compensation Plan
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO and CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	March 30	December 30
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,663	$11,325
Accounts and notes receivable	3,323	3,365
Inventories	1,127	1,297
Deferred income taxes	1,047	1,047
Prepaid expenses and other current assets	1,487	1,596

TOTAL CURRENT ASSETS	17,647	18,630

OTHER ASSETS	1,420	1,341

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $47,031 and $45,698 at March 30, 2008 and December 30, 2007, respectively	78,994	78,551

DEFERRED INCOME TAXES	5,341	5,341

DEFERRED CHARGES, less amortization	711	716

	$104,113	$104,579

	March 30	December 30
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,343	$5,885
Accrued expenses and other current liabilities	5,155	5,123
Unearned revenue	1,643	2,255
Current portion of long-term debt and obligations under capital leases	949	955

TOTAL CURRENT LIABILITIES	12,090	14,218

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	21,121	21,349

OTHER LONG-TERM LIABILITIES	6,602	6,431

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,673,468 and 6,655,625 shares at March 30, 2008 and December 30, 2007, respectively	334	333
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	35,906	35,764
Retained earnings	28,060	26,484

TOTAL STOCKHOLDERS’ EQUITY	64,300	62,581

	$104,113	$104,579

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	March 30	April 1
	2008	2007
Net sales	$37,486	$36,525

Costs and expenses:
Cost of sales	12,048	11,714
Restaurant labor and related costs	11,699	11,224
Depreciation and amortization of restaurant property and equipment	1,445	1,279
Other operating expenses	7,412	6,924

Total restaurant operating expenses	32,604	31,141

General and administrative expenses	2,533	2,308
Pre-opening expense	44	—

Operating income	2,305	3,076
Other income (expense):
Interest expense	(452)	(486)
Interest income	62	175
Other, net	17	17

Total other expense	(373)	(294)

Income before income taxes	1,932	2,782
Income tax provision	(356)	(757)

Net income	$1,576	$2,025

Basic earnings per share	$.24	$.31

Diluted earnings per share	$.23	$.29

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	March 30	April 1
	2008	2007
Net cash provided by operating activities:
Net income	$1,576	$2,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,461	1,300
Changes in working capital accounts	(520)	(174)
Other operating activities	280	197

	2,797	3,348

Net cash used in investing activities:
Purchase of property and equipment	(1,669)	(881)
Other investing activities	(71)	(46)

	(1,740)	(927)

Net cash used in financing activities:
Payments on debt and obligations under capital leases	(234)	(222)
Decrease in bank overdraft	(876)	(1,171)
Payment of cash dividend	(666)	(657)
Other	57	35

	(1,719)	(2,015)

(Decrease) increase in cash and cash equivalents	(662)	406

Cash and cash equivalents at beginning of period	11,325	14,688

Cash and cash equivalents at end of period	$10,663	$15,094

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$610	$123
Property and equipment obligations accrued at end of period	$870	$496
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Quarter Ended
	March 30	April 1
	2008	2007
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,576	$2,025

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,663	6,571
Effect of dilutive securities	214	328

Adjusted weighted average shares (denominator for diluted earnings per share)	6,877	6,899

Basic earnings per share	$.24	$.31

Diluted earnings per share	$.23	$.29

NOTE C — INCOME TAXES
     Income tax expense for the first quarter of 2008 has been provided for based on an estimated effective tax rate of approximately 18.4% expected to be applicable for the 2008 fiscal year. For the quarter ended April 1, 2007, the effective tax rate was 27.2%. The effective income tax rates differ from the statutory federal income tax rate of 34% due to the effect of employee FICA tip tax credits (a reduction in income tax expense) partially offset by the effect of state income taxes.

NOTE D — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eight years. The total estimated amount of lease payments remaining on these 12 leases at March 30, 2008 was approximately $2.3 million. Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 20 leases at March 30, 2008, was approximately $1.0 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 9 leases as of March 30, 2008, was approximately $600,000.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE E — RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At March 30, 2008, the Company operated 30 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
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
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests and maintaining same store sales growth. Management believes that restaurant operating margin, which is net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by the level of sales achieved, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
     The number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and that it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company expects to open three new restaurants in 2008.
     The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	March 30	April 1
	2008	2007
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	32.1	32.1
Restaurant labor and related costs	31.2	30.7
Depreciation and amortization of restaurant property and equipment	3.9	3.5
Other operating expenses	19.8	19.0

Total restaurant operating expenses	87.0	85.3
General and administrative expenses	6.8	6.3
Pre-opening expense	.1	—

Operating income	6.1	8.4
Other income (expense):
Interest expense	(1.2)	(1.3)
Interest income	.2	.5
Other, net	—	—

Total other expense	(1.0)	(.8)

Income before income taxes	5.2	7.6
Income tax provision	(.9)	(2.1)

Net income	4.2%	5.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	30	28
Average weekly sales per restaurant (1):
All restaurants	$96,600	$100,300
Percent (decrease)	(3.7)%
Same store restaurants (2)	$97,800	$100,300
Percent (decrease)	(2.5)%
(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the twenty-eight restaurants open for more than eighteen months.

Net Sales
     Net sales increased by $961,000, or 2.6%, in the first quarter of 2008 compared to the first quarter of 2007. This increase was due to net sales generated by two new restaurants opened in the fourth quarter of 2007 which more than offset a decrease in net sales in the same store restaurant base.
     The reported average weekly consolidated and same store sales per restaurant have been adjusted for the effect of 15 sales days and estimated net sales of $215,000 lost in the first quarter of 2008 due to a fire at the Company’s Denver restaurant and severe winter weather conditions in the Ohio market. Also, the Company’s fiscal calendar resulted in New Year’s Eve, when the Company typically experiences much higher than normal net sales, being included as the first day of the first fiscal quarter of 2008, but not being included in the first quarter of 2007. Management estimates that average weekly same store sales excluding the first day of the first fiscal quarter of both 2008 and 2007 decreased by 3.3% rather than the 2.5% decrease reported for the full quarter.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 1.9% to $24.82 in the first quarter of 2008 from $24.35 in the first quarter of 2007. Management believes this increase was due primarily to the effect of higher menu prices which it estimates averaged approximately 1.3% more in the first quarter of 2008 than in the same quarter of 2007. This price increase estimate reflects menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Management estimates that weekly average guest counts decreased on a same store basis, as adjusted for sales days lost for the first quarter of 2008, by approximately 4.2% in the first quarter of 2008 compared to the first quarter of 2007.
     The Company’s same store sales have decreased in most weeks since mid-September of 2007. Management believes these decreases, as well as recent guest count losses, are due to a significant slowdown in discretionary consumer spending due to the effects of rising inflation, especially for food and fuel, the tightening of consumer credit and general concerns about the U.S economy. The J. Alexander’s restaurants most impacted by prevailing economic conditions in the first quarter of 2008 were primarily in the Company’s Ohio and Chicago markets.
     Further, management believes that increasing same store sales will be very difficult until consumers regain their confidence and consumer spending improves. Because, as previously discussed, a significant portion of the Company’s labor costs and other restaurant operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales will continue to place pressure on restaurant operating margins in 2008, especially given management’s expectation that input costs and other restaurant operating expenses will also continue to increase, mitigated to some extent by management’s change in beef purchasing described below.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 87.0% of net sales in the first quarter of 2008 from 85.3% in the first period of the previous year due primarily to the effect of lower same store sales and the two new restaurants opened in the fourth quarter of 2007. Restaurant operating margins decreased to 13.0% in the first quarter of 2008 from 14.7% in the first quarter of 2007.
     Cost of sales, which includes the cost of food and beverages, was 32.1% of net sales in the first quarters of both 2008 and 2007 as the effect of menu price increases and lower prices paid for poultry products in the 2008 quarter offset higher input costs for a number of other food products.
     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 28% to 30% of this expense category. In recent years the Company has entered into fixed price beef purchase agreements in an effort to minimize the impact of significant increases in the market price of beef. However, because of uncertainty in the beef market and the high prices at which beef has been quoted to the Company on a forward fixed price basis relative to current market prices, the Company has not entered into a fixed price beef purchase agreement to replace the agreement which expired in March of 2008, and has purchased beef based on weekly market prices since that time. Although market prices are currently substantially lower than contract prices paid by the Company for beef for most of 2007, this strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly. Management will continue to monitor the beef market in 2008 and if there are significant changes in market conditions or attractive opportunities to contract later in the year, will consider entering into a fixed price purchasing agreement.
     Management expects the Company to experience increases in many of the food commodities it purchases in 2008, and believes a significant factor which will contribute to such increases is the increased price of petroleum which has increased fuel costs as well as the price of corn and other commodities as the result of increased demand for corn for use in producing corn ethanol as an alternative fuel source. Management is uncertain at this time whether it will raise menu prices in response to such increases because the Company is experiencing decreases in same store guest counts and continues to have concerns about spending pressures already being faced by consumers.
     Restaurant labor and related costs increased to 31.2% of net sales in the first quarter of 2008 from 30.7% in the first quarter of 2007. The increase was due primarily to the effects of higher labor costs incurred in the two new restaurants opened in the fourth quarter of 2007 and to lower same store sales, which effects were partially offset by lower incentive compensation and other benefits expense.
     The Company estimates that the impact of increases in minimum wage rates will be approximately $150,000 in 2008. Most of these increases relate to increases in minimum cash rates required by certain states to be paid to tipped employees. The increase in the federal minimum wage rate in 2007 has not had a significant impact on the Company because most of the Company’s non-tipped employees are already paid more than the federal minimum wage. The required federal minimum cash wage paid to tipped employees was not increased in 2007.
     Depreciation and amortization of restaurant property and equipment increased by $166,000 in the first quarter of 2008 compared to the first quarter of 2007 because of the effect of the new restaurants opened during the fourth quarter of 2007. The effect of the new restaurants as well as the effect of lower same store sales resulted in an increase in 2008 in this expense category as a percentage of net sales.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, were 19.8% of net sales in the first quarter of 2008, compared to 19.0% of net sales in the first quarter of 2007. This increase was also due to the effects of the two new restaurants opened in the fourth quarter of 2007 and lower sales in the same store restaurant base.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $225,000 in the first quarter of 2008 versus the first quarter of 2007 due primarily to increases in training and relocation expense, accounting and auditing fees, and share-based compensation expense. These increases were partially offset by the absence in the 2008 quarter of bonus accruals for the corporate management staff, whereas such accruals were included in the first quarter of 2007.
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
     Pre-opening expense of $44,000 was incurred in the first quarter of 2008 in connection with restaurants currently under development. The Company expects to incur substantial pre-opening expenses during the remainder of 2008 in connection with three new J.Alexander’s restaurants which are expected to open during the year.
Other Income (Expense)
     Interest expense decreased in the first quarter of 2008 compared to the first quarter of 2007 due to the effect of reductions in outstanding debt and capitalization of interest costs in connection with new restaurant development. Interest income decreased in the first quarter of 2008 compared to the first quarter of 2007 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.
     Interest income is expected to continue to decrease in 2008 due to the expected use of a significant portion of the Company’s surplus funds for restaurant development and lower expected yields on invested funds.

Income Taxes
     The Company’s estimated effective income tax rates were 18.4% and 27.2% for the first quarters of 2008 and 2007, respectively. These rates are lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations. Additionally, the Company paid cash dividends to all shareholders aggregating $666,000, $657,000 and $653,000 in January of 2008, 2007 and 2006, respectively, which dividends met the requirements to extend certain contractual standstill restrictions under an agreement with the Company’s largest shareholder. The Company may consider paying additional dividends in the future. The Company has met its needs and maintained liquidity in recent years primarily by use of cash flow from operations and the availability of a bank line of credit.
     The Company’s net cash provided by operating activities totaled $2,797,000 and $3,348,000 for the first quarters of 2008 and 2007, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at March 30, 2008 were approximately $10.7 million. In addition, at December 30, 2007, the Company had an account receivable for federal income taxes of approximately $1,100,000, a portion of which was used to satisfy estimated tax payments for the first quarter of 2008 and the remainder of which is expected to be received in 2008.
     The Company plans to open three new restaurants in 2008. Estimated cash expenditures for capital assets for 2008 are approximately $16.5 million, a significant portion of which represents the costs to develop the new restaurants planned for the year.
     Management believes cash and cash equivalents on hand at March 30, 2008 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2008. Management tentatively plans to open one restaurant in 2009 and two or three restaurants in 2010. It is possible, however, that no new restaurants will be opened in 2009 if the Company is unable to secure on terms acceptable to it one of a limited number of locations currently under consideration for opening next year. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for future growth could exceed funds currently on hand and which are expected to be generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through bank borrowing, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $21.7 million at March 30, 2008. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $23.3 million at March 30, 2008. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.3 million at March 30, 2008, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. The Company also pays a commitment fee of .125% to .3% per annum on the unused portion of the credit line, also depending on the Company’s leverage ratio. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of March 30, 2008.
     The Company was in compliance with the financial covenants of its debt agreements as of March 30, 2008. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of May 13, 2008, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note D, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of March 30, 2008, is as follows:

Wendy’s restaurants (21 leases)	$2,900,000
Mrs. Winner’s Chicken & Biscuits restaurants (20 leases)	1,000,000

Total contingent liability related to assigned leases	$3,900,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.
RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card breakage, property and equipment, leases, impairment of long-lived assets, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Certain of the Company’s leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which begins when the Company takes possession of or is given control of the leased property and includes cancelable option periods when it is deemed to be reasonably assured that the Company will exercise its options for such periods because it would incur an economic penalty for not doing so. Prior to 2006, rent expense incurred during the construction period for a restaurant was capitalized as a component of property and equipment. Beginning in 2006, any rent expense incurred during the construction period for a leased restaurant has been included in pre-opening expense.
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
Judgments made by the Company about the probable term for each restaurant facility lease affect the payments that are taken into consideration when calculating straight-line rent expense and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
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
The Company had a net deferred tax asset at December 30, 2007 of $8,100,000, which amount included $3,898,000 of tax credit carryforwards. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for 2007 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items at December 30, 2007 was $1,712,000. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
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
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and increase sales and operating margins in its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and the principal exchange or market on which the Company’s common stock is listed. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 for a description of a number of risks and uncertainties which could affect actual results.
Item 4T. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.

(b)	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 19, 2008, the Company sold 5,643 shares of its common stock to the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan (the “ESOP”) for $8.86 per share, which was the market price of the stock on that date, for an aggregate purchase price of $49,997. In making the sale, the Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. After giving effect to the transaction the ESOP owns 217,168 shares of common stock of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	J. Alexander’s Corporation Deferred Compensation Plan

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: May 14, 2008	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.

Exhibit 10.1	J. Alexander’s Corporation Deferred Compensation Plan

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.