Form 10-Q
period 2008-06-29
ALEXANDERS J CORP
filed 2008-08-13
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-8766
J. ALEXANDER’S CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-0854056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3401 West End Avenue, Suite 260 P.O. Box 24300 Nashville, Tennessee (Address of principal executive offices)	37202 (Zip Code)
Registrant’s telephone number, including area code: (615)269-1900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 12, 2008, 6,675,468 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	June 29	December 30
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,715	$11,325
Accounts and notes receivable	3,106	3,365
Inventories	1,090	1,297
Deferred income taxes	1,047	1,047
Prepaid expenses and other current assets	1,809	1,596

TOTAL CURRENT ASSETS	15,767	18,630

OTHER ASSETS	1,420	1,341

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $48,373 and $45,698 at June 29, 2008 and December 30, 2007, respectively	81,651	78,551

DEFERRED INCOME TAXES	5,341	5,341

DEFERRED CHARGES, less amortization	677	716

	$104,856	$104,579

	June 29	December 30
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,551	$5,885
Accrued expenses and other current liabilities	3,699	5,123
Unearned revenue	1,476	2,255
Current portion of long-term debt and obligations under capital leases	925	955

TOTAL CURRENT LIABILITIES	11,651	14,218

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	20,911	21,349

OTHER LONG-TERM LIABILITIES	6,681	6,431

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,674,468 and 6,655,625 shares at June 29, 2008 and December 30, 2007, respectively	334	333
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	35,996	35,764
Retained earnings	29,283	26,484

TOTAL STOCKHOLDERS’ EQUITY	65,613	62,581

	$104,856	$104,579

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 29	July 1	June 29	July 1
	2008	2007	2008	2007
Net sales	$34,767	$34,742	$72,253	$71,267

Costs and expenses:
Cost of sales	10,803	11,279	22,851	22,993
Restaurant labor and related costs	11,253	11,138	22,952	22,362
Depreciation and amortization of restaurant property and equipment	1,445	1,298	2,890	2,577
Other operating expenses	7,267	6,911	14,679	13,835

Total restaurant operating expenses	30,768	30,626	63,372	61,767

General and administrative expenses	2,391	2,502	4,924	4,810
Pre-opening expense	289	56	333	56

Operating income	1,319	1,558	3,624	4,634
Other income (expense):
Interest expense	(427)	(465)	(879)	(951)
Interest income	41	184	103	359
Other, net	17	21	34	38

Total other expense	(369)	(260)	(742)	(554)

Income before income taxes	950	1,298	2,882	4,080
Income tax benefit (provision)	273	(345)	(83)	(1,102)

Net income	$1,223	$953	$2,799	$2,978

Basic earnings per share	$.18	$.14	$.42	$.45

Diluted earnings per share	$.18	$.14	$.41	$.43

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	June 29	July 1
	2008	2007

Cash flows from operating activities:
Net income	$2,799	$2,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,921	2,618
Changes in working capital accounts	(2,098)	(1,771)
Other operating activities	520	460

Net cash provided by operating activities	4,142	4,285

Cash flows from investing activities:
Purchase of property and equipment	(5,081)	(3,298)
Other investing activities	(71)	(46)

Net cash used in investing activities	(5,152)	(3,344)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(468)	(438)
Decrease in bank overdraft	(527)	(317)
Payment of cash dividend	(666)	(657)
Exercise of stock options	35	373
Payment of required withholding taxes on behalf of an employee in connection with the net share settlement of an employee stock option exercised	—	(101)
Excess tax benefit related to share-based compensation	26	243

Net cash used in financing activities	(1,600)	(897)

(Decrease) increase in cash and cash equivalents	(2,610)	44

Cash and cash equivalents at beginning of period	11,325	14,688

Cash and cash equivalents at end of period	$8,715	$14,732

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$610	$123
Property and equipment obligations accrued at end of period	$1,609	$652
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 29	July 1	June 29	July 1
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,223	$953	$2,799	$2,978

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,674	6,611	6,669	6,591
Effect of dilutive securities	205	398	210	363

Adjusted weighted average shares (denominator for diluted earnings per share)	6,879	7,009	6,879	6,954

Basic earnings per share	$.18	$.14	$.42	$.45

Diluted earnings per share	$.18	$.14	$.41	$.43

     The calculations of diluted earnings per share exclude stock options for the purchase of 659,500 shares and 300,000 shares of the Company’s common stock for the quarters ended June 29, 2008 and July 1, 2007, respectively, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 522,250 and 150,000 shares of common stock were excluded from the diluted earnings per share calculation for the six months ended June 29, 2008 and July 1, 2007, respectively.

NOTE C — INCOME TAXES
     The Company’s income tax provisions for the first six months of 2008 and 2007 were based on estimated effective annual rates of 2.9% and 27.0%, respectively. These rates are lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. An income tax benefit of $273,000 was recorded in the second quarter of 2008 due to the effect of lowering the estimated annual effective rate for 2008 in the second quarter primarily because the Company’s estimate of pre-tax income for the year was lowered.
NOTE D — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to eight years. The total estimated amount of lease payments remaining on these 12 leases at June 29, 2008 was approximately $2.1 million. Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 20 leases at June 29, 2008, was approximately $800,000. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these eight leases as of June 29, 2008, was approximately $500,000.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
NOTE E — RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years which began after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective for fiscal years which began after November 15, 2007. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its 2009 Consolidated Financial Statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its 2009 Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At June 29, 2008, the Company operated 30 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
     The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy. Currently, however, the Company is experiencing decreases in same store sales as is further discussed under Net Sales and management believes it will be very difficult to increase, or even maintain, same store sales until consumers regain their confidence and consumer spending improves.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will maintain or increase net sales in the Company’s restaurants over time and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.

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
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests. Management believes that restaurant operating margin, which is net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by the level of sales achieved, menu pricing strategy, and the management and control of restaurant operating expenses in relation to net sales.
     The number of restaurants opened or under development in a particular year can have a significant impact on the Company’s operating results because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and that it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company expects to open three new restaurants in the last half of 2008.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	June 29	July 1	June 29	July 1
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.1	32.5	31.6	32.3
Restaurant labor and related costs	32.4	32.1	31.8	31.4
Depreciation and amortization of restaurant property and equipment	4.2	3.7	4.0	3.6
Other operating expenses	20.9	19.9	20.3	19.4

Total restaurant operating expenses	88.5	88.2	87.7	86.7
General and administrative expenses	6.9	7.2	6.8	6.7
Pre-opening expense	0.8	0.2	0.5	0.1

Operating income	3.8	4.5	5.0	6.5
Other income (expense):
Interest expense	(1.2)	(1.3)	(1.2)	(1.3)
Interest income	0.1	0.5	0.1	0.5
Other, net	—	0.1	—	0.1

Total other expense	(1.1)	(0.7)	(1.0)	(0.8)

Income before income taxes	2.7	3.7	4.0	5.7
Income tax benefit (provision)	0.8	(1.0)	(0.1)	(1.5)

Net income	3.5%	2.7%	3.9%	4.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	30	28
Average weekly sales per restaurant (1):
All restaurants	$89,300	$95,400	$92,900	$97,800
Percent change	-6.4%		-5.0%
Same store restaurants (2)	$91,300	$95,400	$94,500	$97,800
Percent change	-4.3%		-3.4%

(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the twenty-eight restaurants open for more than eighteen months.

Net Sales
     Net sales increased by $25,000, or 0.1%, and $986,000, or 1.4%, in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007. These increases were due to net sales generated by two new restaurants opened in the fourth quarter of 2007 which more than offset decreases in net sales in the same store restaurant base.
     The reported average weekly consolidated and same store sales per restaurant have been adjusted for the effect of 22 sales days and estimated net sales of approximately $300,000 lost in the first half of 2008 due to a fire at the Company’s Denver restaurant and severe winter weather conditions in the Ohio market. Also, the Company’s fiscal calendar resulted in New Year’s Eve, when the Company typically experiences much higher than normal net sales, being included as the first day of fiscal 2008, but not being included in the first half of 2007. Management estimates that average weekly same store sales excluding the first day of the first half of both fiscal 2008 and 2007 decreased by 3.8% compared to the 3.4% decrease for the full first half.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 0.4% to $24.23 in the second quarter of 2008 from $24.14 in the second quarter of 2007 and by 1.2% to $24.53 for the first half of 2008 compared to $24.25 for the first half of 2007. Management believes these increases were due primarily to the effect of higher menu prices which it estimates averaged approximately 0.6% and 1.6% higher in the second quarter and first six months of 2008, respectively, than in the corresponding periods of 2007. These price increase estimates reflect menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Management estimates that weekly average guest counts decreased on a same store basis, as adjusted for sales days lost for the 2008 periods, by approximately 4.5% and 4.4% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.
     The Company’s same store sales have decreased in most weeks since mid-September of 2007. Management believes these decreases, as well as recent guest count losses, are due to a significant slowdown in discretionary consumer spending due to the effects of rising inflation, especially for food and fuel, the tightening of consumer credit and general concerns about the U.S economy. The downturn in same store sales trends in recent months has affected virtually all of the Company’s restaurants, with the restaurants in Ohio and Illinois being affected more than those in most other markets.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 88.5% of net sales in the second quarter of 2008 from 88.2% in the second period of the previous year and to 87.7% of net sales in the first half of 2008 from 86.7% in the first half of 2007 due primarily to the effects of lower same store sales and the two new restaurants opened in the fourth quarter of 2007, with the effects of these factors being partially offset by lower cost of sales for the 2008 periods. Restaurant operating margins decreased to 11.5% in the second quarter of 2008 from 11.8% in the second quarter of 2007 and to 12.3% in the first half of 2008 compared to 13.3% in the same period of 2007.

     Cost of sales, which includes the cost of food and beverages, decreased as a percentage of net sales for both the second quarter and first six months of 2008 compared to the same periods of 2007 primarily due to lower prices paid for beef which was purchased at market prices beginning in March of 2008 rather than under a fixed price purchasing agreement as in 2007. The effect of this change reduced cost of sales by an estimated 1.3% of net sales in the second quarter of 2008 and 0.6% for the first half of 2008 compared to the same periods of 2007. The second quarter of 2008 also included the settlement of a claim against a prospective vendor which decreased cost of sales for the period by another 0.5% for the quarter and 0.2% for the first six months of the year compared to the prior year periods.
     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category. In recent years the Company has entered into fixed price beef purchase agreements in an effort to minimize the impact of significant increases in the market price of beef. However, because of uncertainty in the beef market and the high prices at which beef has been quoted to the Company on a forward fixed price basis relative to current market prices, the Company has not entered into a fixed price beef purchase agreement to replace the agreement which expired in March of 2008, and has purchased beef based on weekly market prices since that time. Market prices for beef have increased during the third quarter of 2008 to date compared to prices paid by the Company in the second quarter of 2008 and could increase further, perhaps significantly, during the remainder of the year. Management will continue to monitor the beef market in 2008 and if there are significant changes in market conditions or attractive opportunities to contract later in the year, will consider entering into a fixed price purchasing agreement.
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
     Restaurant labor and related costs increased to 32.4% of net sales in the second quarter of 2008 from 32.1% in the second quarter of 2007 and to 31.8% for the first half of 2008 from 31.4% for the first half of 2007. These increases were due primarily to the effects of lower same store sales and higher labor costs incurred in the two new restaurants opened in the fourth quarter of 2007, with the effects of these factors being partially offset by lower incentive compensation and other employee benefits expense.
     The Company estimates that the impact of increases in minimum wage rates will be approximately $150,000 in 2008. Most of these increases relate to increases in minimum cash rates required by certain states to be paid to tipped employees. The increases in the federal minimum wage rate for non-tipped employees in 2007 and 2008 have not had, and are not expected to have, a significant impact on the Company because most of the Company’s non-tipped employees are already paid more than the federal minimum wage. The required federal minimum cash wage paid to tipped employees was not increased in 2007 or 2008.

     Depreciation and amortization of restaurant property and equipment increased by $147,000 in the second quarter of 2008 and $313,000 in the first six months of 2008 compared to the same periods in 2007 because of the effect of the new restaurants opened during the fourth quarter of 2007. The effect of the new restaurants as well as the effect of lower same store sales resulted in increases in this expense category as a percentage of net sales in the 2008 periods.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 20.9% of net sales in the second quarter of 2008, from 19.9% of net sales in the second quarter of 2007 and to 20.3% of net sales for the first half of 2008 compared to 19.4% in the same period of 2007. These increases were also due to the effects of the two new restaurants opened in the fourth quarter of 2007 and lower sales in the same store restaurant base.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $111,000 in the second quarter of 2008 versus the second quarter of 2007 due primarily to lower travel expenses and the absence in the 2008 quarter of bonus accruals for the corporate management staff, whereas such accruals were included in the second quarter of 2007. General and administrative expenses increased by $114,000 in the first half of 2008 compared to the first half of 2007 due primarily to increases in management training and employee relocation expenses, higher legal and accounting fees, and higher share-based compensation expense. These increases were partially offset by the absence of bonus accruals for the corporate management staff in 2008 and lower travel expenses.
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
     Pre-opening expense of $289,000 and $333,000 was incurred in the second quarter and first half of 2008, respectively, in connection with three J. Alexander’s restaurants under development during those periods which are expected to open in the last half of the year. The Company estimates that it will incur approximately $1.3 million of pre-opening expense during the last half of 2008 in connection with these restaurants.
Other Income (Expense)
     Interest expense decreased in the second quarter and first half of 2008 compared to the same periods in 2007 due to the effect of reductions in outstanding debt and capitalization of interest costs in connection with new restaurant development. Interest income decreased in the second quarter and first half of 2008 compared to the corresponding periods of 2007 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.

     Interest income is expected to continue to decrease in 2008 compared to the last half of 2007 due to the expected use of a significant portion of the Company’s surplus funds for restaurant development and lower expected yields on invested funds.
Income Taxes
     The Company’s income tax provisions for the first six months of 2008 and 2007 were based on estimated effective annual rates of 2.9% and 27.0%, respectively. These rates are lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. An income tax benefit of $273,000 was recorded in the second quarter of 2008 due to the effect of lowering the estimated annual effective rate for 2008 in the second quarter primarily because the Company’s estimate of pre-tax income for the year was lowered.
Outlook
     Management expects that the last half of 2008 will continue to be very challenging. The third quarter is typically one of the Company’s weaker sales periods and based on increasingly worsening sales trends in the third quarter to date, with same store sales in recent weeks having declined by 6% to 10%, and what appear to be worsening effects of economic considerations on discretionary spending by upscale consumers, management expects same store sales for the third quarter of 2008 will decrease by more than the decrease experienced in the second quarter of 2008. Because, as previously discussed, a significant portion of the Company’s labor and other operating expenses are fixed or semi-variable in nature, management expects that same store sales decreases in the third quarter will have a significant negative effect on the Company’s restaurant operating margins and profitability, especially given management’s expectation that input costs will continue to increase. In addition, operating losses are expected to be incurred during the quarter by a new restaurant which opened in August. As a result of the factors discussed above, management expects the Company will incur a significant net loss for the third quarter of 2008 even without the effect of pre-opening expense of approximately $900,000 which is expected to be incurred during the quarter which will further increase the net loss.
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

     The Company’s net cash provided by operating activities totaled $4,142,000 and $4,285,000 for the first six months of 2008 and 2007, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. Cash and cash equivalents on hand at June 29, 2008 were approximately $8.7 million. In addition, at June 29, 2008, the Company had due a federal income tax refund of approximately $925,000 which it expects to receive in 2008.
     The Company plans to open three new restaurants in 2008. Estimated cash expenditures for capital assets for the remainder of 2008 are approximately $10.1 million, a significant portion of which represents the costs to develop the new restaurants planned for the year.
     Management believes cash and cash equivalents on hand at June 29, 2008 combined with cash flow from operations will be adequate to meet the Company’s capital needs for 2008. Management currently does not plan to open any new restaurants in 2009 and is considering opening one or two new restaurants in 2010 depending on the availability of suitable sites and other factors. While management does not believe its longer-term growth plans will be constrained due to lack of capital resources, capital requirements for future growth could exceed the amount of funds currently on hand and which are expected to be generated by the Company’s operations. Management believes that, if needed, additional financing would be available for future growth through bank borrowing, additional mortgage or equipment financing, or the sale and leaseback of some or all of the Company’s unencumbered restaurant properties. There can be no assurance, however, that such financing, if needed, could be obtained or that it would be on terms satisfactory to the Company.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $21.5 million at June 29, 2008. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $23.1 million at June 29, 2008. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.2 million at June 29, 2008, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties.

Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio of at least 1.5 to 1 and a maximum adjusted debt to EBITDAR (as defined in the loan agreement) ratio of 3.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 1.75% to 2.25%, depending on the Company’s leverage ratio within a permitted range. The Company also pays a commitment fee of 0.125% to 0.3% per annum on the unused portion of the credit line, also depending on the Company’s leverage ratio. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of June 29, 2008.
     The Company was in compliance with the financial covenants of its debt agreements as of June 29, 2008. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
OFF BALANCE SHEET ARRANGEMENTS
     As of August 12, 2008, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note D, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of June 29, 2008, is as follows:

Wendy’s restaurants (20 leases)	$2,600,000
Mrs. Winner’s Chicken & Biscuits restaurants (20 leases)	800,000

Total contingent liability related to assigned leases	$3,400,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years which began after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective for fiscal years which began after November 15, 2007. Adoption of this Statement at the beginning of fiscal 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its 2009 Consolidated Financial Statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its 2009 Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is a smaller reporting issuer as defined in Item 10 of Regulation S-K and thus is not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholder the Company was held on May 13, 2008. At the meeting, the shareholders voted on the election of directors. A summary of the votes is as follows:

	For	Withhold Authority
E. Townes Duncan	5,747,702	180,990
Garland G. Fritts	5,775,899	152,793
Brenda B. Rector	5,777,748	150,944
J. Bradbury Reed	4,426,537	1,502,155
Joseph N. Steakley	5,754,004	174,688
Lonnie J. Stout II	4,462,829	1,465,863
Item 6. Exhibits
(a) Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: August 13, 2008	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	/s/ R. Gregory Lewis
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