Form 10-Q
period 2008-09-28
ALEXANDERS J CORP
filed 2008-11-12
CIK 103884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2008, 6,754,860 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	September 28	December 30
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,882	$11,325
Accounts and notes receivable	3,820	3,365
Inventories	1,248	1,297
Deferred income taxes	1,047	1,047
Prepaid expenses and other current assets	1,456	1,596

TOTAL CURRENT ASSETS	12,453	18,630

OTHER ASSETS	1,462	1,341

PROPERTY AND EQUIPMENT, at cost, less allowances for depreciation and amortization of $49,601 and $45,698 at September 28, 2008, and December 30, 2007, respectively	86,354	78,551

DEFERRED INCOME TAXES	5,583	5,341

DEFERRED CHARGES, less amortization	667	716

	$106,519	$104,579

	September 28	December 30
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,558	$5,885
Accrued expenses and other current liabilities	5,194	5,123
Unearned revenue	1,324	2,255
Current portion of long-term debt and obligations under capital leases	901	955

TOTAL CURRENT LIABILITIES	14,977	14,218

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	20,696	21,349

OTHER LONG-TERM LIABILITIES	7,037	6,431

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,686,559 and 6,655,625 shares at September 28, 2008, and December 30, 2007, respectively	334	333
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	36,187	35,764
Retained earnings	27,288	26,484

TOTAL STOCKHOLDERS’ EQUITY	63,809	62,581

	$106,519	$104,579

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Sept. 28	Sept. 30	Sept. 28	Sept. 30
	2008	2007	2008	2007
Net sales	$32,361	$33,356	$104,614	$104,623

Costs and expenses:
Cost of sales	10,695	10,945	33,546	33,938
Restaurant labor and related costs	11,469	11,068	34,421	33,430
Depreciation and amortization of restaurant property and equipment	1,492	1,304	4,382	3,881
Other operating expenses	7,426	6,736	22,105	20,571

Total restaurant operating expenses	31,082	30,053	94,454	91,820
General and administrative expenses	2,470	2,264	7,394	7,074
Pre-opening expense	872	537	1,205	593

Operating income (loss)	(2,063)	502	1,561	5,136
Other income (expense):
Interest expense	(402)	(406)	(1,281)	(1,357)
Interest income	27	127	130	486
Other, net	17	17	51	55

Total other expense	(358)	(262)	(1,100)	(816)

Income (loss) before income taxes	(2,421)	240	461	4,320
Income tax benefit (provision)	426	150	343	(952)

Net income (loss)	$(1,995)	$390	$804	$3,368

Basic earnings (loss) per share	$(.30)	$.06	$.12	$.51

Diluted earnings (loss) per share	$(.30)	$.06	$.12	$.48

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	Sept. 28	Sept. 30
	2008	2007

Cash flows from operating activities:
Net income	$804	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,427	3,939
Changes in working capital accounts	(934)	(1,985)
Other operating activities	732	786

Net cash provided by operating activities	5,029	6,108

Cash flows from investing activities:
Purchase of property and equipment	(9,667)	(8,342)
Other investing activities	(71)	(46)

Net cash used in investing activities	(9,738)	(8,388)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(707)	(659)
Decrease in bank overdraft	(524)	(1,113)
Payment of cash dividend	(666)	(657)
Exercise of stock options	121	379
Payment of required withholding taxes on behalf of an employee in connection with the net share settlement of an employee stock option exercised	—	(101)
Excess tax benefit related to share-based compensation	42	247

Net cash used in financing activities	(1,734)	(1,904)

Decrease in cash and cash equivalents	(6,443)	(4,184)
Cash and cash equivalents at beginning of period	11,325	14,688

Cash and cash equivalents at end of period	$4,882	$10,504

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$610	$123
Property and equipment obligations accrued at end of period	$3,281	$2,285
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
     Net income and comprehensive income are the same for all periods presented.
NOTE B — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
	Sept. 28	Sept. 30	Sept. 28	Sept. 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$(1,995)	$390	$804	$3,368

Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	6,679	6,639	6,672	6,607

Effect of dilutive securities	—	380	195	369

Adjusted weighted average shares (denominator for diluted earnings (loss) per share)	6,679	7,019	6,867	6,976

Basic earnings (loss) per share	$(.30)	$.06	$.12	$.51

Diluted earnings (loss) per share	$(.30)	$.06	$.12	$.48

     Due to the net loss incurred during the third quarter of 2008, all outstanding stock options were excluded from the computation of diluted loss per share for this period. The calculation of diluted earnings per share excludes stock options for the purchase of 305,000 shares of the Company’s common stock for the quarter ended September 30, 2007, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 603,000 and 202,000 shares of common stock were excluded from the diluted earnings per share calculations for the nine months ended September 28, 2008 and September 30, 2007, respectively.

NOTE C — INCOME TAXES
     The Company recorded an income tax benefit of $343,000 for the first nine months of 2008. This benefit relates primarily to the effect of FICA tip tax credits earned by the Company which exceed the tax liability computed at statutory rates and is based on the actual effective tax rate for the year-to-date period. Management does not believe a reasonable estimate of the year-to-date tax provision can be made using the estimated annual effective tax rate because the Company’s estimated pre-tax results for the year are expected to be close to break-even, and a relatively small change in the Company’s estimated operating results for the year could result in a large change in the estimated annual effective tax rate. The tax benefit for the third quarter of 2008 represents the difference in the benefit for the first nine months of 2008 and the expense recorded for the first half of 2008.
     The Company’s income tax provision for the first nine months of 2007 was based on an estimated effective rate of 23.3% for the fiscal year and also included a favorable adjustment of $55,000 which represents a discrete item recorded in connection with the finalization of tax matters upon filing of the Company’s income tax return for 2006. This rate is lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. Because the estimated annual effective rate for 2007 was lower than the estimated rate applied to the first half of the year, an income tax benefit was recorded in the third quarter of 2007 to adjust the year-to-date amount. The income tax benefit for the third quarter of 2007 also includes a favorable adjustment of $43,000 related to the discrete item noted above.
NOTE D — COMMITMENTS AND CONTINGENCIES
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to seven years. The total estimated amount of lease payments remaining on these 12 leases at September 28, 2008, was approximately $2.0 million. Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 19 leases at September 28, 2008, was approximately $1.0 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these seven leases as of September 28, 2008, was approximately $375,000.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

NOTE E — AMENDMENT TO LINE OF CREDIT AGREEMENT
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.2 million at September 28, 2008, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. On October 31, 2008, the Company entered into an amendment to the credit agreement which changed the maximum adjusted debt to EBITDAR ratio (as defined in the amendment) from 3.5 to 1 to 4.5 to 1 through March 29, 2009, after which time the ratio reverts to 3.5 to 1 at the end of each quarter thereafter. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio (also as defined in the amendment) of at least 1.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit, as amended, bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 2.25% to 3.75%, depending on the Company’s adjusted debt to EBITDAR ratio. The Company also pays a commitment fee of 0.25% to 0.75% per annum on the unused portion of the credit line, also depending on the Company’s adjusted debt to EBITDAR ratio. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. The Company was in compliance with the covenants of its bank credit agreement, as amended, at September 28, 2008 and there were no borrowings outstanding under the agreement as of that date.
NOTE F — RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years which began after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective for fiscal years which began after November 15, 2007. Adoption of this Statement at the beginning of 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its 2009 Consolidated Financial Statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its 2009 Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of J. Alexander’s Corporation (the “Company”) and related notes included elsewhere in this report and the Company’s audited consolidated financial statements and the notes thereto for the year ended December 30, 2007, appearing in its Annual Report on Form 10-K for the year ended December 30, 2007.
RESULTS OF OPERATIONS
Overview
     The Company operates upscale casual dining restaurants. At September 28, 2008, the Company operated 31 J. Alexander’s restaurants in 12 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
     The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy. Currently, however, the Company is experiencing decreases in same store sales as is further discussed under Net Sales, and these decreases are having a significant negative impact on the Company’s profitability. Management believes it will be very difficult to increase, or even maintain, same store sales levels until consumers regain their confidence and consumer spending improves. The Company’s newer restaurants are also experiencing difficulties in building sales in the current economic environment.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will help to maintain or increase net sales in the Company’s restaurants over time and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.
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
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to many other casual dining concepts and that it is necessary for the Company to achieve relatively high sales volumes in its restaurants in order to achieve desired financial returns. The Company’s criteria for new restaurant development target locations with high population densities and high household incomes which management believes provide the best prospects for achieving attractive financial returns on the Company’s investments in new restaurants. The Company opened one restaurant in the third quarter of 2008 and one restaurant at the beginning of the fourth quarter of 2008 and expects to open one additional restaurant in December of 2008.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	Sept. 28	Sept. 30	Sept. 28	Sept. 30
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.0	32.8	32.1	32.4
Restaurant labor and related costs	35.4	33.2	32.9	32.0
Depreciation and amortization of restaurant property and equipment	4.6	3.9	4.2	3.7
Other operating expenses	22.9	20.2	21.1	19.7

Total restaurant operating expenses	96.0	90.1	90.3	87.8
General and administrative expenses	7.6	6.8	7.1	6.8
Pre-opening expense	2.7	1.6	1.2	0.6

Operating income (loss)	(6.4)	1.5	1.5	4.9
Other income (expense):
Interest expense	(1.2)	(1.2)	(1.2)	(1.3)
Interest income	0.1	0.4	0.1	0.5
Other, net	0.1	0.1	—	0.1

Total other expense	(1.1)	(0.8)	(1.1)	(0.8)

Income (loss) before income taxes	(7.5)	0.7	0.4	4.1
Income tax benefit (provision)	1.3	0.4	0.3	(0.9)

Net income (loss)	(6.2)%	1.2%	0.8%	3.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	31	28

Average weekly sales per restaurant (1):
All restaurants	$81,600	$91,500	$89,100	$95,700
Percent change	-10.8%		-6.9%
Same store restaurants (2)	$84,300	$91,500	$91,100	$95,700
Percent change	-7.9%		-4.8%

(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the 28 restaurants open for more than 18 months.
Net Sales
     Net sales decreased by $995,000, or 3.0%, and by $9,000 in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007. These decreases were due to decreases in net sales in the same store restaurant base which more than offset net sales generated by two new restaurants opened in the fourth quarter of 2007 and one new restaurant opened in the third quarter of 2008.
     The reported average weekly consolidated and same store sales per restaurant have been adjusted for the effect of 22 sales days and estimated net sales of approximately $300,000 lost in the first nine months of 2008 due to a fire at the Company’s Denver restaurant and severe winter weather conditions in the Ohio market. Also, the Company’s fiscal calendar resulted in New Year’s Eve, when the Company typically experiences much higher than normal net sales, being included as the first day of fiscal 2008, but not being included in the first nine months of 2007. Management estimates that average weekly same store sales excluding the first day of the first nine months of both fiscal 2008 and 2007 decreased by 5.1% compared to the 4.8% decrease for the full nine months.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by less than 1.0% in 2008, to approximately $24.12 in the third quarter of 2008 and $24.41 in the first nine months of 2008. Management believes these increases were due primarily to the effect of higher menu prices which it estimates averaged approximately 0.3% and 1.0% higher in the third quarter and first nine months of 2008, respectively, than in the corresponding periods of 2007. Menu price increase estimates reflect menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Management estimates that weekly average guest counts decreased on a same store basis, as adjusted for sales days lost for the first nine months of 2008, by approximately 7.7% and 5.4% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.
     The Company’s same store sales have now decreased for four consecutive quarters. Management believes these decreases, as well as related guest count losses, are due to a significant slowdown in discretionary consumer spending due to the effects of rising inflation, the tightening of consumer credit and general concerns about lower home values, the financial markets and the U.S economy. The downturn in same store sales trends in recent months has affected virtually all of the Company’s restaurants, with the restaurants in Ohio and Illinois having been affected somewhat more than those in most other markets.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 96.0% of net sales in the third quarter of 2008 from 90.1% in the third period of the previous year and to 90.3% of net sales in the first nine months of 2008 from 87.8% in the first nine months of 2007 due primarily to the adverse effects of lower same store sales and the effect of three new restaurants opened since the third quarter of 2007, with the effects of these factors being partially offset by lower cost of sales for the first nine months of 2008. Restaurant operating margins decreased to 4.0% in the third quarter of 2008 from 9.9% in the third quarter of 2007 and to 9.7% in the first nine months of 2008 compared to 12.2% in the same period of 2007.
     Cost of sales, which includes the cost of food and beverages, increased by 0.2% as a percentage of net sales for the third quarter of 2008 and decreased by 0.3% as a percentage of net sales for the first nine months of 2008 compared to the same periods of 2007. During these periods, increases in input costs for a number of food products were largely offset by lower prices paid for beef which was purchased at weekly market prices beginning in March of 2008 rather than under a fixed price purchasing agreement as in 2007. The effect of lower prices paid for beef in 2008 reduced cost of sales by an estimated 1.0% of net sales in the third quarter of 2008 and 0.5% for the first nine months of 2008 compared to the same periods of 2007. In addition, cost of sales for the first nine months of 2008 included the settlement of a claim against a prospective vendor which decreased cost of sales for the period by 0.2%.
     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category. In recent years, the Company has entered into fixed price beef purchase agreements in an effort to minimize the impact of significant increases in the market price of beef. However, because of uncertainty in the beef market and the high prices at which beef has been quoted to the Company on a forward fixed price basis relative to current market prices, the Company has not entered into a fixed price beef purchase agreement to replace the agreement which expired in March of 2008, and has purchased beef based on weekly market prices since that time. Market prices for beef increased somewhat during the third quarter of 2008 compared to prices paid by the Company in the second quarter of 2008 and there can be no assurance prices will not increase further. Management will continue to monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract in the future, will consider entering into a fixed price purchasing agreement.
     Management expects the Company to experience increases in many of the food commodities it purchases for the remainder of 2008 and throughout 2009. However, management is uncertain at this time to what extent it will raise menu prices in response to such increases because the Company is experiencing decreases in same store guest counts and continues to have concerns about reduced spending by consumers.
     Restaurant labor and related costs increased to 35.4% of net sales in the third quarter of 2008 from 33.2% in the third quarter of 2007 and to 32.9% for the first nine months of 2008 from 32.0% for the first nine months of 2007. These increases were due primarily to the effects of lower same store sales and higher labor costs incurred in the three new restaurants opened since the third quarter of 2007, with the effects of these factors being partially offset by lower incentive compensation and other employee benefits expense.
     The Company estimates that the impact of increases in minimum wage rates will be approximately $150,000 in 2008 and $300,000 in 2009. Most of these increases relate to increases in minimum cash rates required by certain states to be paid to tipped employees. The increases in the federal minimum wage rate for non-tipped employees in 2007 and 2008 have not had, and are not expected to have, a significant impact on the Company because most of the Company’s non-tipped employees are already paid more than the federal minimum wage. The required federal minimum cash wage paid to tipped employees was not increased in 2007 or 2008.

     Depreciation and amortization of restaurant property and equipment increased by $188,000 in the third quarter of 2008 and $501,000 in the first nine months of 2008 compared to the same periods in 2007 because of the effect of the three new restaurants opened since the third quarter of 2007. The effect of the new restaurants as well as the effect of lower same store sales resulted in increases in this expense category as a percentage of net sales in the 2008 periods.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 22.9% of net sales in the third quarter of 2008, from 20.2% of net sales in the third quarter of 2007 and to 21.1% of net sales for the first nine months of 2008 compared to 19.7% in the same period of 2007. These increases were also due to the effects of the three new restaurants opened since the third quarter of 2007 and lower sales in the same store restaurant base.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $206,000 in the third quarter of 2008 versus the third quarter of 2007 due primarily to a reduction in general and administrative expenses in the third quarter of 2007 resulting from the elimination of bonus accruals made during the first half of 2007 for the corporate management staff. General and administrative expenses increased by $320,000 in the first nine months of 2008 compared to the same period of 2007. Included in this increase were higher compensation and employee relocation expenses, higher legal and accounting fees, higher share-based compensation expense and the cost of marketing research. These increases were partially offset by lower travel expenses.
Pre-Opening Expense
     Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities. Pre-opening expense also includes rent expense for leased properties for the period of time between the Company taking control of the property and the opening of the restaurant.
     Pre-opening expense of $872,000 and $1,205,000 was incurred in the third quarter and first nine months of 2008, respectively, in connection with three J. Alexander’s restaurants under development during those periods. The Company estimates that it will incur approximately $400,000 of additional pre-opening expense during the fourth quarter of 2008 in connection with the third of these new restaurants which is expected to open in December. Pre-opening expense is higher in 2008 than 2007 primarily because an additional restaurant is being opened in 2008.
Other Income (Expense)
     Interest expense for the third quarter and first nine months of 2008 decreased compared to the comparable periods of 2007 primarily because of the effect of reductions in outstanding debt. For the third quarter of 2008, the effect of lower outstanding debt was partially offset by a reduction in interest costs capitalized in connection with new restaurant development. For the first nine months of 2008, capitalized interest costs increased compared to the same period of 2007, contributing to the decrease in total interest expense.
     Interest income decreased in the third quarter and first nine months of 2008 compared to the corresponding periods of 2007 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds. Interest income is expected to continue to decrease in the fourth quarter of 2008 compared to the last quarter of 2007 due to the use of a significant portion of the Company’s surplus funds for restaurant development and lower expected yields on invested funds.
Income Taxes
     The Company recorded an income tax benefit of $343,000 for the first nine months of 2008. This benefit relates primarily to the effect of FICA tip tax credits earned by the Company which exceed the tax liability computed at statutory rates and is based on the actual effective tax rate for the year-to-date period. Management does not believe a reasonable estimate of the year-to-date tax provision can be made using the estimated annual effective tax rate because the Company’s estimated pre-tax results for the year are expected to be close to break-even, and a relatively small change in the Company’s estimated operating results for the year could result in a large change in the estimated annual effective tax rate. The tax benefit for the third quarter of 2008 represents the difference in the benefit for the first nine months of 2008 and the expense recorded for the first half of 2008.
     The Company’s income tax provision for the first nine months of 2007 was based on an estimated effective rate of 23.3% for the fiscal year and also included a favorable adjustment of $55,000 which represents a discrete item recorded in connection with the finalization of tax matters upon filing of the Company’s income tax return for 2006. This rate is lower than the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes. Because the estimated annual effective rate for 2007 was lower than the estimated rate applied to the first half of the year, an income tax benefit was recorded in the third quarter of 2007 to adjust the year-to-date amount. The income tax benefit for the third quarter of 2007 also includes a favorable adjustment of $43,000 related to the discrete item noted above.
Outlook
     Management expects that the final quarter of 2008 as well as 2009 will continue to be very challenging. Because, as previously discussed, a significant portion of the Company’s labor and other operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales, which management expects will persist for at least several more months and which could worsen, will have a significant negative effect on the Company’s restaurant operating margins and profitability in 2008 and 2009, especially given management’s expectation that input costs and other restaurant operating expenses will also continue to increase and that certain of the Company’s newer restaurants are performing at sales levels below management’s expectations and are expected to incur operating losses for an additional period of time.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are primarily for the development and construction of new J. Alexander’s restaurants, for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations. Additionally, the Company paid cash dividends to all shareholders aggregating $666,000, $657,000 and $653,000 in January of 2008, 2007 and 2006, respectively, which dividends met the requirements to extend certain contractual standstill restrictions under an agreement with the Company’s largest shareholder. The Company will consider whether or not to pay additional dividends in the future. The Company has met its needs and maintained liquidity in recent years primarily through use of cash and cash equivalents on hand, cash flow from operations and the availability of a bank line of credit.
     Cash and cash equivalents on hand at September 28, 2008 was approximately $4.9 million, down significantly from $11.3 million at the end of 2007 due to the use of a portion of these funds for restaurant development during 2008. Primarily because of the decrease in cash and cash equivalents, the Company had a working capital deficit of $2,524,000 at September 28, 2008 compared to a positive working capital position of $4,412,000 at December 30, 2007. The Company does not believe its working capital deficit impairs the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.
     The Company’s net cash provided by operating activities totaled $5,029,000 and $6,108,000 for the first nine months of 2008 and 2007, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. The Company expects to receive federal income tax refunds of approximately $1.4 million in the fourth quarter of 2008.
     The Company opened its second new restaurant in 2008 on September 29th, and expects to open one additional restaurant in December of 2008. Estimated cash expenditures for capital assets for the remainder of 2008 are approximately $3.9 million, a significant portion of which represents the costs to develop the new restaurants.
     Management currently does not plan to open any new restaurants in 2009 and is opting to be cautious and conserve the Company’s capital until there is a clearer picture of the future of the economy before making any additional commitments for new restaurants. Additionally, new restaurant development could be constrained due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering recent tightening in the credit markets.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $21.3 million at September 28, 2008. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through

November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22.8 million at September 28, 2008. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.2 million at September 28, 2008, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. On October 31, 2008, the Company entered into an amendment to the credit agreement which changed the maximum adjusted debt to EBITDAR ratio (as defined in the amendment) from 3.5 to 1 to 4.5 to 1 through March 29, 2009, after which time the ratio reverts to 3.5 to 1 at the end of each quarter thereafter. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio (also as defined in the amendment) of at least 1.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit, as amended, bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 2.25% to 3.75%, depending on the Company’s adjusted debt to EBITDAR ratio. The Company also pays a commitment fee of 0.25% to 0.75% per annum on the unused portion of the credit line, also depending on the Company’s adjusted debt to EBITDAR ratio. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of September 28, 2008.
     The Company believes that cash and cash equivalents on hand at September 28, 2008 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs through 2009. However, depending on the Company’s future operating results and cash flow generated from operations, it is possible that the Company could need additional sources of funds and it intends to attempt to extend its bank line of credit prior to its expiration. In addition, the Company may consider additional forms of financing such as equipment leasing or financing in order to increase its cash position. Continued significant decreases in same store sales, higher expenses, the inability of the Company to renew its bank line of credit on a satisfactory basis, or the failure by the Company to comply with its debt covenants could require the Company to seek additional financing on an accelerated basis. If additional financing is needed but not available on acceptable terms, or at all, the Company’s financial condition and results of operations could be materially adversely affected. The Company was in compliance with the financial covenants of its debt agreements, as amended, as of September 28, 2008.

OFF BALANCE SHEET ARRANGEMENTS
     As of November 11, 2008, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note D, “Commitments and Contingencies”, to the Condensed Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of September 28, 2008, is as follows:

Wendy’s restaurants (19 leases)	$2,400,000
Mrs. Winner’s Chicken & Biscuits restaurants (19 leases)	1,000,000

Total contingent liability related to assigned leases	$3,400,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.
RECENT ACCOUNTING PRONOUNCEMENTS
     In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years which began after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective for fiscal years which began after November 15, 2007. Adoption of this Statement at the beginning of 2008 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its 2009 Consolidated Financial Statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its 2009 Consolidated Financial Statements.
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
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. The Company’s ability to pay a dividend will depend on its financial condition and results of operations at any time a dividend is considered or paid. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and increase sales and operating margins in its restaurants; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and The NASDAQ Stock Market. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 for a description of a number of risks and uncertainties which could affect actual results.
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

J. ALEXANDER’S CORPORATION
Date: November 12, 2008	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2008	/s/ R. Gregory Lewis
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