Form 10-K
period 2008-12-28
ALEXANDERS J CORP
filed 2009-03-30
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
For the fiscal year ended December 28, 2008.
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                                          to                                         .
Commission file number 1-8766
J. ALEXANDER’S CORPORATION
(Exact name of Registrant as specified in its charter)

Tennessee	62-0854056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 24300
3401 West End Avenue
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 269-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which registered:
Common stock, par value $.05 per share, with associated
Series A junior preferred stock purchase rights.	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on The NASDAQ Stock Market LLC (“NASDAQ Stock Market”) of such stock as of June 27, 2008, the last business day of the Company’s most recently completed second fiscal quarter, was $28,408,572, assuming that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.
The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 27, 2009, was 6,754,860.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 19, 2009 are incorporated by reference into Part III hereof.

PART I
Item 1. Business
     J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of December 28, 2008, operated as a proprietary concept 33 J. Alexander’s full-service, casual dining restaurants located in Alabama, Arizona, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.
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
     Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $9.00 to $30.00. The Company estimates that the average check per customer for fiscal 2008, including alcoholic beverages, was $24.48. J. Alexander’s net sales during fiscal 2008 were $139.8 million, of which alcoholic beverage sales accounted for 17.5%.
     Company opened its first J. Alexander’s restaurant in Nashville, Tennessee in 1991. The number of J. Alexander’s restaurants opened by year is set forth in the following table:

Year	Restaurants Opened
1991	1
1992	2
1994	2
1995	4
1996	5
1997	4
1998	2
1999	1
2000	1
2001	2
2003	3
2005	1
2007	2
2008	3
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

     Each J. Alexander’s restaurant employs approximately 30 to 50 service personnel, 20 to 25 kitchen employees, 8 to 10 hosts or hostesses and six to eight pubkeeps. The Company places significant emphasis on its initial training program. In addition, the coaches hold training breakfasts for the service staff to further enhance their product knowledge. Management believes J. Alexander’s restaurants have a low table to server ratio compared to many other casual dining restaurants, which is designed to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary food in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company’s standards. Further, all members of the service staff are trained to know the Company’s product specifications and to alert management of any potential problems.
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
     The design of J. Alexander’s restaurant exteriors has evolved through the years. Several of the Company’s newer restaurants feature a patio complemented by an exposed fire pit, designed to enhance the guests’ overall dining experience. The Company’s restaurants opened from 2001 through 2003 in Boca Raton, Florida, Atlanta, Georgia and Northbrook, Illinois utilize a Wrightian architectural style featuring a high central-barreled roof and exposed structural steel system over an open, symmetrical floor plan. Angled window wall projections from the dining room provide a focus into the interior and create an anchor for the building. A garden seating area for waiting is provided by the patio and open trellis adjacent to the entrance, integrating the building into the adjacent landscape.
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
     Management does not plan to open any new restaurants in 2009 and is opting to be cautious and conserve the Company’s capital until there is a clearer picture of the future of the economy before making any additional commitments for new restaurants. Capital expenditures for 2009 are estimated to total $3.3 million and are primarily for additions and improvements to existing restaurants. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant is currently approximately $4.0 to $4.9 million, although costs could be much higher in certain locations. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to locate sites that are available for purchase and the Company has leased the sites for all but two of its 15 restaurants opened since 1997 and has not purchased a restaurant site since 2002. Management anticipates that the cost of future sites, when and if purchased, will range from $1.5 to $2.5 million, and could exceed this range for exceptional properties.
     The Company intends to resume new restaurant development in the future. The timing and number of restaurant openings will depend, however, upon a number of factors including improvement in the state of the U.S. economy, the operating and financial condition of the Company, the selection and availability of suitable sites, and the Company’s ability to finance new restaurant development on a basis satisfactory to the Company. The Company has no plans to franchise J. Alexander’s restaurants.
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
PERSONNEL
     As of December 28, 2008, the Company employed approximately 2,850 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.
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

     Alcoholic beverage control regulations require each of the Company’s J. Alexander’s restaurants to apply for and obtain from state and local authorities a license or permit to sell alcoholic beverages on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required alcoholic beverage licenses would adversely affect the restaurant’s operations. In certain states, the Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the 13 states where J. Alexander’s operates, 11 have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage with an aggregate limit and a limit per “common cause” of $1 million as part of its comprehensive general liability insurance.
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

Name and Age	Background Information
R. Gregory Lewis, 56	Chief Financial Officer since July 1986; Vice-President of Finance and Secretary since August 1984.

J. Michael Moore, 49	Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 46	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 62	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.
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
FORWARD-LOOKING STATEMENTS
     The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, economic conditions, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

Item 1A. Risk Factors
     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.
     Economic conditions are affecting consumer spending and may continue to harm the Company’s business and operating results. The current recession and continuing deterioration in the U.S. economy have negatively affected the Company’s business and operating results and are expected to continue to do so for an additional period of time. Dramatic declines in home values, tightening credit, increasing unemployment, investment losses and turmoil in the financial markets have led to lack of consumer confidence and lower discretionary consumer spending. Continued weakness in consumer spending is expected to continue to have an adverse impact on the Company’s revenues and results of operations, and could potentially result in the Company recording asset impairment charges in the future.
     Management does not believe that economic conditions are likely to improve significantly in the near future, and the effects of future recessionary conditions on the Company are unknown. There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment. Additionally, management believes there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.
     Failure to maintain the Company’s bank credit facility could have a material adverse effect on its liquidity and financial condition. The Company maintains a $10 million bank line of credit facility which expires on July 1, 2009. Additionally, while the Company was in compliance with all financial covenants required by the line of credit agreement at December 28, 2008, management does not expect the Company will be in compliance with certain of those covenants as of the end of the first quarter of 2009. Accordingly, management intends to attempt to amend and extend the bank line of credit agreement in the near future. Nevertheless, management believes that cash and cash equivalents on hand at December 28, 2008 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs at least through 2009, and therefore the Company does not currently intend to incur any borrowings under the line of credit unless the Company amends and extends the bank line of credit agreement. The inability of the Company to amend and renew the agreement on a satisfactory basis could require the Company to seek additional financing. If additional financing is needed but not available on acceptable terms, or at all, the Company’s financial condition and liquidity could be materially adversely affected.
     The Company Faces Challenges in Opening New Restaurants. The Company’s continued growth depends in part on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. The success of these new restaurants may be affected by different competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s. As a result, costs incurred related to the opening, operation and promotion of these new restaurants may be greater than those incurred in other areas. In addition, it has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity. Further, the Company anticipates that some newer restaurants will require longer periods to build sales in the current recessionary economy. At December 28, 2008, the Company operated 33 J. Alexander’s restaurants. Because of the Company’s relatively small restaurant base, an unsuccessful new restaurant could have a more adverse effect in relation to the Company’s consolidated results of operations than would be the case in a restaurant company with a greater number of restaurants.
     The Company Faces Intense Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company’s restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. The Company’s inability to compete successfully with other restaurants in new or existing markets could prevent it from increasing or sustaining revenues and profitability and could have a material adverse effect on its business, results of operations and financial condition.
     The Company May Experience Fluctuations in Quarterly Results. The Company’s quarterly results of operations are affected by sales levels, the timing of the opening of new J. Alexander’s restaurants, and fluctuations in the cost of food, labor, employee benefits, utilities and similar costs over which the Company has limited or no control. The Company’s operating results may also be affected by inflation or other non-operating items which the Company is unable to predict or control. In the past, management has attempted to anticipate and avoid material adverse effects on the Company’s profitability due to increasing costs through its purchasing practices and menu price adjustments, but there can be no assurance that it will be able to do so in the future.
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
     Changes In Food Costs Could Negatively Impact The Company’s Net Sales and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. While the Company has entered into fixed price beef purchase agreements in recent years in an effort to minimize the impact of significant increases in the market price of beef, it did not enter into such an agreement following the expiration of its most recent contract in March of 2008 and has purchased beef at weekly market prices since that date because uncertainty in the beef market has resulted in high quoted prices at which beef could be purchased on a forward fixed price basis relative to market prices. This strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly in the future. Should circumstances change and management believes it would be to the Company’s advantage to enter into a fixed price agreement, it will consider doing so at that time. Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations.
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
     Litigation Could Have a Material Adverse Effect on the Company’s Business. From time to time, the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage or other discrimination, harassment or wrongful termination. Any claims may be expensive to defend and could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a materially adverse effect on the Company’s business.
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
     The Company’s business may be adversely affected if its network security is compromised. In connection with credit card sales, the Company transmits confidential credit card information by way of secure private retail networks and relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as guest credit card information. If any compromise of the Company’s security were to occur, it could have a material adverse effect on the reputation, business, operating results and financial condition of the Company, and could result in a loss of guests. A party who is able to circumvent existing security measures could damage the Company’s reputation, cause interruptions in its operations and/or misappropriate proprietary information which, in turn, could disrupt its operations and cause it to incur liability for any resulting losses or damages.
     The Company has made significant efforts to secure its computer network. However, the Company’s computer network could be compromised and confidential information such as guest credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits, or cause the Company to incur significant costs to reimburse third parties for damages which could impact profits. Although the Company has upgraded its systems and procedures to meet the Payment Card Industry (“PCI”) data security standards, failure by the Company to maintain compliance with the PCI security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company’s ability to accept payment cards.
     Compliance With Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses. Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, various SEC regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. The Company remains committed to maintaining high standards of corporate governance and public disclosure and intends to invest all reasonably necessary resources to comply with evolving standards. This investment will, however, result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
     Tennessee Anti-takeover Statutes and the Company’s Shareholder Rights Plan Could Delay or Prevent Offers to Acquire the Company. As a Tennessee corporation, the Company is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. In addition, the Company has in place a shareholder rights plan as described in Note I to its Consolidated Financial Statements. These statutes and the shareholder rights plan may delay or prevent offers to acquire the Company and increase the difficulty of consummating any such offers, even if an acquisition of the Company would be in the best interests of the Company’s shareholders.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     As of December 28, 2008, the Company had 33 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:

	Site and	Site Leased
	Building	and Building	Space
	Owned by the	Owned by the	Leased to the
Location	Company	Company	Company	Total
Alabama	1	0	0	1
Arizona	0	1	0	1
Colorado	1	0	0	1
Florida	2	4	1	7
Georgia	1	1	0	2
Illinois	2	0	1	3
Kansas	1	0	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	2	5
Texas	0	1	1	2

Total	15	12	6	33

(a)	See Item 1 for additional information concerning the Company’s restaurants.
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
Item 3. Legal Proceedings
     As of March 27, 2009, the Company was not a party to any pending legal proceedings considered material to its business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The common stock of J. Alexander’s Corporation is listed on the NASDAQ Stock Market under the symbol JAX. For 2007 and a portion of 2008, the Company’s common stock was listed on the American Stock Exchange. The approximate number of record holders of the Company’s common stock at March 27, 2009, was 1,100. The following table summarizes the price range of the Company’s common stock for each quarter of 2008 and 2007, as reported from price quotations from the NASDAQ Stock Market (after May 27, 2008) or the American Stock Exchange, and the dividends declared and paid per share with respect to the periods indicated:

			Dividends	Dividends
2008:	Low	High	Paid	Declared
1 st Quarter	$6.90	$11.60	$.10	$—
2 nd Quarter	6.36	8.50	—	—
3 rd Quarter	5.00	7.00	—	—
4 th Quarter	1.54	6.08	—	—

			Dividends	Dividends
2007:	Low	High	Paid	Declared
1 st Quarter	$8.65	$11.49	$.10	$—
2 nd Quarter	11.14	15.39	—	—
3 rd Quarter	11.00	14.52	—	—
4 th Quarter	9.21	13.72	—	.10
     The Company’s Board of Directors determined not to pay a dividend in January of 2009 in order to conserve capital and maintain the Company’s financial flexibility in the current economic environment. Payment of future dividends will be within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.
     While the Company believes the Company’s Employee Stock Ownership Plan (the “ESOP”) and its independent trustee act independently of the Company and is not an “affiliated purchaser” of the Company pursuant to applicable SEC rules and regulations, the following disclosure regarding the ESOP’s purchase of the Company’s stock is made in the event that the ESOP is deemed to be an “affiliated purchaser” of the Company. The following table provides information relating to the ESOP’s purchase of common stock for the fourth quarter of 2008.

Maximum
			Total	Number
			Number of	(or Approximate)
			Shares	Dollar Value) of
			(or Units)	Shares that
			Purchased as	May Yet Be
	Total of		Part of Publicly	Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased [1]	per Share	Programs	(in thousands) [2]
October 2008
09-29-08 to 10-26-08	—	$—	—	N/A
November 2008
10-27-08 to 11-23-08	1,000	2.64	—	N/A
December 2008
11-24-08 to 12-28-08	42,465	2.31	—	N/A

[1]	All purchases were made through open market transactions.

[2]	The ESOP may make additional purchases in the future in connection with the administration of the ESOP.

Equity Compensation Plan Information
     Information about the Company’s equity compensation plans at December 28, 2008 was as follows:

	Number of		Number of
	Securities to be Issued		Securities Remaining
	upon	Weighted Average	Available for
	Exercise of	Exercise Price of	Future Issuance
	Outstanding	Outstanding	under Equity
	Options, Warrants	Options, Warrants	Compensation
	and Rights	and Rights	Plans) (1)
Equity compensation plans approved by security holders	1,036,450	$8.62	132,716
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,036,450	$8.62	132,716

(1)	Includes 57,169 shares available to be issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and 75,547 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note G for more information on these plans.

Item 6. Selected Financial Data
     The following table sets forth selected financial data for each of the years in the five-year period ended December 28, 2008:

	Years Ended
	December 28	December 30	December 31	January 1	January 2
(Dollars in thousands, except per share data)	2008	2007	2006	2006	2005 [1]
Operations
Net sales	$139,755	$141,268	$137,658	$126,617	$122,918
Pre-opening expense	1,626	939	—	411	—
Income (loss) before income taxes	(912)	5,694	6,185	4,425	4,378
Net income	105	4,554	4,717	3,560	4,822 [2]
Depreciation and amortization	6,101	5,482	5,391	5,039	4,923
Cash flows provided by operations	6,680	9,198	10,862	7,406	8,936
Purchase of property and equipment	14,248	11,876	3,632	6,461	3,010

Financial Position (end of period)
Cash and cash equivalents	$2,505	$11,325	$14,688	$8,200	$6,129
Property and equipment, net	86,547	78,551	71,815	74,187	72,425
Total assets	105,569	104,463	99,414	94,300	89,554
Long-term debt and obligations under capital leases (excluding current portion)	20,401	21,349	22,304	23,193	24,017
Deferred compensation obligations	2,414	1,823	1,622	1,422	1,288
Deferred rent obligations and other deferred credits	6,340	4,608	3,931	3,681	3,255
Stockholders’ equity	63,396	62,581	57,830	53,107	49,602

Per Share Data
Basic earnings per share	$.02	$.69	$.72	$.55	$.75
Diluted earnings per share	.02	.65	.69	.52	.71
Dividends declared per share	—	.10	.10	.10	—
Stockholders’ equity	9.39	9.40	8.80	8.13	7.68
Market price at year-end	2.01	9.95	8.91	8.02	7.40

J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant	$4,566	$4,971	$4,909	$4,644	$4,462
Restaurants open at year-end	33	30	28	28	27

[1]	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.

[2]	Includes deferred income tax benefit of $1,531 related to an adjustment of the Company’s beginning of the year valuation allowance for deferred income tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At December 28, 2008, the Company operated 33 J. Alexander’s restaurants in 13 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
     The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the categories above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy. In the current recession, however, the Company is experiencing decreases in same store sales as is further discussed under Net Sales, and these decreases are having a significant negative impact on the Company’s profitability. Management believes it will be difficult to increase, or even maintain, same store sales levels until consumers regain their confidence and consumer spending improves. In addition, some of the Company’s newer restaurants are experiencing difficulties in building sales in the current economic environment.
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
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because a significant portion of restaurant operating expenses are fixed or semi-variable in nature, changes in sales levels in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales. Restaurant profitability can also be negatively affected by inflationary increases in operating costs and other factors. Management believes that excellence in restaurant operations, and particularly providing exceptional guest service, will help to maintain or increase net sales in the Company’s restaurants over time and will support menu pricing levels which allow the Company to achieve reasonable operating margins while absorbing the higher costs of providing high-quality dining experiences and operating cost increases.
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
     Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors. The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests. Management believes that restaurant operating margin, which represents net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by the level of sales achieved, menu offering and pricing strategies, and the management and control of restaurant operating expenses in relation to net sales.
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
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation. The Company opened three new restaurants in the last half of 2008 and two new restaurants in the fourth quarter of 2007. No new restaurants were opened in 2006 and none are planned for 2009.
     The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.2	32.5	32.5
Restaurant labor and related costs	33.3	31.9	31.6
Depreciation and amortization of restaurant property and equipment	4.2	3.7	3.8
Other operating expenses	21.4	19.6	19.5

Total restaurant operating expenses	91.2	87.7	87.4

General and administrative expenses	7.2	6.8	7.0
Pre-opening expense	1.2	0.7	—

Operating income	0.4	4.8	5.6

Other income (expense):
Interest expense	(1.2)	(1.3)	(1.4)
Interest income	0.1	0.4	0.3
Other, net	—	0.1	0.1

Total other expense	(1.1)	(0.8)	(1.1)

Income (loss) before income taxes	(0.7)	4.0	4.5
Income tax benefit (provision)	0.7	(0.8)	(1.1)

Net income	0.1%	3.2%	3.4%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	33	30	28
Average weekly net sales per restaurant	$87,800	$95,600	$94,400

Net Sales
     Net sales decreased by $1.5 million, or 1.1%, in fiscal 2008 compared to fiscal 2007. This decrease was due to a decrease in net sales in the same store restaurant base which more than offset net sales generated by new restaurants opened in 2007 and 2008. The decrease included estimated sales of $425,000 lost due to fires in two of the Company’s restaurants. Net sales increased by $3.6 million, or 2.6%, in fiscal 2007 compared to 2006 due to an increase in net sales for restaurants in the same store base and sales from the two new restaurants which opened in the last quarter of 2007.
     Average weekly same store sales per restaurant decreased by 5.7% to $90,300 in 2008 from $95,800 in 2007 on a base of 28 restaurants. Same store sales averaged $95,600 per restaurant per week in 2007, an increase of 1.6% over 2006 on a base of 28 restaurants.
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
     Management estimates the average check per guest, including alcoholic beverage sales, increased by less than 1.0% to $24.48 in 2008. The average guest check in 2007 increased by approximately 6.4% over the average check in 2006. Management believes the increase in 2007 was the result of a combination of factors including higher menu prices, increased wine sales, which management believes were due to additional emphasis placed on the Company’s wine feature program, and emphasis on the Company’s special menu features which generally are priced higher than many of the Company’s other menu offerings. Management estimates that average menu prices increased by less than 1.0% in 2008 over 2007 and by approximately 3.3% in 2007 over 2006. These price increase estimates reflect nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by customers. Management estimates that weekly average guest counts decreased on a same store basis, as adjusted for days restaurants were closed, by approximately 6.1% in 2008 compared to 2007 and by approximately 4.8% in 2007 compared to 2006.
     The Company’s same store sales have decreased for five consecutive quarters, with the downturn first noted in mid-September of 2007 and all restaurants in the same store restaurant base experiencing decreases in sales in 2008 compared to 2007. Management believes these decreases are due to a significant slowdown in discretionary consumer spending caused by recessionary economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil in the financial markets.
     The Company recognizes revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed. These revenues are included in net sales in the amounts of $273,000, $300,000 and $266,000 for 2008, 2007 and 2006, respectively.
Restaurant Costs and Expenses
     Total restaurant operating expenses were 91.2% of net sales in 2008, up from 87.7% in 2007 and 87.4% in 2006. The increase in 2008 was due primarily to the adverse effects of lower same store sales and the effect of five new restaurants opened since the third quarter of 2007, with the effects of these factors being partially offset by lower cost of sales for 2008. The increase in 2007 was primarily due to an increase in labor and related costs. Restaurant operating margins were 8.8% in 2008, 12.3% in 2007 and 12.6% in 2006.
     Cost of sales, which includes the cost of food and beverages, was 32.2% of net sales in 2008, down slightly from 32.5% of net sales in both 2007 and 2006. During 2008, the effect of lower prices paid for beef more than offset increases in input costs for a number of food products. Also, cost of sales for 2008 included the settlement of a claim against a prospective vendor which decreased cost of sales for the year by 0.1% of net sales. There was no change in cost of sales as a percentage of net sales in 2007 compared to 2006 as lower alcoholic beverage costs and the effect of menu price increases more than offset higher input costs for beef, poultry, dairy products, salmon and other food products.

     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category. In 2007 and 2006, the Company entered into fixed price beef purchase agreements for most of its beef in an effort to minimize the impact of significant increases in the market price of beef. Because of uncertainty in the beef market and the high prices at which beef was quoted to the Company on a forward fixed price basis relative to market prices, the Company did not enter into a fixed price beef purchase agreement to replace the fixed price agreement which expired in March of 2008. Since that time, the Company has purchased beef based on weekly market prices which have generally been lower than the contract prices paid by the Company for beef for most of 2007. The effect of this change reduced cost of sales by an estimated 0.8% of net sales for 2008 compared to the contract prices paid in 2007. Higher prices paid for beef in 2007 compared to 2006 increased the Company’s cost of beef by an estimated $1,100,000, or 0.8% of net sales.
     While management believes that purchasing beef at weekly market prices has been beneficial to the Company, this strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly in the future. Management will continue to monitor the beef market in 2009 and if there are significant changes in market conditions or attractive opportunities to contract later in the year, will consider entering into a fixed price purchasing agreement.
     While prices of some food commodities have increased significantly over the past two years, management believes that most food commodity prices will be more stable, and in some cases favorable, in 2009 compared to 2008.
     Restaurant labor and related costs increased to 33.3% of net sales in 2008 from 31.9% in 2007 due primarily to the effects of lower same store sales and higher labor costs incurred in the five new restaurants opened since the third quarter of 2007, with the effects of these factors being partially offset by lower incentive compensation and other employee benefits expense. Restaurant labor and related costs increased to 31.9% of net sales in 2007 from 31.6% in 2006 due primarily to the effect of higher labor costs incurred in the two new restaurants opened in the fourth quarter of 2007. In existing restaurants in 2007, higher wage rates, including those resulting from increases in minimum wage rates, and management salaries were generally offset by more efficient labor management, the effects of higher menu prices and lower incentive compensation.
     The Company estimates that the impact of increases in minimum wage rates was approximately $150,000 in 2008 and $560,000 in 2007, and that the impact will be approximately $300,000 in 2009. Most of these increases relate to increases in minimum cash rates required by certain states to be paid to tipped employees. The increases in the federal minimum wage rate for non-tipped employees in 2008 and 2007 did not have a significant impact on the Company because most of the Company’s non-tipped employees were already paid more than the federal minimum wage. The required federal minimum cash wage paid to tipped employees was not increased in 2007 or 2008.
     Depreciation and amortization of restaurant property and equipment increased by $644,000 in 2008 compared to 2007 because of the additional expense for the five new restaurants opened since the third quarter of 2007. The effect of the new restaurants as well as the effect of lower same store sales resulted in an increase in this expense category as a percentage of net sales in 2008. Depreciation and amortization of restaurant property and equipment increased by $88,000 in 2007 compared to 2006 because of new restaurants opened during 2007.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 21.4% of net sales in 2008, from 19.6% of net sales in 2007 and 19.5% of net sales in 2006. The increase in 2008 was due to the effects of the five new restaurants opened since the third quarter of 2007 and lower sales in the same store restaurant base. The increase in 2007 was primarily due to higher utility costs, credit card fees and contracted maintenance and service costs which were largely offset by lower costs for operating supplies and certain other operating expenses.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $436,000 in 2008 compared to 2007 due primarily to expenses related to modifications made in the fourth quarter of 2008 to executive salary continuation agreements, higher share-based compensation expense and the cost of marketing research. These increases were partially offset by lower travel expenses and lower franchise taxes which resulted from the classification of certain state taxes as income taxes rather than franchise taxes in 2008. General and administrative expenses decreased slightly in 2007 compared to 2006. Significant factors favorably affecting the comparison of

2007 to 2006 included the elimination of incentive compensation accruals for the corporate management staff for 2007, as Company incentive performance targets were not attained, lower management training expenses, and the absence in 2007 of marketing research costs which were incurred in 2006. The impact of these factors was largely offset by increases in certain other expenses including accounting and auditing fees, travel expenses, corporate staff salary expense and share-based compensation expense.
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
     The Company incurred pre-opening expense of $1,626,000 in 2008 when three new restaurants were opened compared to $939,000 in 2007 when two new restaurants opened. No pre-opening expense was incurred in 2006 because no new restaurants were opened or under development during that time. Because the Company does not expect to open any new J. Alexander’s restaurants in 2009, no pre-opening expense is expected to be incurred for the year.
Other Income (Expense)
     Interest expense decreased in 2008 compared to 2007 and in 2007 compared to 2006 due to reductions in outstanding debt and capitalization of interest costs in connection with new restaurant development.
     Interest income decreased in 2008 compared to 2007 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds. Interest income increased in 2007 compared to 2006 due to higher average balances of surplus funds invested in money market funds. Interest income is expected to decrease further in 2009 due to the use in 2008 of a significant portion of the Company’s surplus funds for restaurant development and lower expected yields on invested funds.
Income Taxes
     The Company recorded an income tax benefit of $1,017,000 for 2008. This benefit exceeds the benefit computed at statutory rates primarily due to the effect of FICA tip tax credits earned by the Company. The Company’s effective income tax rates were 20.0% and 23.7% for 2007 and 2006, respectively. These rates are lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
Outlook
     Management expects that 2009 will continue to be a very challenging year. Because, as previously discussed, a significant portion of the Company’s labor and other operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales, which management expects will persist for several more months or more and which could worsen, and the effect of three new restaurants opened in the last half of 2008 will have a significant negative effect on the Company’s restaurant operating margins and profitability in 2009. Management further believes, however, that the effects of these factors will be mitigated somewhat by the effect of a recent increase in menu prices of approximately 2.0%, lower commodity prices paid for certain food products, and other cost reduction programs being implemented by the Company.
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

     Cash and cash equivalents on hand at December 28, 2008 was approximately $2.5 million, down significantly from $11.3 million at the end of 2007 due to the use of a portion of these funds for restaurant development during 2008. Primarily because of the decrease in cash and cash equivalents, the Company had a working capital deficit of $2,576,000 at December 28, 2008 compared to working capital surplus of $4,412,000 at December 30, 2007. Management does not believe its working capital deficit impairs the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.
     The Company’s net cash provided by operating activities totaled $6,680,000, $9,198,000 and $10,862,000 for 2008, 2007 and 2006, respectively. The amount for 2008 included federal income tax refunds related to prior years of approximately $1.4 million. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. The Company also expects to receive in the first half of 2009, a landlord contribution of approximately $1.1 million for improvements made by the Company for a new restaurant developed on leased property in 2008.
     The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development. Cash expenditures for capital assets totaled $14,248,000, $11,876,000 and $3,632,000 for 2008, 2007 and 2006, respectively. The Company places a high priority on maintaining the image and condition of its restaurants and of the amounts above, $1,523,000, $2,914,000 and $2,932,000 represented expenditures for remodels, enhancements and asset replacements related to existing restaurants for 2008, 2007 and 2006, respectively. Cash provided by operating activities exceeded capital expenditures for 2006. In 2008 and 2007, the Company’s capital expenditures were funded by cash flow from operations and use of a portion of the Company’s surplus funds.
     Other financing activities included proceeds of $230,000, $427,000 and $141,000 from the exercise of employee stock options for 2008, 2007 and 2006, respectively. In 2006, the Company also received payments of $376,000 representing the remaining outstanding balance of employee notes receivable under a stock loan program initiated in 1999.
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
     The Company paid cash dividends to shareholders aggregating $666,000, $657,000 and $653,000 in January of 2008, 2007 and 2006, respectively. The Company’s Board of Directors determined not to pay a dividend in January of 2009 in order to conserve capital and maintain financial flexibility in the current economic environment.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $21.1 million at December 28, 2008. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22.8 million at December 28, 2008. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.1 million at December 28, 2008, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. On October 31, 2008, the Company entered into an amendment to the credit agreement which changed the maximum adjusted debt to EBITDAR ratio (as defined in the amendment) from 3.5 to 1 to 4.5 to 1 through March 29, 2009, after which time the ratio reverts to 3.5 to 1. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio (also as defined in the amendment) of at least 1.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit, as amended, bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 2.25% to 3.75%, depending on the Company’s adjusted debt to EBITDAR ratio. The Company also pays a commitment fee of 0.25% to 0.75% per annum on the unused portion of the credit line, also depending on the Company’s adjusted debt to EBITDAR ratio. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the line as of December 28, 2008 or March 27, 2009.
     The Company believes that cash and cash equivalents on hand at December 28, 2008 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs at least through 2009. However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company could need additional sources of funds. Management believes that it will not be in compliance with certain financial covenants of its bank line of credit agreement as of the end of the first quarter of 2009 and intends to attempt to amend and extend the agreement in the near future. The Company does not currently intend to borrow funds under the line of credit unless and until the agreement is extended. The inability of the Company to amend and renew its bank line of credit on a satisfactory basis could require the Company to seek additional financing. If additional financing is needed but not available on acceptable terms, or at all, the Company’s financial condition and liquidity could be materially adversely affected. The Company was in compliance with the financial covenants of its debt agreements, as amended, as of December 28, 2008.
OFF BALANCE SHEET ARRANGEMENTS
     As of March 27, 2009, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note E, “Leases”, and Note J, “Commitments and Contingencies”, to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of December 28, 2008, is as follows:

Wendy’s restaurants (18 leases)	$2,400,000
Mrs. Winner’s Chicken & Biscuits restaurants (15 leases)	1,700,000

Total contingent liability related to assigned leases	$4,100,000

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
The Company had a net deferred tax asset at December 28, 2008 of $9,262,000, which amount included $4,706,000 of tax credit carryforwards. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for 2008 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items at December 28, 2008 was $1,705,000, which represented a decrease of $7,000 from the valuation allowance at December 30, 2007. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company does not expect the impact of this Statement to have a material effect on its 2009 Consolidated Financial Statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company does not expect the impact of this Statement to have a material effect on its 2009 Consolidated Financial Statements.
     In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years which began after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of 2008 had no impact on the Company’s Consolidated Financial Statements and the Company does not expect adoption of the deferred provisions in the first quarter of 2009 to have a material effect on its Consolidated Financial Statements.
IMPACT OF INFLATION AND OTHER FACTORS
     Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company continually seeks ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs, but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions. While prices of some food commodities have increased significantly over the past two years, management believes that most food commodity prices will be more stable, and in some cases favorable, in 2009 compared to 2008.
SEASONALITY AND QUARTERLY RESULTS
     The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2008 and 2007 appears in this Report immediately following the Notes to the Consolidated Financial Statements.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
J. Alexander’s Corporation:
     We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three fiscal year period ended December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the years in the three fiscal year period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note F to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
/s/ KPMG LLP
Nashville, Tennessee
March 30, 2009

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Income

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Net sales	$139,755,000	$141,268,000	$137,658,000
Costs and expenses:
Cost of sales	45,057,000	45,871,000	44,777,000
Restaurant labor and related costs	46,506,000	45,032,000	43,512,000
Depreciation and amortization of restaurant property and equipment	5,932,000	5,288,000	5,200,000
Other operating expenses	29,959,000	27,687,000	26,871,000

Total restaurant operating expenses	127,454,000	123,878,000	120,360,000

General and administrative expenses	10,061,000	9,625,000	9,641,000
Pre-opening expense	1,626,000	939,000	—

Operating income	614,000	6,826,000	7,657,000

Other income (expense):
Interest expense	(1,716,000)	(1,786,000)	(1,991,000)
Interest income	133,000	582,000	425,000
Other, net	57,000	72,000	94,000

Total other expense	(1,526,000)	(1,132,000)	(1,472,000)

Income (loss) before income taxes	(912,000)	5,694,000	6,185,000
Income tax benefit (provision)	1,017,000	(1,140,000)	(1,468,000)

Net income	$105,000	$4,554,000	$4,717,000

Basic earnings per share	$.02	$.69	$.72

Diluted earnings per share	$.02	$.65	$.69

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	December 28	December 30
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,505,000	$11,325,000
Accounts and notes receivable	3,872,000	3,365,000
Inventories	1,370,000	1,297,000
Deferred income taxes	1,098,000	1,047,000
Prepaid expenses and other current assets	1,597,000	1,480,000

Total Current Assets	10,442,000	18,514,000
Other Assets	1,455,000	1,341,000
Property and Equipment, at cost, less accumulated depreciation and amortization	86,547,000	78,551,000
Deferred Income Taxes	6,459,000	5,341,000
Intangible Assets and Deferred Charges, less accumulated amortization of $709,000 and $599,000 at December 28, 2008 and December 30, 2007, respectively	666,000	716,000

	$105,569,000	$104,463,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,141,000	$5,885,000
Accrued expenses and other current liabilities	3,951,000	5,007,000
Unearned revenue	1,978,000	2,255,000
Current portion of long-term debt and obligations under capital leases	948,000	955,000

Total Current Liabilities	13,018,000	14,102,000
Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	20,401,000	21,349,000
Deferred Compensation Obligations	2,414,000	1,823,000
Deferred Rent Obligations and Other Deferred Credits	6,340,000	4,608,000
Stockholders’ Equity
Common stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,754,860 and 6,655,625 shares at December 28, 2008 and December 30, 2007, respectively	338,000	333,000
Preferred stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	36,469,000	35,764,000
Retained earnings	26,589,000	26,484,000

Total Stockholders’ Equity	63,396,000	62,581,000
Commitments and Contingencies

	$105,569,000	$104,463,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$105,000	$4,554,000	$4,717,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,991,000	5,362,000	5,288,000
Amortization of intangible assets and deferred charges	110,000	120,000	103,000
Deferred income tax benefit	(1,169,000)	(254,000)	(663,000)
Share-based compensation expense	364,000	240,000	84,000
Tax benefit from share-based compensation	(134,000)	(309,000)	(62,000)
Other, net	166,000	240,000	289,000
Changes in assets and liabilities:
Accounts and notes receivable	(75,000)	138,000	(345,000)
Taxes receivable	847,000	(878,000)	(64,000)
Inventories	(73,000)	22,000	32,000
Prepaid expenses and other current assets	(117,000)	(288,000)	92,000
Deferred charges	(44,000)	(135,000)	(4,000)
Accounts payable	198,000	113,000	109,000
Accrued expenses and other current liabilities	(390,000)	(512,000)	773,000
Unearned revenue	(277,000)	(93,000)	63,000
Deferred compensation obligations	591,000	201,000	200,000
Deferred rent obligations and other deferred credits	587,000	677,000	250,000

Net cash provided by operating activities	6,680,000	9,198,000	10,862,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(14,248,000)	(11,876,000)	(3,632,000)
Other, net	(71,000)	(85,000)	(126,000)

Net cash used in investing activities	(14,319,000)	(11,961,000)	(3,758,000)

Cash Flows from Financing Activities:
Payments on long-term debt and obligations under capital leases	(955,000)	(889,000)	(824,000)
Reduction of employee receivables - 1999 Loan Program	—	—	376,000
Payment of cash dividend	(666,000)	(657,000)	(653,000)
Exercise of stock options	230,000	427,000	141,000
Sale of stock to Employee Stock Ownership Plan	50,000	—	—
Payment of required withholding taxes on behalf of employees in connection with the net-share settlement of an employee stock option exercised	(68,000)	(113,000)	—
Increase in bank overdraft	110,000	323,000	309,000
Tax benefit from share-based compensation	134,000	309,000	62,000
Other	(16,000)	—	(27,000)

Net cash used in financing activities	(1,181,000)	(600,000)	(616,000)

(Decrease) Increase in Cash and Cash Equivalents	(8,820,000)	(3,363,000)	6,488,000
Cash and cash equivalents at beginning of year	11,325,000	14,688,000	8,200,000

Cash and Cash Equivalents at End of Year	$2,505,000	$11,325,000	$14,688,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended December 28, 2008, December 30, 2007 and December 31, 2006

					Employee
					Notes
					Receivable-
			Additional		1999	Total
	Outstanding	Common	Paid-In	Retained	Loan	Stockholders’
	Shares	Stock	Capital	Earnings	Program	Equity

Balances at January 1, 2006	6,531,122	$327,000	$34,620,000	$18,536,000	$(376,000)	$53,107,000
Exercise of stock options, including tax benefits	38,183	2,000	201,000	—	—	203,000
Share-based compensation	—	—	84,000	—	—	84,000
Reduction of employee notes receivable — 1999 Loan Program	—	—	—	—	376,000	376,000
Cash dividend declared, $.10 per share	—	—	—	(657,000)	—	(657,000)
Net and comprehensive income	—	—	—	4,717,000	—	4,717,000

Balances at December 31, 2006	6,569,305	329,000	34,905,000	22,596,000	—	57,830,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	86,320	4,000	619,000	—	—	623,000
Share-based compensation	—	—	240,000	—	—	240,000
Cash dividend declared, $.10 per share	—	—	—	(666,000)	—	(666,000)
Net and comprehensive income	—	—	—	4,554,000	—	4,554,000

Balances at December 30, 2007	6,655,625	333,000	35,764,000	26,484,000	—	62,581,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	93,592	5,000	291,000	—	—	296,000
Sale of stock to Employee Stock Ownership Plan	5,643	—	50,000	—	—	50,000
Share-based compensation	—	—	364,000	—	—	364,000
Net and comprehensive income	—	—	—	105,000	—	105,000

Balances at December 28, 2008	6,754,860	$338,000	$36,469,000	$26,589,000	$—	$63,396,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Note A — Significant Accounting Policies
Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At December 28, 2008, the Company owned and operated 33 J. Alexander’s restaurants in 13 states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks.
Reclassification: Certain amounts reflected in the Consolidated Financial Statements for previous years have been reclassified to conform to the current year presentation of the Consolidated Financial Statements.
Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.
Cash Overdraft: As a result of utilizing a consolidated cash management system, the Company’s books typically reflect an overdraft position with respect to accounts maintained at its primary bank. Overdraft balances, which are included in accounts payable, totaled $3,059,000 at December 28, 2008 and $2,949,000 at December 30, 2007.
Accounts Receivable: Accounts receivable are primarily related to income taxes due from governmental agencies and payments due from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of a credit card transaction. The balance at December 28, 2008 includes a receivable of $1,145,000 for a contribution to be made to the Company by a landlord for tenant improvements made by the Company to leased premises.
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
Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods when the Company believes it is reasonably assured that it will exercise its options because failure to do so would result in an economic penalty to the Company. Rent expense incurred during the construction period for a leased restaurant location is included in pre-opening expense. The lease term commences on the date when the Company takes possession of or is given control of the leased property. Percentage rent expense is generally based upon sales levels, and is typically accrued when it is deemed probable that it will be payable. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.
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

Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Income. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months. Breakage of $273,000, $300,000 and $266,000 related to gift cards was recorded in 2008, 2007 and 2006, respectively.
Sales Taxes: Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.
Pre-opening Expense: The Company accounts for pre-opening costs by expensing such costs as they are incurred.
Concentration of Credit Risks: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its operating cash balances in accounts which are fully insured by the FDIC and invests surplus funds not needed for daily operations in a money market fund which invests primarily in U.S. Treasury securities. Therefore, the Company does not believe it has significant risk related to its cash and cash equivalents accounts. Concentrations of credit risk with respect to accounts receivable are related principally to receivables from landlords related to tenant improvements, from governmental agencies related to refunds of income taxes and from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The Company does not believe it has significant risk related to accounts receivable due to the nature of the entities involved and, with respect to the third party credit card issuers, the number of banks involved and the fact that payment is typically received within three to four days of a credit card transaction.
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
Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $165,000, $249,000 and $131,000 were capitalized during 2008, 2007 and 2006, respectively.
Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense was $49,000 in 2008 and totaled $39,000 in 2007 and 2006.
Share-Based Compensation: The Company accounts for share-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), requiring the measurement and recognition of all share-based compensation under the fair value method. Compensation costs are recognized on a straight-line basis over the requisite service period for the entire award. See Note G for further discussion of the Company’s share-based compensation.
Use of Estimates in Financial Statements: The preparation of the Consolidated Financial Statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to the Company’s accounting for gift card breakage, determination of the valuation allowance relative to the Company’s deferred tax assets, estimates of useful lives of property and equipment and leasehold improvements, determination of lease terms and accounting for impairment losses, contingencies and litigation. Actual results could differ from the estimates used.
Impairment: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including restaurant property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
Comprehensive Income: Total comprehensive income was comprised solely of net income for all periods presented.
Business Segments: In accordance with the requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that the Company operates in only one segment.
Recent Accounting Pronouncements: In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company does not expect the impact of this Statement to have a material effect on its 2009 Consolidated Financial Statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of 2009. The Company does not expect the impact of this Statement to have a material effect on its 2009 Consolidated Financial Statements.
     In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years which began after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year. Adoption of this Statement at the beginning of 2008 had no impact on the Company’s Consolidated Financial Statements and the Company does not expect adoption of the deferred provisions in the first quarter of 2009 to have a material effect on its Consolidated Financial Statements.

Note B — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Numerator:
Net income (numerator for basic and diluted earnings per share)	$105,000	$4,554,000	$4,717,000

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,692,000	6,617,000	6,551,000
Effect of dilutive securities	151,000	365,000	288,000

Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,843,000	6,982,000	6,839,000

Basic earnings per share	$.02	$.69	$.72

Diluted earnings per share	$.02	$.65	$.69

     In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 699,000, 228,000 and 182,000 options were excluded from the computation of diluted earnings per share in 2008, 2007 and 2006, respectively.
Note C — Property and Equipment
     Balances of major classes of property and equipment are as follows:

	December 28	December 30
	2008	2007
Land	$15,848,000	$15,848,000
Buildings	40,380,000	40,075,000
Buildings under capital leases	375,000	375,000
Leasehold improvements	51,285,000	41,089,000
Restaurant and other equipment	29,541,000	26,102,000
Construction in progress	—	760,000

	137,429,000	124,249,000
Less accumulated depreciation and amortization	50,882,000	45,698,000

	$86,547,000	$78,551,000

     The Company accrued obligations for fixed asset additions of $558,000, $610,000, $123,000 and $550,000 at December 28, 2008, December 30, 2007, December 31, 2006 and January 1, 2006, respectively. These transactions were subsequently reflected in the Company’s Consolidated Statements of Cash Flows at the time cash was exchanged.

Note D — Long-Term Debt and Obligations Under Capital Leases
     Long-term debt and obligations under capital leases at December 28, 2008 and December 30, 2007, are summarized below:

	December 28, 2008		December 30, 2007
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$920,000	$20,181,000	$777,000	$21,101,000
Equipment note payable, 4.97% interest, payable through 2009	14,000	—	165,000	14,000
Obligation under capital lease, 9.9% interest, payable through 2015	14,000	220,000	13,000	234,000

	$948,000	$20,401,000	$955,000	$21,349,000

     Aggregate maturities of long-term debt for the five years succeeding December 28, 2008, are as follows: 2009 — $948,000; 2010 — $961,000; 2011 — $1,045,000; 2012 — $1,039,000; 2013 — $1,224,000.
     The Company’s mortgage loan, which was obtained in 2002 in the original amount of $25,000,000, has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio be maintained for the restaurants securing the loan and that the Company’s leverage ratio not exceed a specified level. The mortgage loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22,767,000 at December 28, 2008. The real property at these locations is owned by JAX Real Estate, LLC, the entity which is the borrower under the loan agreement and which leases the properties to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. In addition to JAX Real Estate, LLC, other wholly-owned subsidiaries of the Company, JAX RE Holdings, LLC and JAX Real Estate Management, Inc., act as a holding company and a member of the board of managers of JAX Real Estate, LLC, respectively. While all of these subsidiaries are included in the Company’s Consolidated Financial Statements, each of them was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company also maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7,107,000 at December 28, 2008, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. On October 31, 2008, the Company entered into an amendment to the credit agreement which changed the maximum adjusted debt to EBITDAR ratio (as defined in the amendment) from 3.5 to 1 to 4.5 to 1 through the quarter ended March 29, 2009, at which time the ratio reverts to 3.5 to 1. Provisions of the loan agreement require that the Company maintain a fixed charge coverage ratio (also as defined in the amendment) of at least 1.5 to 1. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit, as amended, bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 2.25% to 3.75%, depending on the Company’s leverage ratio in a permitted range. The Company pays a commitment fee of 0.25% to 0.75% per annum on the unused portion of the credit line, also depending on the Company’s leverage ratio. The maturity date of this credit facility is July 1, 2009 unless it is converted to a term loan under the provisions of the agreement prior to May 1, 2009. There were no borrowings outstanding under the agreement as of December 28, 2008 and December 30, 2007. Management believes that it will not be in compliance with certain financial covenants of its bank line of credit agreement as of the end of the first quarter of 2009 and intends to attempt to amend and extend the agreement in the near future.
     In 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing has an interest rate of 4.97% and is payable in equal monthly installments of principle and interest of approximately $14,200 through January 2009. The note payable is secured by restaurant equipment at one of the Company’s restaurants.
     Cash interest payments amounted to $1,813,000, $1,885,000 and $1,946,000 in 2008, 2007 and 2006, respectively. Interest costs of $152,000 and $137,000 were capitalized as part of building and leasehold costs in 2008 and 2007, respectively. No interest costs were capitalized during 2006.
     The carrying value and estimated fair value of the Company’s mortgage loan were $21,101,000 and $17,837,000, respectively, at December 28, 2008 compared to $21,878,000 and $22,836,000, respectively, at December 30, 2007. With respect to the equipment note payable, the carrying value and estimated fair value was $14,000 at December 28, 2008 compared to $179,000 and $176,000, respectively, at December 30, 2007.
Note E — Leases
     At December 28, 2008, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.
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
     Accumulated amortization of buildings under capital leases totaled $173,000 at December 28, 2008 and $141,000 at December 30, 2007. Amortization of leased assets is included in depreciation and amortization expense.
     Total rental expense amounted to:

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Minimum rentals under operating leases	$3,907,000	$3,431,000	$3,214,000
Contingent rentals	94,000	119,000	101,000
Less: Sublease rentals	—	—	(64,000)

	$4,001,000	$3,550,000	$3,251,000

     At December 28, 2008, future minimum lease payments under capital leases and noncancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

	Capital	Operating
	Leases	Leases
2009	$37,000	$4,024,000
2010	54,000	3,999,000
2011	56,000	3,953,000
2012	56,000	3,662,000
2013	56,000	3,735,000
Thereafter	59,000	21,237,000

Total minimum payments	318,000	$40,610,000

Less imputed interest	(84,000)

Present value of minimum rental payments	234,000
Less current maturities at December 28, 2008	(14,000)

Long-term obligations at December 28, 2008	$220,000

Note F — Income Taxes
     Significant components of the Company’s income tax provision (benefit) are as follows:

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Current:
Federal	$(124,000)	$1,128,000	$1,688,000
State	276,000	266,000	443,000

Total	152,000	1,394,000	2,131,000
Deferred:
Federal	(1,054,000)	(106,000)	(607,000)
State	(115,000)	(148,000)	(56,000)

Total	(1,169,000)	(254,000)	(663,000)

Income tax (benefit) provision	$(1,017,000)	$1,140,000	$1,468,000

     The Company’s effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended
	December 28	December 30	December 31
	2008	2007	2006
Tax (benefit) provision computed at federal statutory rate (34%)	$(310,000)	$1,936,000	$2,103,000
State income taxes, net of federal benefit	184,000	166,000	255,000
Effect of tax credits	(1,050,000)	(1,071,000)	(833,000)
Decrease in valuation allowance	(7,000)	(11,000)	(10,000)
Other, net	166,000	120,000	(47,000)

Income tax (benefit) provision	$(1,017,000)	$1,140,000	$1,468,000

     In 2008, the Company paid $706,000 related to federal and state income taxes and received refunds totaling $1,555,000. The Company made net income tax payments of $2,005,000 and $2,058,000 in 2007 and 2006, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 28, 2008 and December 30, 2007, are as follows:

	December 28	December 30
	2008	2007
Deferred tax liabilities:
Deferred gain on involuntary conversion	$45,000	$45,000

Total deferred tax liabilities	45,000	45,000

Deferred tax assets:
Deferred compensation accruals	929,000	693,000
Book over tax depreciation	658,000	1,204,000
Compensation related to variable stock option award	216,000	216,000
Net operating loss carryforwards	178,000	130,000
Tax credit carryforwards	4,706,000	3,898,000
Deferred rent obligations	2,308,000	1,639,000
Other, net	312,000	365,000

Total deferred tax assets	9,307,000	8,145,000
Valuation allowance for deferred tax assets	(1,705,000)	(1,712,000)

	7,602,000	6,433,000

Net deferred tax assets	$7,557,000	$6,388,000

     At December 28, 2008, the Company had tax credit carryforwards of $4,706,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2025 through 2028 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $5,202,000 available to reduce state income taxes which expire from 2011 to 2028. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.
     SFAS No. 109, “Accounting for Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on its forecasts of the Company’s future taxable income adjusted by varying probability factors. Based on its analysis, management concluded that for years 2006 through 2008 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items decreased by $7,000, $11,000 and $10,000 in 2008, 2007 and 2006, respectively, and totaled $1,705,000 at December 28, 2008. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized. It is the Company’s belief that it is more likely than not that its net deferred tax assets will be realized.
     In connection with the provisions of FIN 48, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal return are the 2005 through 2007 tax years. The periods subject to examination for the Company’s state returns are the tax years 2004 through 2007.
     Upon adopting the provisions of FIN 48 as of January 1, 2007, the Company believed that its income tax filing positions and deductions would be sustained on audit and did not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions were recorded pursuant to the adoption of FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. During the fourth quarter of 2007, the Company took a tax position that increased the liability for uncertain tax positions by $593,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 28, 2008 and December 30, 2007:

	Years Ended
	December 28	December 30
	2008	2007
Balance at beginning of the year	$593,000	$—
Additions based on tax positions taken during the current year	174,000	593,000
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	—	—

Balance at the end of the year	$767,000	$593,000

     The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes. There were no interest or penalty amounts accrued as of December 30, 2007. Interest of $22,000 was recognized during fiscal 2008.
Note G — Stock Options and Benefit Plans
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
     In 2006, the Company adopted the provisions of SFAS 123R using a modified prospective application. Prior to the adoption of SFAS 123R, the Company accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Under the provisions of APB 25, stock option awards were generally accounted for using fixed plan accounting whereby the Company recognized no compensation expense for stock option awards because the exercise price of options granted was equal to the fair value of the common stock at the date of grant.
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
     Share-based compensation expense totaling $364,000, $240,000 and $84,000 was recognized for 2008, 2007 and 2006, respectively. During 2008 and 2007, the Company recorded deferred tax benefits of $74,000 and $56,000, respectively, related to share-based compensation expense.
     The adoption of SFAS 123R had no cumulative change effect on reported basic and diluted earnings per share. At December 28, 2008, the Company had $918,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 2.6 years.

     The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards and used the following weighted-average assumptions for the indicated periods:

	Years Ended
	December 28 2008	December 30 2007	December 31 2006
Dividend Yield	1.64%	0.76%	1.22%
Volatility Factor (historical)	.3530	.3128	.4001
Risk-Free Interest Rate	3.30%	4.55%	4.56%
Expected Life of Options (in years)	4.9	4.8	6.4
Weighted-Average Grant Date Fair Value	$1.87	$3.86	$3.43
     The expected life of options granted during 2008 and 2007 was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the significant fluctuations in the Company’s stock price during the relevant periods.
     A summary of options under the Company’s option plans is as follows:

					Weighted
					Average
					Exercise
Options	Shares	Option Prices			Price
Outstanding at January 1, 2006	868,143	$2.24	-	$9.88	$5.45
Issued	99,000	8.21	-	8.67	8.23
Exercised	(38,183)	2.24	-	8.22	3.68
Expired or canceled	(28,000)	3.44	-	9.88	7.74

Outstanding at December 31, 2006	900,960	2.24	-	9.50	5.76
Issued	305,000	13.09	-	15.00	14.19
Exercised	(94,828)	2.24	-	8.19	4.50
Expired or canceled	(44,000)	2.24	-	8.75	8.26

Outstanding at December 30, 2007	1,067,132	2.24	-	15.00	8.18
Issued	105,000			6.10	6.10
Exercised	(125,682)	2.25	-	4.97	2.80
Expired or canceled	(10,000)	8.21	-	8.22	8.21

Outstanding at December 28, 2008	1,036,450	$2.24	-	$15.00	$8.62

     Options exercisable and shares available for future grant were as follows:

	December 28	December 30	December 31
	2008	2007	2006
Options exercisable	636,950	689,132	813,960
Shares available for grant	57,169	152,169	113,169
     The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the fiscal year-end date. This amount changes based on the fair market value of the Company’s stock. At December 28, 2008, all outstanding options were at prices which exceeded the Company’s closing stock price at that date resulting in no aggregate intrinsic value related to outstanding options at December 28, 2008. The total intrinsic value of options exercised was $413,000, $807,000 and $183,000 for 2008, 2007 and 2006, respectively, and the Company recorded benefits of tax deductions in excess of recognized compensation costs totaling $134,000, $309,000 and $62,000 in 2008, 2007 and 2006, respectively. In 2008, the Company had two non-cash transactions involving options which were exercised under net-share settlements totaling $118,000.

     The following table summarizes the Company’s non-vested stock option activity for the year ended December 28, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at December 30, 2007	378,000	$3.76
Granted	105,000	1.87
Vested	(77,500)	3.90
Forfeited	(6,000)	3.34

Non-vested stock options at December 28, 2008	399,500	$3.25

     The following table summarizes information about the Company’s stock options outstanding at December 28, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average		Number	Average
	Outstanding at	Remaining	Weighted	Exercisable at	Remaining	Weighted
Range of	December 28	Contractual	Average	December 28	Contractual	Average
Exercise Prices	2008	Life	Exercise Price	2008	Life	Exercise Price
$2.24 - $ 3.44	54,250	2.2 years	$2.37	54,250	2.2 years	$2.37
3.88 - 6.10	327,700	2.9 years	4.66	222,700	1.4 years	3.97
7.61 - 9.50	349,500	6.9 years	8.45	282,500	6.9 years	8.51
13.09 - 15.00	305,000	5.4 years	14.19	77,500	5.6 years	14.18

$2.24 - $15.00	1,036,450	5.0 years	$8.62	636,950	4.4 years	$7.09

     Options exercisable at December 30, 2007 and December 31, 2006 had weighted average exercise prices of $5.51 and $5.49, respectively.
     The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.
     The Company has Salary Continuation Agreements which provide retirement and death benefits to executive officers. The expense recognized under these agreements was $589,000, $201,000 and $203,000 in 2008, 2007 and 2006, respectively.
     The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the plan. The Company’s matching contributions totaled $79,000, $63,000 and $51,000 for fiscal years 2008, 2007 and 2006, respectively.
     Effective June 23, 2008, the Company established a non-qualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with Company contributions under the same matching formula and limitations as the Company’s Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any Company matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment funds, elected by the participants from a group of funds which the plan administrator has determined to make available for this purpose. At December 28, 2008, participant account balances totaled $33,000.
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
     During 2008 and 2007, contributions of $50,000 to the ESOP were approved by the Company’s Board of Directors resulting in recognition of $50,000 of compensation expense in each year. The Company made no contribution to the ESOP in 2006. The ESOP held 246,299 shares of the Company’s common stock at December 28, 2008. For purposes of computing earnings per share, the shares purchased by the ESOP are included as outstanding shares in the weighted average share calculation.
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
Note J — Commitments and Contingencies
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to seven years. The total estimated amount of lease payments remaining on these 11 leases at December 28, 2008 was approximately $1.9 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 15 leases at December 28, 2008, was approximately $1.7 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these seven leases as of December 28, 2008, was approximately $.5 million. There have been no payments by the Company of such contingent liabilities in the history of the Company.

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
Note K — Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities included the following:

	December 28	December 30
	2008	2007
Taxes, other than income taxes	$1,541,000	$1,768,000
Salaries, wages, vacation and incentive compensation	1,174,000	1,266,000
Insurance	212,000	304,000
Interest	149,000	151,000
Cash dividend payable	—	666,000
Utilities	211,000	218,000
Other	664,000	634,000

	$3,951,000	$5,007,000

Note L — Intangible Assets and Deferred Charges
     Intangible assets recorded on the accompanying Consolidated Balance Sheet at December 28, 2008 include deferred loan costs and other intangible assets with finite lives which are scheduled to be amortized over their estimated useful lives. For the next five years, scheduled amortization is as follows: 2009 — $128,000; 2010 — $81,000; 2011 — $63,000; 2012 — $57,000; 2013 — $55,000.
Note M — Related Party Transactions
     E. Townes Duncan, a director of the Company, is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus Company, L.P. (“Solidus”), the Company’s largest shareholder. In 2005, the Company entered into an Amended and Restated Standstill Agreement (“Agreement”) with Solidus Company, a predecessor to Solidus, to extend, subject to certain conditions, certain previously existing contractual restrictions on Solidus Company’s shares of the Company’s common stock.
     The terms of the Agreement provided that it would remain in effect until December 1, 2009, as long as the Company paid cash dividends to all shareholders of at least $.10 per share annually or $.025 per share each quarter. As a result of the Company’s payment of cash dividends to all shareholders of $.10 per share in January of 2006, 2007 and 2008, the Agreement was effective through January 15, 2009. The Agreement expired on January 15, 2009 as a result of the Company not paying a dividend on that date.

Unaudited Quarterly Results of Operations
     The following is a summary of the quarterly results of operations for the years ended December 28, 2008 and December 30, 2007 (in thousands, except per share amounts):

	2008 Quarters Ended
	March 30	June 29	September 28	December 28
Net sales	$37,486	$34,767	$32,361	$35,141
Operating income (loss)	2,305	1,319	(2,063)	(947	) (1)
Net income (loss)	1,576	1,223	(1,995)	(699)
Basic earnings (loss) per share	.24	.18	(.30)	(.10)
Diluted earnings (loss) per share	.23	.18	(.30)	(.10)

	2007 Quarters Ended
	April 1	July 1	September 30	December 30
Net sales	$36,525	$34,742	$33,356	$36,645
Operating income	3,076	1,558	502	1,690	(1)
Net income	2,025	953	390	1,186
Basic earnings per share	.31	.14	.06	.18
Diluted earnings per share	.29	.14	.06	.17

(1)	Includes deferred compensation expense of $430 compared to $51 in the fourth quarter of 2007.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 28, 2008, the Company’s internal control over financial reporting was effective.

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
     Changes in Internal Control over Financial Reporting . There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)
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
Item 11. Executive Compensation
     The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section and the “Corporate Governance” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     The information required under this item is incorporated herein by reference to the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a	)(1)	See Item 8.

(a	)(3)	Exhibits:

(3)(a	)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990, is incorporated herein by reference).

(3)(a	)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 is incorporated herein by reference).

(3	)(b)	Amended and Restated Bylaws as currently in effect. (Exhibit 3.1 of the Registrant’s Report on Form 8-K dated October 30, 2007 is incorporated herein by reference).

(4	)(a)	Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K dated May 16, 1989, is incorporated herein by reference).

(4	)(b)	Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4	)(c)	Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 is incorporated herein by reference).

(4	)(d)	Amendment to Rights Agreement dated May 6, 1999, by and between Registrant and SunTrust Bank (Exhibit 5 of the Registrant’s Form 8-A/A filed May 12, 1999 is incorporated herein by reference).

(4	)(e)	Amendment to Rights Agreement dated May 14, 2004, by and between Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A filed May 14, 2004 is incorporated herein by reference).

(10	)(a)	Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10	)(b)	Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10	)(c)	Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between J. Alexander’s Corporation and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10	)(d)	Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10	)(e)*	Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10	)(f)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10	)(g)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10	)(h)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10	)(i)*	Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10	)(j)*	Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10	)(k)*	Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10	)(l)*	Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10	)(m)*	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10	)(n)*	Form of 2005 Incentive Stock Option Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated December 28, 2005 is incorporated herein by reference).

(10	)(o)	$5,000,000 Loan Agreement dated May 12, 2003 by and between J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit (10)(a) of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2003 is incorporated herein by reference).

(10	)(p)	First Amendment to Loan Agreement, dated January 20, 2004 (Exhibit (10)(u) of the Registrant’s Report on Form 10-K/A for the year ended December 28, 2003, is incorporated herein by reference).

(10	)(q)	Second Amendment to Loan Agreement, dated September 20, 2006, by and among J. Alexander’s Corporation, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2006 is incorporated herein by reference).

(10	)(r)	Amended and Restated Line of Credit Note, dated September 20, 2006 (Exhibit (10)(dd) of the Registrant’s Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference).

(10	)(s)	Third Amendment to Loan Agreement, dated October 31, 2008, by and among the Registrant, J. Alexander’s Restaurants, Inc. and Bank of America, N.A. (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated November 3, 2008, is incorporated herein by reference).

(10	)(t)*	Cash Incentive Performance Program (Exhibit 10(bb) of the Registrant’s Report on Form 8-K dated May 20, 2005, is incorporated herein by reference).

(10	)(u)*	J. Alexander’s Corporation Amended and Restated 2004 Equity Incentive Plan (Exhibit 10.01 of the Registrant’s Report on Form 8-K dated May 17, 2007 is incorporated herein by reference).

(10	)(v)*	Form of 2007 Incentive Stock Option Agreement (Exhibit 10.02 of the Registrant’s Report on Form 8-K dated May 17, 2007 is incorporated herein by reference).

(10	)(w)*	J. Alexander’s Corporation Amended and Restated Employee Stock Ownership Plan (Exhibit 10.01 of the Registrant’s Report on Form 8-K filed January 4, 2008 is incorporated herein by reference).

(10	)(x)*	First Amendment to J. Alexander’s Corporation Amended and Restated Employee Stock Ownership Plan (Exhibit 10.02 of the Registrant’s Report on Form 8-K filed January 4, 2008 is incorporated herein by reference).

(10	)(y)*	Employment Agreement with Lonnie J. Stout II dated December 26, 2008 (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(z)*	Employment Agreement with R. Gregory Lewis dated December 26, 2008 (Exhibit 10.2 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(aa)*	Employment Agreement with J. Michael Moore dated December 26, 2008 (Exhibit 10.3 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(bb)*	Employment Agreement with Mark A. Parkey dated December 26, 2008 (Exhibit 10.4 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(cc)*	Amended and Restated Salary Continuation Agreement with Lonnie J. Stout II dated December 26, 2008 (Exhibit 10.5 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(dd)*	Amended and Restated Salary Continuation Agreement with R. Gregory Lewis dated December 26, 2008 (Exhibit 10.6 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(ee)*	Amended and Restated Salary Continuation Agreement with J. Michael Moore dated December 26, 2008 (Exhibit 10.7 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(ff)*	Amended and Restated Salary Continuation Agreement with Mark A. Parkey dated December 26, 2008 (Exhibit 10.8 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10	)(gg)*	J. Alexander’s Corporation Deferred Compensation Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2008 is incorporated herein by reference).

(10	)(hh)*	2009 Executive Compensation Matters

(21)		List of subsidiaries of Registrant.

(23)		Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.

(b)	Exhibits — The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 50.

SIGNATURES
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION
	By:	/s/ Lonnie J. Stout II
Date: 03/30/09		Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	03/30/09

/s/ R. Gregory Lewis	Vice President and Chief Financial	03/30/09
R. Gregory Lewis	Officer (Principal Financial Officer)

/s/ Mark A. Parkey	Vice President and Controller	03/30/09
Mark A. Parkey	(Principal Accounting Officer)

/s/ E. Townes Duncan	Director	03/30/09
E. Townes Duncan

/s/ Garland G. Fritts	Director	03/30/09
Garland G. Fritts

/s/ Brenda B. Rector	Director	03/30/09
Brenda B. Rector

/s/ J. Bradbury Reed	Director	03/30/09
J. Bradbury Reed

/s/ Joseph N. Steakley	Director	03/30/09
Joseph N. Steakley

J. ALEXANDER’S CORPORATION
EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description

(10)(hh)	2009 Executive Compensation Matters

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.