Form 10-Q
period 2009-03-29
ALEXANDERS J CORP
filed 2009-05-13
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 29, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 12, 2009, 6,754,860 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	March 29	December 28
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,838	$2,505
Accounts and notes receivable	3,898	3,872
Inventories	1,170	1,370
Deferred income taxes	1,098	1,098
Prepaid expenses and other current assets	1,527	1,597

TOTAL CURRENT ASSETS	10,531	10,442

OTHER ASSETS	1,536	1,455

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $52,414 and $50,882 at March 29, 2009 and December 28, 2008, respectively	85,298	86,547

DEFERRED INCOME TAXES	6,459	6,459

DEFERRED CHARGES, less accumulated amortization of $747 and $709 at March 29, 2009 and December 28, 2008, respectively	638	666

	$104,462	$105,569

	March 29	December 28
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,371	$6,141
Accrued expenses and other current liabilities	4,712	3,951
Unearned revenue	1,386	1,978
Current portion of long-term debt and obligations under capital leases	956	948

TOTAL CURRENT LIABILITIES	11,425	13,018

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	20,164	20,401

OTHER LONG-TERM LIABILITIES	8,931	8,754

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 6,754,860 shares at March 29, 2009 and December 28, 2008	338	338
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	36,563	36,469
Retained earnings	27,041	26,589

TOTAL STOCKHOLDERS’ EQUITY	63,942	63,396
Commitments and Contingencies

	$104,462	$105,569

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	March 29	March 30
	2009	2008
Net sales	$38,065	$37,486
Costs and expenses:
Cost of sales	11,953	12,048
Restaurant labor and related costs	12,736	11,699
Depreciation and amortization of restaurant property and equipment	1,668	1,445
Other operating expenses	8,449	7,412

Total restaurant operating expenses	34,806	32,604
General and administrative expenses	2,348	2,533
Pre-opening expense	—	44

Operating income	911	2,305
Other income (expense):
Interest expense	(479)	(452)
Interest income	1	62
Other, net	14	17

Total other expense	(464)	(373)

Income before income taxes	447	1,932
Income tax benefit (provision)	5	(356)

Net income	$452	$1,576

Basic earnings per share	$.07	$.24

Diluted earnings per share	$.07	$.23

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	March 29	March 30
	2009	2008
Cash flows from operating activities:
Net income	$452	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,682	1,461
Changes in working capital accounts	(485)	(520)
Other operating activities	371	280

Net cash provided by operating activities	2,020	2,797

Cash flows from investing activities:
Purchase of property and equipment	(862)	(1,669)
Other investing activities	(74)	(71)

Net cash used in investing activities	(936)	(1,740)

Cash flows from financing activities:
Proceeds under bank line of credit agreement	200	—
Payments under bank line of credit agreement	(200)	—
Payments on debt and obligations under capital leases	(229)	(234)
Decrease in bank overdraft	(522)	(876)
Payment of cash dividend	—	(666)
Other	—	57

Net cash used in financing activities	(751)	(1,719)

Increase (decrease) in cash and cash equivalents	333	(662)

Cash and cash equivalents at beginning of period	2,505	11,325

Cash and cash equivalents at end of period	$2,838	$10,663

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$558	$610
Property and equipment obligations accrued at end of period	$208	$870
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 29, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company’s”) Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
     Net income and comprehensive income are the same for all periods presented.
Note B — Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	March 29	March 30
(In thousands, except per share amounts)	2009	2008
Numerator:
Net income (numerator for basic and diluted earnings per share)	$452	$1,576

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,755	6,663
Effect of dilutive securities	4	214

Adjusted weighted average shares (denominator for diluted earnings per share)	6,759	6,877

Basic earnings per share	$.07	$.24

Diluted earnings per share	$.07	$.23

     The calculation of diluted earnings per share excludes stock options for the purchase of 988,000 shares and 385,000 shares of the Company’s common stock for the quarters ended March 29, 2009 and March 30, 2008, respectively, because the effect of their inclusion would be anti-dilutive.
Note C — Income Taxes
     In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where it is difficult to make an estimate of the annual effective tax rate,

FIN 18 allows the actual effective tax rate for the interim period to be used in the interim period. For the quarter ended March 29, 2009, the Company calculated its effective rate on the interim period results because it was unable to reasonably estimate its annual effective rate primarily because of the significant impact of FICA tip tax credits on the effective rate within the range of pre-tax results estimated by the Company for the full year.
     The Company’s estimated effective income tax rate was 18.4% for the first quarter of 2008. This rate was lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
Note D — Commitments and Contingencies
     The Company is the subject of a lawsuit, Joan Lidgett et al. v. J. Alexander’s Corporation, filed in the United States District Court for the District of Kansas in April 2009, by an employee. The plaintiff alleges that the Company violated federal wage laws and seeks compensation for servers at the Company’s restaurant in Kansas City based upon allegations that the Company’s “tip share” pool was not correctly administered. Based upon the Company’s review of its practices at that restaurant to date, the Company believes that the claim arises from a single employee at the restaurant whose right to participate in the tip share pool is in question. The Company is currently in the process of responding to the plaintiff’s complaint and intends to defend the allegations vigorously. While the potential financial impact of this case is not determinable at this time, the Company expects that it may incur significant expense in defending or settling the claims associated with this litigation. No accrual for this contingency has been made in the Company’s Condensed Consolidated Financial Statements.
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to seven years. The total estimated amount of lease payments remaining on these ten leases at March 29, 2009, was approximately $1.8 million. Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 14 leases at March 29, 2009, was approximately $1.6 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases as of March 29, 2009, was approximately $400,000.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
Note E — Line of Credit Agreement
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.0 million at March 29, 2009, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. As of the end of the first quarter of 2009, the Company was not in compliance with the minimum Fixed Charge Coverage Ratio (as defined in the loan agreement) and Adjusted Debt to EBITDAR Ratio (as defined in the loan agreement) and has obtained a waiver of these covenants for the quarter. The maturity date of this credit facility is July 1, 2009. There were no borrowings outstanding under the agreement as of March 29, 2009, or subsequent to that time through May 12, 2009.
Note F — Shareholder Rights Plan
     Effective April 28, 2009, the Company’s Board of Directors amended the Company’s existing shareholder rights plan by extending the final expiration date to May 31, 2012, and by revising the definition of acquiring person so that Solidus Company, L.P. and its affiliates are no longer specifically excluded from becoming an acquiring person. E. Townes Duncan, a director of the Company, is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus Company, L.P.
Note G — Recent Accounting Pronouncements
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Adoption of FSP 142-3 at the beginning of fiscal 2009 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 at the beginning of fiscal 2009 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and nonfinancial liabilities had no impact on the Company’s Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At March 29, 2009, the Company operated 33 J. Alexander’s restaurants in 13 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
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
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation. The Company opened three new restaurants in the last half of 2008. No new restaurants are planned for 2009.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	March 29	March 30
	2009	2008
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	31.4	32.1
Restaurant labor and related costs	33.5	31.2
Depreciation and amortization of restaurant property and equipment	4.4	3.9
Other operating expenses	22.2	19.8

Total restaurant operating expenses	91.4	87.0
General and administrative expenses	6.2	6.8
Pre-opening expense	—	0.1

Operating income	2.4	6.1
Other income (expense):
Interest expense	(1.3)	(1.2)
Interest income	—	0.2
Other, net	—	—

Total other expense	(1.2)	(1.0)

Income before income taxes	1.2	5.2
Income tax benefit (provision)	—	(0.9)

Net income	1.2%	4.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	30

Average weekly sales per restaurant (1):
All restaurants	$88,800	$96,600
Percent change	-8.1%

Same store restaurants (2)	$91,900	$97,800
Percent change	-6.0%

(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the twenty-eight restaurants open for more than eighteen months.

Net Sales
     Net sales increased by $579,000, or 1.5%, in the first quarter of 2009 compared to the first quarter of 2008. This increase was due primarily to net sales generated by three new restaurants opened in the last half of 2008 which more than offset a decrease in net sales in the same store restaurant base. Estimated net sales of $215,000 were lost in the first quarter of 2008 when certain of the Company’s restaurants were closed for a total of 15 sales days due to a fire at the Company’s Denver restaurant and severe winter weather conditions in the Ohio market.
     Management estimates the average check per guest, including alcoholic beverage sales, was approximately $25.00 in the first quarter of 2009 and increased by less than one percent compared to the first quarter of 2008. Management estimates that average menu prices increased by approximately 0.7% in the first quarter of 2009 compared to the same quarter of 2008. This estimate reflects nominal amounts of menu price changes, prior to any change in product mix because of price increases, and may not reflect amounts effectively paid by customers. Management estimates that weekly average guest counts decreased on a same store basis, as adjusted for the days restaurants were closed in 2008, by approximately 6.0% in the first quarter of 2009 compared to the first quarter of 2008.
     The Company’s same store sales have decreased for six consecutive quarters, with a downturn first noted in mid-September of 2007. Management believes these decreases are due to a significant slowdown in discretionary consumer spending caused by recessionary economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil in the financial markets.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 91.4% of net sales in the first quarter of 2009 from 87.0% in the first quarter of 2008 due primarily to the adverse effects of lower same store sales and the effect of three new restaurants opened in the last half of 2008, with the effects of these factors being partially offset by lower cost of sales for 2009. Restaurant operating margins decreased to 8.6% in the first quarter of 2009 from 13.0% in the first quarter of 2008.
     Cost of sales, which includes the cost of food and beverages, for the first quarter of 2009 was 31.4% of net sales, down from 32.1% of net sales in the first quarter of 2008. This decrease was due primarily to the effect of significantly lower prices paid for beef in the first quarter of 2009 compared to those paid in the first quarter of 2008 which more than offset increases in certain other food products.
     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category. In recent years, the Company entered into fixed price beef purchase agreements for most of its beef in an effort to minimize the impact of significant increases in the market price of beef. Because of uncertainty in the beef market and the high prices at which beef was quoted to the Company on a forward fixed price basis relative to market prices, the Company did not enter into a fixed price beef purchase agreement to replace the fixed price agreement which expired in March of 2008. Since that time, the Company has purchased beef based on weekly market prices which have generally been lower than the prices paid by the Company for beef under the previous contract. The effect of lower prices paid for beef in the first quarter of 2009 compared to the prices paid in the first quarter of 2008 reduced cost of sales by an estimated 1.7% of net sales in the first quarter of 2009.

     While management believes that purchasing beef at weekly market prices has been beneficial to the Company, this strategy exposes the Company to variable market conditions. Because the Company purchased beef at weekly market prices for the last three quarters of 2008, management does not believe that input costs for beef for the remainder of 2009 will be as favorable compared to the prices paid for the comparable periods of the previous year as were prices for the first quarter of 2009, and there can be no assurance that beef prices will not increase significantly. Management will continue to monitor the beef market in 2009 and if there are significant changes in market conditions or attractive opportunities to contract later in the year, will consider entering into a fixed price purchasing agreement.
     Restaurant labor and related costs increased to 33.5% of net sales in the first quarter of 2009 from 31.2% in the first quarter of 2008. The increase was due primarily to the effects of higher labor costs incurred in the three new restaurants opened in the last half of 2008 and lower same store sales.
     The Company estimates that the impact of increases in minimum wage rates will be approximately $300,000 in 2009. Most of these increases relate to increases in minimum cash rates required by certain states to be paid to tipped employees. The increase in the federal minimum wage rate in 2008 has not had a significant impact on the Company because most of the Company’s non-tipped employees were already paid more than the federal minimum wage.
     Depreciation and amortization of restaurant property and equipment increased by $223,000 in the first quarter of 2009 compared to the first quarter of 2008 primarily because of the effect of the new restaurants opened during the last half of 2008. The effect of the new restaurants as well as the effect of lower same store sales resulted in an increase in 2009 in this expense category as a percentage of net sales.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, were 22.2% of net sales in the first quarter of 2009 compared to 19.8% of net sales in the first quarter of 2008. This increase was also due primarily to the effects of the new restaurants opened in the last half of 2008 and lower sales in the same store restaurant base.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $185,000 in the first quarter of 2009 versus the first quarter of 2008 due primarily to lower management training costs. The reduction in management training costs is due to lower restaurant management turnover and because no additional staffing is required for new restaurants since no new restaurant openings are planned in 2009.
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

     Pre-opening expense of $44,000 was incurred in the first quarter of 2008 in connection with restaurants under development during that time. The Company does not expect to incur any pre-opening expense during 2009 because no new restaurant development is planned for the year.
Other Income (Expense)
     Interest income decreased in the first quarter of 2009 compared to the first quarter of 2008 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds. Interest expense did not change significantly in the first quarter of 2009 compared to the first quarter of 2008.
Income Taxes
     In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” (“FIN 18”), at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on an interim period. However, in certain circumstances where it is difficult to make an estimate of the annual effective tax rate, FIN 18 allows the actual effective tax rate for the interim period to be used in the interim period. For the quarter ended March 29, 2009, the Company calculated its effective rate on the interim period results because it was unable to reasonably estimate its annual effective rate primarily because of the significant impact of FICA tip tax credits on the effective rate within the range of pre-tax results estimated by the Company for the full year.
     The Company’s estimated effective income tax rate was 18.4% for the first quarter of 2008. This rate was lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.
Outlook
     Management expects that 2009 will continue to be a very challenging year. Because, as previously discussed, a significant portion of the Company’s labor and other operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales, which management expects will persist for several more months or more and which could worsen, and the effect of three new restaurants opened in the last half of 2008 will have a significant negative effect on the Company’s restaurant operating margins and profitability in 2009. Management believes, however, that the effects of these factors will be mitigated somewhat by the effect of menu price increases of approximately 2.0% implemented in the first quarter of 2009, lower commodity prices paid for certain food products, and other cost reduction programs being implemented by the Company.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are currently primarily for maintenance of and improvements to its existing restaurants and for meeting debt service requirements and operating lease obligations. The Company has met its needs and maintained liquidity in recent years primarily through use of cash and cash equivalents on hand, cash flow from operations and the availability of a bank line of credit.

     Cash and cash equivalents at March 29, 2009 totaled $2,838,000. The Company’s net cash provided by operating activities totaled $2,020,000 and $2,797,000 for the first quarters of 2009 and 2008, respectively. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. In addition, the Company received in May of 2009 payment of a $1,145,000 contribution receivable from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008, which will have a positive impact on cash provided by operating activities for the second quarter of 2009.
     The Company had a working capital deficit of $894,000 at March 29, 2009, down from $2,576,000 at December 28, 2008. Management does not believe this working capital deficit impairs the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively small, virtually all cash generated by operations is available to meet current obligations.
     Management estimates that cash expenditures for capital assets in 2009 will be approximately $3.3 million, with most of these funds being used for improvements and asset replacements in existing restaurants. Management does not plan to open any new restaurants in 2009 and is opting to be cautious and conserve the Company’s capital until there is a clearer picture of the future of the economy before making any additional commitments for new restaurants. Additionally, new restaurant development could be constrained due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering recent tightening in the credit markets.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $20.9 million at March 29, 2009. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22.4 million at March 29, 2009. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company maintains a secured bank line of credit agreement which provides up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes. The line of credit is currently secured by mortgages on the real estate of two of the Company’s restaurant locations with an aggregate book value of $7.0 million at March 29, 2009, and the Company has also agreed not to encumber, sell or transfer four other fee-owned properties. On October 31, 2008, the Company entered into an amendment to the credit agreement which changed the maximum adjusted debt to EBITDAR ratio (as defined in the amendment) from 3.5 to 1 to 4.5 to 1 through March 29, 2009, after which time the ratio reverted to 3.5 to 1. Provisions of the loan agreement also require that the Company maintain a fixed charge coverage ratio (also as defined in the amendment) of at least 1.5 to 1. As of March 29, 2009, the Company did not meet the debt to EBITDAR and fixed charge coverage ratios specified in the loan agreement, and the Company has obtained a waiver of these covenants for the first quarter of 2009. Management believes the Company will be able in the near future to amend and extend the loan agreement or obtain replacement financing on terms satisfactory to the Company. The loan agreement also provides that defaults which permit acceleration of debt under other loan agreements constitute a default under the bank agreement and restricts the Company’s ability to incur additional debt outside of the agreement. Any amounts outstanding under the line of credit, as amended, bear interest at the LIBOR rate as defined in the loan agreement plus a spread of 2.25% to 3.75%, depending on the Company’s adjusted debt to EBITDAR ratio. The Company also pays a commitment fee of 0.25% to 0.75% per annum on the unused portion of the credit line, also depending on the Company’s adjusted debt to EBITDAR ratio. The maturity date of this credit facility is July 1, 2009. There were no borrowings outstanding under the line as of March 29, 2009, or subsequent to that time.
     The Company believes that cash and cash equivalents on hand at March 29, 2009 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs at least through 2009. However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company could need additional sources of funds. The inability of the Company to amend and renew its bank line of credit on a satisfactory basis could require the Company to seek additional financing. If additional financing is needed but not available on acceptable terms, or at all, the Company’s financial condition and liquidity could be materially adversely affected. Except as indicated above, the Company was in compliance with the financial covenants of its debt agreements as of March 29, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
     As of May 12, 2009, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTRACTUAL OBLIGATIONS
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of March 29, 2009, is as follows:

Wendy’s restaurants (16 leases)	$2,200,000
Mrs. Winner’s Chicken & Biscuits restaurants (14 leases)	1,600,000

Total contingent liability related to assigned leases	$3,800,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.
RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Adoption of FSP 142-3 at the beginning of fiscal 2009 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 at the beginning of fiscal 2009 had no impact on the Company’s Condensed Consolidated Financial Statements.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of Statement of Financial Accounting Standards No. 157 (“SFAS 157”) for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and nonfinancial liabilities had no impact on the Company’s Condensed Consolidated Financial Statements.
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
Impairment of Long-Lived Assets: When events and circumstances indicate that long-lived assets, most typically assets associated with a specific restaurant, might be impaired, management compares the carrying value of such assets to the undiscounted cash flows it expects that restaurant to generate over its remaining useful life. In calculating its estimate of such undiscounted cash flows, management is required to make assumptions, which are subject to a high degree of judgment, relative to the restaurant’s future period of operation, sales performance, cost of sales, labor and operating expenses. The resulting forecast of undiscounted cash flows represents management’s estimate based on both historical results and management’s expectation of future operations for that particular restaurant. To date, all of the Company’s long-lived assets have been determined to be recoverable based on management’s estimates of future cash flows.
Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax liabilities and assets for the future consequences of events that have been recognized in its Condensed Consolidated Financial Statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The realization of such net deferred tax will generally depend on whether the Company will have sufficient taxable income of an appropriate character within the carry-forward period permitted by the tax law.
The Company had a net deferred tax asset at December 28, 2008 of $9,262,000, which amount included $4,706,000 of tax credit carryforwards. Management has evaluated both positive and negative evidence, including its forecasts of the Company’s future taxable income adjusted by varying probability factors, in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will be realized. Based on its analysis, management concluded that for 2008 a valuation allowance was needed for federal alternative minimum tax (AMT) credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items at December 28, 2008 was $1,705,000. Even though the AMT credit carryforwards do not expire, their use is not presently considered more likely than not because significant increases in earnings levels are expected to be necessary to utilize them since they must be used only after certain other carryforwards currently available, as well as additional tax credits which are expected to be generated in future years, are realized.
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
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and increase sales and operating margins in its restaurants under current recessionary economic conditions, which may continue indefinitely and which could worsen; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and The NASDAQ Stock Market LLC. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 for a description of a number of risks and uncertainties which could affect actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is a smaller reporting company as defined in Item 10 of Regulation S-K and thus is not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is the subject of a lawsuit, Joan Lidgett et al. v. J. Alexander’s Corporation, filed in the United States District Court for the District of Kansas in April 2009, by an employee. The plaintiff alleges that the Company violated federal wage laws and seeks compensation for servers at the Company’s restaurant in Kansas City based upon allegations that the Company’s “tip share” pool was not correctly administered. Based upon the Company’s review of its practices at that restaurant to date, the Company believes that the claim arises from a single employee at the restaurant whose right to participate in the tip share pool is in question. The Company is currently in the process of responding to the plaintiff’s complaint and intends to defend the allegations vigorously. While the potential financial impact of this case is not determinable at this time, the Company expects that it may incur significant expense in defending or settling the claims associated with this litigation. No accrual for this contingency has been made in the Company’s Condensed Consolidated Financial Statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     While the Company believes the Company’s Employee Stock Ownership Plan (the “ESOP”) and its independent trustee act independently of the Company and that the ESOP is not an “affiliated purchaser” of the Company pursuant to applicable SEC rules and regulations, the following disclosure regarding the ESOP’s purchase of the Company’s stock is made in the event that the ESOP is deemed to be an “affiliated purchaser” of the Company. The following table provides information relating to the ESOP’s purchase of common stock for the first quarter of 2009.

Maximum
			Total	Number
			Number of	(or Approximate
			Shares	Dollar Value) of
			(or Units)	Shares that
			Purchased as	May Yet Be
	Total		Part of Publicly	Purchased
	Number of	Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased [1]	per Share	Programs	(in thousands)[2]

December 29, 2008 — January 25, 2009	4,979	$2.23	—	N/A

January 26, 2009 — February 22, 2009	—	—	—	N/A

February 23, 2009 — March 29, 2009	—	—	—	N/A

[1]	All purchases were made through open market transactions.

[2]	The ESOP may make additional purchases in the future in connection with the administration of the ESOP.

Item 6. Exhibits
(a)     Exhibits:

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: May 13, 2009	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	/s/ R. Gregory Lewis
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