Form 10-Q
period 2009-06-28
ALEXANDERS J CORP
filed 2009-08-12
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 11, 2009, 5,946,860 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	June 28	December 28
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,086	$2,505
Accounts and notes receivable	3,226	3,872
Inventories	1,242	1,370
Deferred income taxes	1,098	1,098
Prepaid expenses and other current assets	1,960	1,597

TOTAL CURRENT ASSETS	11,612	10,442

OTHER ASSETS	1,550	1,455

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $53,877 and $50,882 at June 28, 2009 and December 28, 2008, respectively	84,462	86,547

DEFERRED INCOME TAXES	6,459	6,459

DEFERRED CHARGES, less accumulated amortization of $746 and $709 at June 28, 2009 and December 28, 2008, respectively	738	666

	$104,821	$105,569

	June 28	December 28
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,639	$6,141
Accrued expenses and other current liabilities	4,654	3,951
Unearned revenue	1,260	1,978
Current portion of long-term debt and obligations under capital leases	1,430	948

TOTAL CURRENT LIABILITIES	12,983	13,018

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	22,480	20,401

OTHER LONG-TERM LIABILITIES	9,122	8,754

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,946,860 and 6,754,860 shares at June 28, 2009 and December 28, 2008, respectively	297	338
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,694	36,469
Retained earnings	26,245	26,589

TOTAL STOCKHOLDERS’ EQUITY	60,236	63,396
Commitments and Contingencies

	$104,821	$105,569

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 28	June 29	June 28	June 29
	2009	2008	2009	2008
Net sales	$34,710	$34,767	$72,775	$72,253
Costs and expenses:
Cost of sales	10,836	10,803	22,789	22,851
Restaurant labor and related costs	12,313	11,253	25,049	22,952
Depreciation and amortization of restaurant property and equipment	1,657	1,445	3,325	2,890
Other operating expenses	8,149	7,267	16,598	14,679

Total restaurant operating expenses	32,955	30,768	67,761	63,372
General and administrative expenses	2,729	2,391	5,077	4,924
Pre-opening expense	—	289	—	333

Operating income (loss)	(974)	1,319	(63)	3,624
Other income (expense):
Interest expense	(477)	(427)	(956)	(879)
Interest income	3	41	4	103
Other, net	17	17	31	34

Total other expense	(457)	(369)	(921)	(742)

Income (loss) before income taxes	(1,431)	950	(984)	2,882
Income tax benefit (provision)	635	273	640	(83)

Net income (loss)	$(796)	$1,223	$(344)	$2,799

Basic earnings (loss) per share	$(.12)	$.18	$(.05)	$.42

Diluted earnings (loss) per share	$(.12)	$.18	$(.05)	$.41

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	June 28	June 29
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(344)	$2,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,353	2,921
Changes in working capital accounts	(695)	(2,098)
Other operating activities	743	520

Net cash provided by operating activities	3,057	4,142

Cash flows from investing activities:
Additions to property and equipment	(1,618)	(5,081)
Other investing activities	(74)	(71)

Net cash used in investing activities	(1,692)	(5,152)

Cash flows from financing activities:
Proceeds from bank line of credit agreement	200	—
Payments under bank line of credit agreement	(200)	—
Proceeds from long-term borrowings	3,000	—
Payments on debt and obligations under capital leases	(439)	(468)
Increase (decrease) in bank overdraft	621	(527)
Payment of cash dividend	—	(666)
Purchase of stock	(2,909)	—
Payment of financing transaction costs	(57)	—
Other financing activities	—	61

Net cash provided by (used in) financing activities	216	(1,600)

Increase (decrease) in cash and cash equivalents	1,581	(2,610)
Cash and cash equivalents at beginning of period	2,505	11,325

Cash and cash equivalents at end of period	$4,086	$8,715

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$558	$610
Property and equipment obligations accrued at end of period	$351	$1,609
See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note A — Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2010. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
     Net income (loss) and comprehensive income (loss) are the same for all periods presented.
Note B — Earnings (Loss) Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	June 28	June 29	June 28	June 29
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$(796)	$1,223	$(344)	$2,799

Denominator:
Weighted average shares (denominator for basic earnings per share)	6,417	6,674	6,586	6,669
Effect of dilutive securities	—	205	—	210
Adjusted weighted average shares (denominator for diluted earnings per share)	6,417	6,879	6,586	6,879

Basic earnings (loss) per share	$(.12)	$.18	$(.05)	$.42

Diluted earnings (loss) per share	$(.12)	$.18	$(.05)	$.41

     The calculations of diluted loss and earnings per share exclude stock options for the purchase of 1,009,750 and 659,500 shares of the Company’s common stock for the quarters ended June 28, 2009 and June 29, 2008, respectively, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 1,021,600 and 522,250 shares of common stock were excluded from the diluted loss and earnings per share calculations for the six months ended June 28, 2009 and June 29, 2008, respectively.
     The reduction in the weighted average number of shares in the 2009 periods includes the effect of the repurchase by the Company of 808,000 shares of its common stock on May 22, 2009. The repurchase is discussed further in Note E “Purchase of Stock from Related Party”.

Note C — Income Taxes
     The Company’s income tax provisions for the first six months of 2009 and 2008 were based on estimated effective annual income tax rates of 65.0% and 2.9%, respectively. These rates differ from the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.
Note D — Loan Agreement
     On May 22, 2009, the Company terminated its secured bank line of credit agreement and entered into a loan agreement with Pinnacle National Bank that provides two new credit facilities. The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P. and E. Townes Duncan, a director of the Company, as is more fully described in Note E “Purchase of Stock from Related Party”. The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.
     Amounts borrowed under the loan agreement will bear interest at an annual rate of 30-day LIBOR plus an initial margin of 450 basis points, with a minimum interest rate of 4.6%. The loans can be prepaid at any time without penalty. Scheduled term loan payments are interest only for six months and monthly payments of principal plus interest over the remainder of the five-year term. The agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.
     The loan agreement also includes certain financial covenants. The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1.00 as of the end of any fiscal quarter. The fixed charge coverage ratio will be measured for the two fiscal quarters ending June 28, 2009, for the three fiscal quarters ending September 27, 2009 and for the four fiscal quarters ending each quarter thereafter. The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash stock based compensation expense recorded under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long term debt and capital lease obligations made during such period, all determined in accordance with GAAP.
     In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 6 to 1 for the four quarters ending June 28, 2009 and September 27, 2009, 5 to 1 for the four quarters ending January 3, 2010 and 4.5 to 1 for each four quarter period thereafter. Under the loan agreement, EBITDAR is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash SFAS 123R items, all as determined in accordance with GAAP. Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash or cash equivalents plus (ii) rent payments multiplied by seven.
     If an event of default shall occur and be continuing under the loan agreement, the commitments under the loan agreement may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. No amounts were outstanding under the revolving line of credit at June 28, 2009, or subsequent to that time through August 11, 2009.
Note E — Purchase of Stock from Related Party
     On May 22, 2009, pursuant to a Stock Purchase Agreement with Solidus Company, L.P. (“Solidus”), the Company purchased 808,000 shares of the Company’s common stock for a total purchase price of $2,909,000 from Solidus and E. Townes Duncan. Prior to the stock purchase, Solidus was the Company’s largest shareholder. Mr. Duncan is a director of the Company who also serves as the Chief Executive Officer of Solidus’ general partner, Solidus General Partner, LLC. The purchase of the stock reduced cash flows from financing activities for the second quarter of 2009 and, along with an additional $96,000 of costs directly related to the purchase, is reflected in the Company’s Condensed Consolidated Balance Sheet as a reduction of stockholders’ equity. See Note D “Loan Agreement” for information regarding the Company’s financing of this stock purchase.
     Under the terms of the Stock Purchase Agreement, Solidus and Mr. Duncan agreed to limit future dispositions of their shares of the Company’s common stock to 100,000 shares for the remainder of the 2009 calendar year, 200,000 shares for the 2010 calendar year, and up to 100,000 shares from January 1, 2011 until May 22, 2011.
Note F — Shareholder Rights Plan
     Effective April 28, 2009, the Company’s Board of Directors amended the Company’s existing shareholder rights plan by extending the expiration date to May 31, 2012, and by revising the definition of acquiring person so that Solidus and its affiliates are no longer specifically excluded from becoming an acquiring person.
Note G — Commitments and Contingencies
     The Company is the subject of a lawsuit, Joan Lidgett et al. v. J. Alexander’s Corporation, filed in the United States District Court for the District of Kansas in April 2009, by an employee. The plaintiff alleges that the Company violated federal wage laws and seeks compensation for servers at the Company’s restaurant in Kansas City based upon allegations that the Company’s “tip share” pool was not correctly administered. Based upon the Company’s review of its practices at that restaurant to date, the Company believes that the claim arises from a single employee at the restaurant whose right to participate in the tip share pool is in question. The Company is currently in the process of responding to the plaintiff’s complaint and anticipates that it will ultimately achieve a settlement relative to this claim. An accrual for this contingency has been made in the Company’s Condensed Consolidated Financial Statements as of June 28, 2009.
     As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to six years. The total estimated amount of lease payments remaining on these ten leases at June 28, 2009, was approximately $1.7 million. Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 13 leases at June 28, 2009, was approximately $1.4 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases as of June 28, 2009, was approximately $600,000.
     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.
Note H — Fair Value Measurements
     At June 28, 2009 and December 28, 2008, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments. The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date. The carrying value and estimated fair value of the Company’s mortgage loan were $20,683,000 and $18,152,000, respectively, at June 28, 2009 compared to $21,101,000 and $17,837,000, respectively, at December 28, 2008. With respect to the $3,000,000 term loan discussed in Note D “Loan Agreement”, the fair value was estimated to approximate its carrying amount at June 28, 2009, due to the proximity of the loan issue date to the balance sheet date.
Note I — Recent Accounting Pronouncements
     In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the third quarter of 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Company expects that there will be no changes to the content of the Company’s interim or annual financial statements or disclosures as a result of implementing the Codification.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company implemented SFAS 165 during the second quarter of 2009 and evaluated for subsequent events through August 12, 2009, the issuance date of the Company’s Condensed Consolidated Financial Statements. No subsequent events were noted.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The disclosure requirements of FSP FAS 107-1 are presented in Note H “Fair Value Measurements”.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired during fiscal years beginning after December 15, 2008. Adoption of FSP 142-3 at the beginning of fiscal 2009 had no impact on the Company’s Condensed Consolidated Financial Statements.
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
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value

Measurements” (“SFAS 157”) for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. SFAS 157 provides guidance for using fair value to measure assets and liabilities. Adoption of SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and nonfinancial liabilities had no impact on the Company’s Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Overview
     J. Alexander’s Corporation (the “Company”) operates upscale casual dining restaurants. At June 28, 2009, the Company operated 33 J. Alexander’s restaurants in 13 states. The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.
     The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance. Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients. The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above. J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes. The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes. J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment. The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy. In the current recession, however, the Company is experiencing decreases in same store sales as is further discussed under Net Sales, and these decreases are having a significant negative impact on the Company’s profitability. Management believes it will be difficult to increase, or even maintain, same store sales levels until consumers regain their confidence and consumer spending improves. In addition, the Company’s restaurants which opened in late 2007 and 2008 have yet to achieve satisfactory sales levels and are experiencing particular difficulties in building sales in the current economic environment.
     The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor and energy; and governmental regulations. Because of these factors, the Company’s management believes it is of critical importance to the Company’s success to effectively execute the Company’s operating strategy and to constantly develop and refine the critical conceptual elements of J. Alexander’s restaurants in order to distinguish them from other casual dining competitors and maintain the Company’s competitive position.
     The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses. Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales. Restaurant profitability can also be negatively affected by inflationary increases in operating costs and other factors. Management continues to believe that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s restaurants over time.

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
     Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break-even are relatively high compared to break-even sales volumes of many other casual dining concepts and also that it is necessary for the Company to achieve relatively high sales volumes in its restaurants compared to the average sales volumes of other casual dining concepts in order to achieve desired financial returns.
     The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation, and some have experienced losses for considerably longer periods. The Company opened two new restaurants in the fourth quarter of 2007 and three new restaurants in the last half of 2008. No new restaurants are planned for 2009.

     The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	June 28	June 29	June 28	June 29
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.2	31.1	31.3	31.6
Restaurant labor and related costs	35.5	32.4	34.4	31.8
Depreciation and amortization of restaurant property and equipment	4.8	4.2	4.6	4.0
Other operating expenses	23.5	20.9	22.8	20.3

Total restaurant operating expenses	94.9	88.5	93.1	87.7
General and administrative expenses	7.8	6.9	7.0	6.8
Pre-opening expense	—	0.8	—	0.5

Operating income (loss)	(2.8)	3.8	(0.1)	5.0
Other income (expense):
Interest expense	(1.4)	(1.2)	(1.3)	(1.2)
Interest income	—	0.1	—	0.1
Other, net	—	—	—	—

Total other expense	(1.3)	(1.1)	(1.3)	(1.0)

Income (loss) before income taxes	(4.1)	2.7	(1.4)	4.0
Income tax benefit (provision)	1.8	0.8	0.9	(0.1)

Net income (loss)	(2.3)%	3.5%	(0.5)%	3.9%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	30
Average weekly sales per restaurant (1):
All restaurants	$80,900	$89,300	$84,800	$92,900
Percent change	-9.4%		-8.7%
Same store restaurants (2)	$83,400	$89,700	$87,500	$93,600
Percent change	-7.0%		-6.5%

(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at weekly average sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the thirty restaurants open for more than eighteen months.

Net Sales
     Net sales decreased by $57,000 in the second quarter of 2009 compared to the second quarter of 2008 as declines in same store sales for the quarter generally offset the net sales generated by the three new restaurants opened in the last half of 2008. Net sales increased by $522,000 in the first half of 2009 compared to the first half of 2008 primarily because sales from the new restaurants opened in 2008 more than offset the decline in same store sales.
     Management estimates the average check per guest, including alcoholic beverage sales, increased by 1.0% to $24.47 in the second quarter of 2009 from $24.23 in the second quarter of 2008 and by 0.9% to $24.75 for the first half of 2009 compared to $24.53 for the first half of 2008. Management believes these increases were due primarily to the effect of higher menu prices which it estimates averaged approximately 1.6% and 1.3% higher in the second quarter and first six months of 2009, respectively, than in the corresponding periods of 2008. These price increase estimates reflect menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer. Management estimates that weekly average guest counts decreased on a same store basis by approximately 7.0% and 6.4% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008.
     The Company’s same store sales have decreased for seven consecutive quarters, with a downturn first noted in mid-September of 2007. Management believes these decreases are due to a significant slowdown in discretionary consumer spending caused by recessionary economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil in the financial markets.
Restaurant Costs and Expenses
     Total restaurant operating expenses increased to 94.9% of net sales in the second quarter of 2009 from 88.5% in the second period of the previous year and to 93.1% of net sales in the first half of 2009 from 87.7% in the first half of 2008 due primarily to the adverse effects of lower same store sales and the effect of the three new restaurants opened in the last half of 2008, with the effects of these factors being partially offset by lower cost of sales for the first half of 2009. Restaurant operating margins decreased to 5.1% in the second quarter of 2009 from 11.5% in the second quarter of 2008 and to 6.9% in the first half of 2009 compared to 12.3% in the same period of 2008.
     Cost of sales, which includes the cost of food and beverages, increased slightly as a percentage of net sales for the second quarter and decreased for the first six months of 2009 compared to the same periods of 2008. Prices for beef and some other commodities were lower in the 2009 periods than in the comparable 2008 periods. However, the second quarter of 2008 included the settlement of a claim against a prospective vendor which decreased cost of sales by 0.5% of net sales for the quarter and 0.2% for the first six months of the year, more than offsetting the effect of lower commodity prices and higher menu prices in the second quarter of 2009.
     Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category. In recent years, the Company entered into fixed price beef purchase agreements for most of its beef in an effort to minimize the impact of significant increases in the market price of beef. Because of uncertainty in the beef market and the high prices at which beef was quoted to the Company on a forward fixed price basis relative to market prices, the Company did not enter into a fixed price beef purchase agreement to replace the fixed price agreement which expired in March of 2008. Since that time, the Company has purchased beef based on weekly market prices which have generally been lower than the prices paid by the Company for beef under the previous contract. Also, market prices paid in the second quarter of 2009 were lower than market prices paid during the second quarter of 2008. The effect of lower prices paid for beef in 2009 compared to the prices paid in 2008 reduced cost of sales by an estimated 0.4% and 1.1% of net sales in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008.
     While management believes that purchasing beef at weekly market prices has been beneficial to the Company, this strategy exposes the Company to variable market conditions and there can be no assurance that beef prices will not increase significantly. Management will continue to monitor the beef market in 2009 and if there are significant changes in market conditions or attractive opportunities to contract later in the year, will consider entering into a fixed price purchasing agreement.
     Restaurant labor and related costs increased to 35.5% of net sales in the second quarter of 2009 from 32.4% in the second quarter of 2008 and to 34.4% for the first half of 2009 from 31.8% for the first half of 2008. These increases were due primarily to the effects of lower same store sales and higher labor costs incurred in the three new restaurants opened in the last half of 2008.
     The Company estimates that the impact of increases in minimum wage rates will be approximately $300,000 in 2009. Most of these increases relate to increases in minimum cash wage rates required by certain states to be paid to tipped employees. The increases in the federal minimum wage rate for non-tipped employees in 2008 has not had, nor is the 2009 increase expected to have, a significant impact on the Company because most of the Company’s non-tipped employees are already paid more than the federal minimum wage.
     Depreciation and amortization of restaurant property and equipment increased by $212,000 in the second quarter of 2009 and $435,000 in the first six months of 2009 compared to the same periods in 2008 primarily because of the effect of the new restaurants opened during the last half of 2008. The effect of the new restaurants as well as the effect of lower same store sales resulted in increases in this expense category as a percentage of net sales in the 2009 periods.
     Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 23.5% of net sales in the second quarter of 2009 from 20.9% of net sales in the second quarter of 2008 and to 22.8% of net sales for the first half of 2009 compared to 20.3% in the comparable period of 2008. These increases were also due primarily to the effects of the new restaurants opened in the last half of 2008 and lower sales in the same store restaurant base.
General and Administrative Expenses
     General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $338,000 in the second quarter of 2009 versus the second quarter of 2008 due primarily to a charge to earnings during the quarter related to the expected settlement of litigation in connection with alleged improper administration of the “tip share” pool in the Company’s Overland Park, Kansas restaurant. General and administrative expenses increased by $153,000 in the first half of 2009 compared to the first half of 2008 primarily due to the litigation charge noted above which more than offset decreases in certain other expenses, including particularly management training costs during the 2009 period. The reduction in management training costs was due to lower restaurant management turnover and because no additional staffing is required for new restaurants since none are planned for 2009.
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
     Pre-opening expense was incurred in the second quarter and first half of 2008 in connection with restaurants under development during that time. The Company does not expect to incur any pre-opening expense during 2009 because no new restaurant development is planned for the year.
Other Income (Expense)
     Interest expense increased in the second quarter and first half of 2009 compared to the same periods in 2008 due primarily to the effect of the capitalization of interest costs in connection with new restaurant development in 2008, whereas no interest costs were capitalized in 2009. Interest income decreased in the second quarter and first half of 2009 compared to the corresponding periods of 2008 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.
Income Taxes
     The Company’s income tax provisions for the first six months of 2009 and 2008 were based on estimated effective annual income tax rates of 65.0% and 2.9%, respectively. These rates differ from the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.
Outlook
     Management expects that 2009 will continue to be a very challenging year. Because, as previously discussed, a significant portion of the Company’s labor and other operating expenses are fixed or semi-variable in nature, management expects that continued decreases in same store sales, which management expects will persist for several more months or more and which could worsen, and the effect of three new restaurants opened in the last half of 2008 will have a significant negative effect on the Company’s restaurant operating margins and profitability in 2009. Management believes that the effects of these factors will be mitigated somewhat by the effect of menu price increases implemented in the first quarter of 2009, lower commodity prices paid for certain food products, and other cost reduction programs being implemented by the Company. However, management is unable to project the future impact of the recession and remains concerned about its depth, what its duration may ultimately be, that an economic recovery may take place relatively slowly, and that consumer spending in upscale restaurants may continue to be negatively affected for some time.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s capital needs are currently primarily for maintenance of and improvements to its existing restaurants and for meeting debt service requirements and operating lease obligations. The Company has met its cash requirements and maintained liquidity in recent years primarily through use of cash and cash equivalents on hand, cash flow from operations and the availability of a bank line of credit.
     Cash and cash equivalents at June 28, 2009 totaled $4,086,000. The Company’s net cash provided by operating activities totaled $3,057,000 and $4,142,000 for the first six months of 2009 and 2008, respectively. Cash provided by operating activities in 2009 included the collection of a $1,145,000 contribution receivable from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.
     The Company had a working capital deficit of $1,371,000 at June 28, 2009, reduced from $2,576,000 at December 28, 2008. Management does not believe this working capital deficit impairs the overall financial condition of the Company. Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively small, virtually all cash generated by operations is available to meet current obligations.
     Management estimates that cash expenditures for capital assets in 2009 will be approximately $2.9 million. Most of these funds will be used for improvements and asset replacements in the Company’s restaurants, although approximately $600,000 of the total amount represents the final payments for new restaurants opened in the last quarter of 2008. Management does not plan to open any new restaurants in 2009 and is opting to be cautious and conserve the Company’s capital until there is a clearer picture of the future of the economy before making any additional commitments for new restaurants. Additionally, new restaurant development could be constrained due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering that credit markets remain relatively tight.
     On May 22, 2009, the Company terminated its secured bank line of credit agreement and entered into a loan agreement with Pinnacle National Bank that provides two new credit facilities. The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock for a total purchase price of $2,909,000 from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company. See Note E “Purchase of Stock from Related Party” to the Company’s Condensed Consolidated Financial Statements for additional description of the transaction. The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.
     Amounts borrowed under the loan agreement will bear interest at an annual rate of 30-day LIBOR plus an initial margin of 450 basis points, with a minimum interest rate of 4.6%. The loans can be prepaid at any time without penalty. Scheduled term loan payments are interest only for six months and monthly payments of principal plus interest over the remainder of the five-year term. The agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.
     The loan agreement also includes certain financial covenants. The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1.00 as of the end of any fiscal quarter. The fixed charge coverage ratio will be measured for the two fiscal quarters ending June 28, 2009, for the three fiscal quarters ending September 27, 2009 and for the four fiscal quarters ending each quarter thereafter. The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash stock based compensation expense recorded under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long term debt and capital lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).
     In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 6 to 1 for the four quarters ending June 28, 2009 and September 27, 2009, 5 to 1 for the four quarters ending January 3, 2010 and 4.5 to 1 for each four quarter period thereafter. Under the loan agreement, EBITDAR is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash SFAS 123R items, all as determined in accordance with GAAP. Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash or cash equivalents plus (ii) rent payments multiplied by seven.
     If an event of default shall occur and be continuing under the loan agreement, the commitments under the loan agreement may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. No amounts were outstanding under the revolving line of credit at June 28, 2009.
     A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt. The loan, which was originally for $25 million, had an outstanding balance of $20.7 million at June 28, 2009. It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22.3 million at June 28, 2009. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements. However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.
     The Company believes that cash and cash equivalents on hand at June 28, 2009 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs at least through 2009. However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company will need to make use of its revolving bank line of credit during the year. The Company was in compliance with the financial covenants of its debt agreements as of June 28, 2009. However, given the negative effects of the same store sales declines the Company has experienced this year and the continuing adverse effects of current economic conditions and the recession, there is a possibility that the Company will not meet the financial covenants of its bank loan agreement at some point during the year. Should the Company fail to comply with these covenants, management would request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s revolving bank line of credit would not be available for borrowing and amounts outstanding under the Company’s bank loans would become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.
OFF-BALANCE SHEET ARRANGEMENTS
     As of August 11, 2009, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.
CONTINGENT OBLIGATIONS
     From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry. The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements. The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company. A summary of the Company’s estimated contingent liability as of June 28, 2009, is as follows:

Wendy’s restaurants (16 leases)	$2,300,000
Mrs. Winner’s Chicken & Biscuits restaurants (13 leases)	1,400,000

Total contingent liability related to assigned leases	$3,700,000

     There have been no payments by the Company of such contingent liabilities in the history of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, excluding guidance from the United States Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the third quarter of 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. The Company expects that there will be no changes to the content of the Company’s interim or annual financial statements or disclosures as a result of implementing the Codification.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The Company implemented SFAS 165 during the second quarter of 2009 and evaluated for subsequent events through August 12, 2009, the issuance date of the Company’s Condensed Consolidated Financial Statements. No subsequent events were noted.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 requires fair value disclosures on an interim basis for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS 107-1, the fair values of those financial instruments were only disclosed on an annual basis. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The disclosure requirements of FSP FAS 107-1 are presented in Note H “Fair Value Measurements”.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired during fiscal years beginning after December 15, 2008. Adoption of FSP 142-3 at the beginning of fiscal 2009 had no impact on the Company’s Condensed Consolidated Financial Statements.
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
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. SFAS 157 provides guidance for using fair value to measure assets and liabilities. Adoption of SFAS 157 at the beginning of fiscal 2009 for nonfinancial assets and nonfinancial liabilities had no impact on the Company’s Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card revenue, property and equipment, leases, impairment of long-lived assets, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition for Gift Cards: The Company records a liability for gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption of gift cards, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, have been recorded as revenue by the Company and are included in net sales in the Company’s Condensed Consolidated Statements of Operations. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.
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
     The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this filing which contain accounting policies and other disclosures required by GAAP.
FORWARD-LOOKING STATEMENTS
     In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements. The Company disclaims any intent or obligation to update these forward-looking statements. Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and increase sales and operating margins in its restaurants under current recessionary economic conditions, which may continue indefinitely and which could worsen; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the SEC and The NASDAQ Stock Market LLC. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 for a description of a number of risks and uncertainties which could affect actual results.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Other than with respect to the revised risk factor below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.
     Failure to maintain the Company’s debt covenants could have a material adverse effect on its liquidity and financial condition. The Company maintains a $5 million bank line of credit facility and is the borrower under a $3 million term loan which expire on May 22, 2012 and May 22, 2014 respectively. The Company also has a mortgage loan outstanding in the amount of $20.7 million as of June 28, 2009, which is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022 and which is secured by certain real estate owned by a wholly-owned subsidiary of the Company. Management believes that cash and cash equivalents on hand at June 28, 2009 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs at least through 2009. However, depending on the Company’s future operating results, cash flow generated from operations and other factors affecting liquidity, it is possible that the Company will need to make use of its revolving bank line of credit during the year. The Company was in compliance with the financial covenants of its debt agreements as of June 28, 2009. However, given the negative effects of the same store sales declines the Company has experienced this year and the continuing adverse effects of current economic conditions and the recession, there is a possibility that the Company will not meet the financial covenants of its bank loan agreement at some point during the year. Should the Company fail to comply with these covenants, management would request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s revolving bank line of credit would not be available for borrowing and amounts outstanding under the Company’s bank loans would become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 22, 2009, the Company entered into a Stock Purchase Agreement with Solidus Company, L.P. (“Solidus”) to purchase 808,000 shares of the Company’s common stock for a purchase price of $2,909,000 from Solidus and director E. Townes Duncan, who also serves as Chief Executive Officer of Solidus’ general partner, Solidus General Partner, LLC. No additional shares of the Company’s stock are authorized for repurchase under the Stock Purchase Agreement. Solidus and Mr. Duncan also agreed to limit future dispositions of their shares of the Company’s stock to 100,000 shares for the remainder of the 2009 calendar year, 200,000 shares for the 2010 calendar year, and up to 100,000 shares from January 1, 2011 until May 22, 2011. The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2009.

			Total	Maximum
			Number of	Number
			Shares	(or Approximate
			(or Units)	Dollar Value) of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs
March 30, 2009 — April 26, 2009	—	$—	N/A	N/A
April 27, 2009 — May 24, 2009	808,000	3.60	N/A	N/A
May 25, 2009 — June 28, 2009	—	—	N/A	N/A

Total	808,000	$3.60	N/A	N/A

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of the Company was held on May 19, 2009. At the meeting, the shareholders voted on the election of directors. A summary of the votes is as follows:

	For	Withhold Authority
E. Townes Duncan	5,800,997	75,633
Garland G. Fritts	5,751,983	124,647
Brenda B. Rector	5,505,147	371,483
J. Bradbury Reed	4,543,104	1,333,526
Joseph N. Steakley	5,751,446	125,184
Lonnie J. Stout II	4,292,695	1,583,935

Item 6. Exhibits
(a)	Exhibits:

Exhibit 4.1	Amendment to Rights Agreement dated April 28, 2009 (incorporated by reference to the Company’s Form 8-K filed April 29, 2009)

Exhibit 10.1	Waiver Letter from Bank of America, N.A. (incorporated by reference to the Company’s Form 8-K filed April 29, 2009)

Exhibit 10.2	Loan Agreement dated May 22, 2009 between the Company and Pinnacle National Bank (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 10.3	Promissory Note dated May 22, 2009 from the Company in favor of Pinnacle National Bank (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 10.4	Revolving Promissory Note dated May 22, 2009 from the Company in favor of Pinnacle National Bank (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 10.5	Stock Purchase Agreement dated May 22, 2009 between Solidus Company, L.P., E. Townes Duncan and the Company (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: August 12, 2009	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2009	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS
Exhibit No.

Exhibit 4.1	Amendment to Rights Agreement dated April 28, 2009 (incorporated by reference to the Company’s Form 8-K filed April 29, 2009)

Exhibit 10.1	Waiver Letter from Bank of America, N.A. (incorporated by reference to the Company’s Form 8-K filed April 29, 2009)

Exhibit 10.2	Loan Agreement dated May 22, 2009 between the Company and Pinnacle National Bank (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 10.3	Promissory Note dated May 22, 2009 from the Company in favor of Pinnacle National Bank (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 10.4	Revolving Promissory Note dated May 22, 2009 from the Company in favor of Pinnacle National Bank (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 10.5	Stock Purchase Agreement dated May 22, 2009 between Solidus Company, L.P., E. Townes Duncan and the Company (incorporated by reference to the Company’s Form 8-K filed May 27, 2009)

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.