Form 10-Q
period 2009-09-27
ALEXANDERS J CORP
filed 2009-11-12
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 27, 2009

or

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

As of November 11, 2009, 5,946,860 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
J. ALEXANDER’S CORPORATION AND SUBSIDIARIES INDEX TO EXHIBITS
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO and CFO

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	September 27	December 28
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,590	$2,505
Accounts and notes receivable	2,399	3,872
Inventories	1,147	1,370
Deferred income taxes	1,098	1,098
Prepaid expenses and other current assets	3,690	1,597
TOTAL CURRENT ASSETS	9,924	10,442

OTHER ASSETS	1,566	1,455

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $55,417 and $50,882 at September 27, 2009 and December 28, 2008, respectively	83,188	86,547

DEFERRED INCOME TAXES	6,459	6,459

DEFERRED CHARGES, less accumulated amortization of $784 and $709 at September 27, 2009 and December 28, 2008, respectively	699	666
	$101,836	$105,569

	September 27	December 28
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,204	$6,141
Accrued expenses and other current liabilities	5,408	3,951
Unearned revenue	1,126	1,978
Current portion of long-term debt and obligations under capital leases	1,622	948
TOTAL CURRENT LIABILITIES	11,360	13,018

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	22,074	20,401

OTHER LONG-TERM LIABILITIES	9,392	8,754

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,946,860 and 6,754,860 shares at September 27, 2009 and December 28, 2008, respectively	297	338
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,787	36,469
Retained earnings	24,926	26,589
TOTAL STOCKHOLDERS’ EQUITY	59,010	63,396
Commitments and Contingencies
	$101,836	$105,569

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	Sept. 27	Sept. 28	Sept. 27	Sept. 28
	2009	2008	2009	2008
Net sales	$32,423	$32,361	$105,198	$104,614
Costs and expenses:
Cost of sales	10,286	10,695	33,075	33,546
Restaurant labor and related costs	12,205	11,469	37,254	34,421
Depreciation and amortization of restaurant property and equipment	1,636	1,492	4,961	4,382
Other operating expenses	7,949	7,426	24,547	22,105
Total restaurant operating expenses	32,076	31,082	99,837	94,454
General and administrative expenses	2,477	2,470	7,554	7,394
Pre-opening expense	—	872	—	1,205
Operating income (loss)	(2,130)	(2,063)	(2,193)	1,561
Other income (expense):
Interest expense	(491)	(402)	(1,447)	(1,281)
Interest income	1	27	5	130
Other, net	12	17	43	51
Total other expense	(478)	(358)	(1,399)	(1,100)
Income (loss) before income taxes	(2,608)	(2,421)	(3,592)	461
Income tax benefit	1,289	426	1,929	343
Net income (loss)	$(1,319)	$(1,995)	$(1,663)	$804

Basic earnings (loss) per share	$(.22)	$(.30)	$(.26)	$.12
Diluted earnings (loss) per share	$(.22)	$(.30)	$(.26)	$.12

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	Sept. 27	Sept. 28
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,663)	$804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,005	4,427
Changes in working capital accounts	73	(934)
Other operating activities	1,155	732
Net cash provided by operating activities	4,570	5,029
Cash flows from investing activities:
Additions to property and equipment	(2,096)	(9,667)
Other investing activities	(74)	(71)
Net cash used in investing activities	(2,170)	(9,738)
Cash flows from financing activities:
Proceeds from bank line of credit agreement	200	—
Payments under bank line of credit agreement	(200)	—
Proceeds from long-term borrowings	3,000	—
Payments on debt and obligations under capital leases	(653)	(707)
Decrease in bank overdraft	(2,523)	(524)
Payment of cash dividend	—	(666)
Exercise of stock options	—	121
Purchase of stock	(3,005)	—
Payment of financing transaction costs	(134)	—
Other financing activities	—	42
Net cash used in financing activities	(3,315)	(1,734)
Decrease in cash and cash equivalents	(915)	(6,443)
Cash and cash equivalents at beginning of period	2,505	11,325
Cash and cash equivalents at end of period	$1,590	$4,882

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$558	$610
Property and equipment obligations accrued at end of period	$243	$3,281

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended September 27, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2010.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Net income (loss) and comprehensive income (loss) are the same for all periods presented.

Note B — Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	Sept. 27	Sept. 28	Sept. 27	Sept. 28
(In thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$(1,319)	$(1,995)	$(1,663)	$804
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,947	6,679	6,373	6,672
Effect of dilutive securities	—	—	—	195
Adjusted weighted average shares (denominator for diluted earnings per share)	5,947	6,679	6,373	6,867

Basic earnings (loss) per share	$(.22)	$(.30)	$(.26)	$.12
Diluted earnings (loss) per share	$(.22)	$(.30)	$(.26)	$.12

The calculations of loss per share exclude stock options for the purchase of 1,013,875 and 1,139,482 shares of the Company’s common stock for the quarters ended September 27, 2009 and September 28, 2008, respectively, because the effect of their inclusion would be anti-dilutive.  Anti-dilutive options to purchase 1,004,025 and 728,994 shares of common stock were excluded from the diluted earnings (loss) per share calculations for the nine months ended September 27, 2009 and September 28, 2008, respectively.

The reduction in the weighted average number of shares in the 2009 periods includes the effect of the repurchase by the Company of 808,000 shares of its common stock on May 22, 2009.  The repurchase is discussed further in Note E “Purchase of Stock from Related Party” to the Company’s Condensed Consolidated Financial Statements.

Note C – Income Taxes

The Company’s income tax benefit of $1,929,000 for the first nine months of 2009 was based on an estimated effective annual income tax rate of 53.7%.  This rate differs from the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.

The Company recorded an income tax benefit of $343,000 for the first nine months of 2008.  This benefit was primarily related to the effect of FICA tip tax credits earned by the Company which exceeded the tax liability computed at statutory rates and was based on the actual effective income tax rate for the year-to-date period.  Management did not believe a reasonable estimate of the year-to-date income tax provision could be made using the estimated annual effective income tax rate because the Company’s estimated pre-tax results for the year were expected to be close to break-even, and a relatively small change in the Company’s estimated operating results for the year could result in a large change in the estimated annual effective income tax rate.

Note D — Loan Agreement

On May 22, 2009, the Company terminated its previous secured bank line of credit agreement and entered into a new bank loan agreement that provides two new credit facilities.  The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  See Note E “Purchase of Stock from Related Party” to the Company’s Condensed Consolidated Financial Statements for additional description of the transaction.  The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Amounts borrowed under the loan agreement will bear interest at an annual rate of 30-day LIBOR plus an initial margin of 450 basis points, with a minimum interest rate of 4.6%.  The loans can be prepaid at any time without penalty.  Scheduled term loan payments are interest only for six months and equal monthly payments of principal plus interest over the remainder of the five-year term.  The agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

The loan agreement also includes certain financial covenants.  The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1.00 as of the end of any fiscal quarter.  The fixed charge coverage ratio will be measured for the three fiscal quarters ending September 27, 2009 and for the four fiscal quarters ending each quarter thereafter.  The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash stock based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 6 to 1 for the quarter ending September 27, 2009 and 5 to 1 for the quarter ending January 3, 2010 and 4.5 to 1 for each quarter thereafter.  Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash stock based compensation expense, all as determined in accordance with GAAP.  Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

If an event of default shall occur and be continuing under the loan agreement, the commitments under the loan agreement may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  No amounts were outstanding under the revolving line of credit at September 27, 2009, or subsequent to that time through November 12, 2009.  A total of $3,000,000 was outstanding under the term loan at September 27, 2009, and remains outstanding through November 12, 2009.

Note E – Purchase of Stock from Related Party

On May 22, 2009, pursuant to a Stock Purchase Agreement with Solidus Company, L.P. (“Solidus”), the Company purchased 808,000 shares of the Company’s common stock for a total purchase price of $2,909,000 from Solidus and E. Townes Duncan. Prior to the stock purchase, Solidus was the Company’s largest shareholder.  Mr. Duncan is a director of the Company who also serves as the Chief Executive Officer of Solidus’ general partner, Solidus General Partner, LLC.  The purchase of the stock, along with an additional $96,000 of costs directly related to the purchase, reduced cash flows from financing activities for the nine months ended September 27, 2009, and is reflected in the Company’s Condensed Consolidated Balance Sheet as a reduction of stockholders’ equity.  See Note D “Loan Agreement” to the Company’s Condensed Consolidated Financial Statements for information regarding the Company’s financing of this stock purchase.

Under the terms of the Stock Purchase Agreement, Solidus and Mr. Duncan agreed to limit future dispositions of their shares of the Company’s common stock to 100,000 shares for the remainder of the 2009 calendar year, 200,000 shares for the 2010 calendar year, and up to 100,000 shares from January 1, 2011 until May 22, 2011.

Note F – Shareholder Rights Plan

Effective April 28, 2009, the Company’s Board of Directors amended the Company’s existing shareholder rights plan by extending the expiration date to May 31, 2012, and by revising the definition of acquiring person so that Solidus and its affiliates are no longer specifically excluded from becoming an acquiring person.

Note G – Commitments and Contingencies

The Company is the subject of a lawsuit, Joan Lidgett et al. v. J. Alexander’s Corporation, filed in the United States District Court for the District of Kansas in April 2009, by an employee.  The plaintiff alleges that the Company violated federal wage laws and seeks compensation for servers at the Company’s restaurant in Kansas City based upon allegations that the Company’s “tip share” pool was not correctly administered.  Based upon the Company’s review of its practices at that restaurant to date, the Company believes that the claim arises from a single employee at the restaurant whose right to participate in the tip share pool is in question.  The Company is currently in the process of responding to the plaintiff’s complaint and anticipates that it will ultimately achieve a settlement relative to this claim.  An accrual for this contingency was made in the Company’s Condensed Consolidated Financial Statements during the second quarter of 2009.

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to six years.  The total estimated amount of lease payments remaining on these ten leases at September 27, 2009, was approximately $1.5 million.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these 12 leases at September 27, 2009, was approximately $1.5 million.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases as of September 27, 2009, was approximately $500,000.

The Company is from time to time subject to routine litigation incidental to its business.  The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note H – Fair Value Measurements

At September 27, 2009 and December 28, 2008, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $20,473,000 and $19,144,000, respectively, at September 27, 2009 compared to $21,101,000 and $17,837,000, respectively, at December 28, 2008.  With respect to the $3,000,000 term loan discussed in Note D “Loan Agreement” to the Company’s Condensed Consolidated Financial Statements, the fair value was estimated to approximate its carrying amount at September 27, 2009, due to the proximity of the loan issue date to the balance sheet date.

Note I – Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “the Codification”) - In June 2009, the FASB approved ASC Topic 105, “Generally Accepted Accounting Principles”, as the single source of authoritative nongovernmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. All existing accounting standard documents, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statement disclosures beginning with the quarter ended September 27, 2009 as all references to authoritative accounting literature are referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 27, 2009.

Subsequent Events - In May 2009, the FASB issued a pronouncement regarding subsequent events which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  This pronouncement, included in ASC Topic 855 “Subsequent Events”, was effective for interim and annual financial periods ending after June 15, 2009.  The Company implemented this pronouncement during the second quarter of 2009 and has evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s Condensed Consolidated Financial Statements.  No subsequent events were noted.

Fair Value Disclosures - In April 2009, the FASB modified ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting” to require fair value disclosures on an interim basis for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  Adoption of this guidance during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  The disclosure requirements are presented in Note H “Fair Value Measurements” to the Company’s Condensed Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At September 27, 2009, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, because of recessionary conditions for the past two years, the Company has experienced decreases in same store sales as is further discussed under Net Sales, and these decreases are having a significant negative impact on the Company’s profitability.  Management believes it will be difficult to increase, or even maintain, same store sales levels until consumers regain their confidence and consumer spending improves.  In addition, the Company’s restaurants which opened in late 2007 and 2008 have yet to achieve satisfactory sales levels and are experiencing particular difficulties in building sales in the current economic environment.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation, and some have experienced losses for considerably longer periods.  The Company opened two new restaurants in the fourth quarter of 2007, one new restaurant in the third quarter of 2008 and two new restaurants in the fourth quarter of 2008.  No new restaurants are currently planned for 2009 or 2010.

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	Sept. 27	Sept. 28	Sept. 27	Sept. 28
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.7	33.0	31.4	32.1
Restaurant labor and related costs	37.6	35.4	35.4	32.9
Depreciation and amortization of restaurant property and equipment	5.0	4.6	4.7	4.2
Other operating expenses	24.5	22.9	23.3	21.1
Total restaurant operating expenses	98.9	96.0	94.9	90.3
General and administrative expenses	7.6	7.6	7.2	7.1
Pre-opening expense	—	2.7	—	1.2
Operating income (loss)	(6.6)	(6.4)	(2.1)	1.5
Other income (expense):
Interest expense	(1.5)	(1.2)	(1.4)	(1.2)
Interest income	—	0.1	—	0.1
Other, net	—	0.1	—	—
Total other expense	(1.5)	(1.1)	(1.3)	(1.1)
Income (loss) before income taxes	(8.0)	(7.5)	(3.4)	0.4
Income tax benefit	4.0	1.3	1.8	0.3
Net income (loss)	(4.1)%	(6.2)%	(1.6)%	0.8%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	31
Average weekly sales per restaurant (1):
All restaurants	$75,500	$81,600	$81,700	$89,100
Percent change	-7.5%		-8.3%
Same store restaurants (2)	$77,900	$82,200	$84,200	$89,700
Percent change	-5.2%		-6.1%

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

Net Sales

Net sales increased by $62,000 in the third quarter of 2009 compared to the third quarter of 2008 as the additional net sales generated by the new restaurants opened in the third and fourth quarters of 2008 generally offset the decline in same store sales for the quarter.  Net sales increased by $584,000 in the first nine months of 2009 compared to the same period of 2008 primarily because additional sales from the new restaurants opened in 2008 more than offset the decline in same store sales.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 0.6% to $24.27 in the third quarter of 2009 from $24.12 in the third quarter of 2008 and by 0.8% to $24.60 for the first nine months of 2009 compared to $24.41 for the first nine months of 2008.  Management believes these increases were due primarily to the effect of higher menu prices which it estimates averaged approximately 1.4% and 1.3% higher in the third quarter and first nine months of 2009, respectively, than in the corresponding periods of 2008.  These price increase estimates reflect menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.  Management estimates that weekly average guest counts decreased on a same store basis by approximately 4.8% and 5.9% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.

The Company’s same store sales have decreased for eight consecutive quarters, with a downturn first noted in mid-September of 2007.  Management believes these decreases are due to a significant slowdown in discretionary consumer spending caused by recessionary economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil in the financial markets.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 98.9% of net sales in the third quarter of 2009 from 96.0% in the third period of the previous year and to 94.9% of net sales in the first nine months of 2009 from 90.3% in the first nine months of 2008 due primarily to the adverse effects of lower same store sales and the effect of the three new restaurants opened in the last half of 2008, with the effects of these factors being partially offset by lower cost of sales during the periods.  Restaurant operating margins decreased to 1.1% in the third quarter of 2009 from 4.0% in the third quarter of 2008 and to 5.1% in the first nine months of 2009 compared to 9.7% in the same period of 2008.

Cost of sales, which includes the cost of food and beverages, decreased as a percentage of net sales for the third quarter and for the first nine months of 2009 compared to the same periods of 2008 primarily due to lower prices for beef and dairy products and certain other commodities.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  In recent years, the Company entered into fixed price beef purchase agreements for most of its beef in an effort to minimize the impact of significant increases in the market price of beef.  Because of uncertainty in the beef market and the high prices at which beef was quoted to the Company on a forward fixed price basis relative to market prices, the Company did not enter into a fixed price beef purchase agreement to replace the fixed price agreement which expired in March of 2008.  Since that time, the Company has purchased beef based on weekly market prices which have generally been lower than the prices paid by the Company for beef under the previous contract.  Also, market prices paid in the second and third quarters of 2009 were lower than market prices paid during the same periods of 2008.  The effect of lower prices paid for beef in 2009 compared to the prices paid in 2008 reduced cost of sales by an estimated 0.9% and 1.1% of net sales in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.

While management believes that purchasing beef at weekly market prices has been beneficial to the Company, this strategy exposes the Company to variable market conditions and there can be no assurance that beef prices will not increase significantly.  Management continually monitors the beef market and if there are significant changes in market conditions or attractive opportunities to contract arise, will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs increased to 37.6% of net sales in the third quarter of 2009 from 35.4% in the third quarter of 2008 and to 35.4% for the first nine months of 2009 from 32.9% for the first nine months of 2008.  These increases were due primarily to the effects of lower same store sales and higher labor costs incurred in the three new restaurants opened in the last half of 2008.

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

Depreciation and amortization of restaurant property and equipment increased by $144,000 in the third quarter of 2009 and $579,000 in the first nine months of 2009 compared to the same periods in 2008 primarily because of the effect of the new restaurants opened during the last half of 2008.  The effect of the new restaurants as well as the effect of lower same store sales resulted in increases in this expense category as a percentage of net sales in the 2009 periods.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 24.5% of net sales in the third quarter of 2009 from 22.9% of net sales in the third quarter of 2008 and to 23.3% of net sales for the first nine months of 2009 compared to 21.1% in the comparable period of 2008.  These increases were also due primarily to the effects of the new restaurants opened in the last half of 2008 and lower sales in the same store restaurant base.

General and Administrative Expenses

General and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, remained at approximately the same level in the third quarter of 2009 as in the third quarter of 2008 and increased by $160,000 in the first nine months of 2009 compared to the same period of 2008.  The increase for the first nine months of 2009 included a charge to earnings during the second quarter of 2009 related to the expected settlement of litigation in connection with alleged improper administration of the “tip share” pool in the Company’s Overland Park, Kansas restaurant.  This charge more than offset decreases in certain other expenses, including particularly management training costs during the 2009 period.  The reduction in management training costs was due to lower restaurant management turnover and because no additional staffing is required for new restaurants since none are planned for 2009.

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

Pre-opening expense was incurred in the third quarter and first nine months of 2008 in connection with restaurants under development during that time.  The Company does not expect to incur any pre-opening expense during 2009 because no new restaurant development is planned for the year.

Other Income (Expense)

Interest expense increased in the third quarter and first nine months of 2009 compared to the same periods in 2008 due primarily to the effect of the capitalization of interest costs in connection with new restaurant development in 2008, whereas no interest costs were capitalized in 2009.  Interest income decreased in the third quarter and first nine months of 2009 compared to the corresponding periods of 2008 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.

Income Taxes

The Company’s income tax benefit of $1,929,000 for the first nine months of 2009 was based on an estimated effective annual income tax rate of 53.7%.  This rate differs from the statutory federal income tax rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.

The Company recorded an income tax benefit of $343,000 for the first nine months of 2008.  This benefit was primarily related to the effect of FICA tip tax credits earned by the Company which exceeded the tax liability computed at statutory rates and was based on the actual effective income tax rate for the year-to-date period.  Management did not believe a reasonable estimate of the year-to-date income tax provision could be made using the estimated annual effective income tax rate because the Company’s estimated pre-tax results for the year were expected to be close to break-even, and a relatively small change in the Company’s estimated operating results for the year could result in a large change in the estimated annual effective income tax rate.

Outlook

The Company’s weekly average same store sales per restaurant for the first six weeks of the fourth quarter of 2009 were down less than 1% compared to the same weeks of the prior year.  While this represents an improvement from comparative same store sales trends experienced earlier in the year, management remains concerned about the continuing impact of economic conditions, that an economic recovery may take place relatively slowly, and that consumer spending in upscale restaurants may continue to be negatively affected for some time, and there can be no assurance that the Company’s sales trends for the first six weeks of the current quarter will continue.

Because, as previously discussed, a significant portion of the Company’s labor and other operating expenses are fixed or semi-variable in nature, decreases in the Company’s same store sales over the past two years as well as the effect of the Company’s five newest restaurants (which have not built sales in line with management’s expectations and which have experienced operating losses) have had a significant negative impact on the Company’s restaurant operating margins and profitability.  While the effects of these factors have been mitigated somewhat in 2009 by the effect of lower commodity prices paid for certain food products and other cost reduction programs implemented by the Company, management does not expect significant improvement in its operating results until there are meaningful increases in same store sales.  The Company does expect the inclusion of a 14th week in its fourth fiscal quarter of 2009, compared to 13 weeks in the fourth quarter of 2008 and in the first three quarters of 2009, to have a favorable impact on performance, especially since the final week includes New Year’s Eve when the Company typically experiences higher than normal net sales.

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

Cash and cash equivalents at September 27, 2009 totaled $1,590,000.  The Company’s net cash provided by operating activities totaled $4,570,000 and $5,029,000 for the first nine months of 2009 and 2008, respectively.  Cash provided by operating activities in 2009 included the collection of a $1,145,000 contribution receivable from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

The Company had a working capital deficit of $1,436,000 at September 27, 2009, down from $2,576,000 at December 28, 2008.  Management does not believe this working capital deficit impairs the overall financial condition of the Company.  Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively small, virtually all cash generated by operations is available to meet current obligations.

Management estimates that cash expenditures for capital assets in 2009 will be approximately $2.8 million.  Most of these funds will be used for improvements and asset replacements in the Company’s restaurants, although approximately $600,000 of the total amount represents the final payments for new restaurants opened in the last quarter of 2008.  Management does not currently plan to open any new restaurants in 2009 or 2010 and is opting to be cautious and conserve the Company’s capital until there is a clearer picture of the future of the economy before making any additional commitments for new restaurants.  Additionally, new restaurant development could be constrained due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering that credit markets remain relatively tight.

On May 22, 2009, the Company terminated its previous secured bank line of credit agreement and entered into a new bank loan agreement that provides two new credit facilities.  The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  See Note E “Purchase of Stock from Related Party” to the Company’s Condensed Consolidated Financial Statements for additional description of the transaction.  The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Amounts borrowed under the loan agreement will bear interest at an annual rate of 30-day LIBOR plus an initial margin of 450 basis points, with a minimum interest rate of 4.6%.  The loans can be prepaid at any time without penalty.  Scheduled term loan payments are interest only for six months and equal monthly payments of principal plus interest over the remainder of the five-year term.  The agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

The loan agreement also includes certain financial covenants.  The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1.00 as of the end of any fiscal quarter.  The fixed charge coverage ratio will be measured for the three fiscal quarters ending September 27, 2009 and for the four fiscal quarters ending each quarter thereafter.  The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash stock based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long term debt and capital lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 6 to 1 for the quarter ending September 27, 2009 and 5 to 1 for the quarter ending January 3, 2010 and 4.5 to 1 for each quarter thereafter.  Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash stock based compensation expense, all as determined in accordance with GAAP.  Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

If an event of default shall occur and be continuing under the loan agreement, the commitments under the loan agreement may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  No amounts were outstanding under the revolving line of credit at September 27, 2009, or subsequent to that time through November 12, 2009.  A total of $3,000,000 was outstanding under the term loan at September 27, 2009, and remains outstanding through November 12, 2009.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25.0 million, had an outstanding balance of $20.5 million at September 27, 2009.  It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022.  Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan agreement) ratio of 6 to 1 be maintained for the Company and its subsidiaries.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22.2 million at September 27, 2009.  The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee.  The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.  JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Condensed Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

The Company believes that cash and cash equivalents on hand at September 27, 2009 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs through 2009. However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company will need to make use of its revolving bank line of credit in the coming months.  The Company was in compliance with the financial covenants of its debt agreements as of September 27, 2009.  However, given the negative effects of the same store sales declines the Company has experienced this year, the continuing adverse effects of current economic conditions and the scheduled step down of the maximum debt to EBITDAR ratio allowed under the Company’s bank loan agreement from 6 to 1 for the quarter ended September 27, 2009 to 5 to 1 for the quarter ending January 3, 2010, there is a possibility that the Company will not meet the financial covenants of its bank loan agreement as of the end of fiscal 2009 or in 2010 when the required leverage ratio decreases to 4.5 to 1.  Should the Company fail to comply with these covenants, management would request waivers of the covenants, attempt to renegotiate them or seek other sources of financing.  However, if these efforts were not successful, the unused portion of the Company’s revolving bank line of credit would not be available for borrowing and amounts outstanding under the Company’s bank loans would become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 12, 2009, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability, assuming no sublease value of the premises, as of September 27, 2009, is as follows:

Wendy’s restaurants (16 leases)	$2,000,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	1,500,000
Total contingent liability related to assigned leases	$3,500,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “the Codification”) - In June 2009, the FASB approved ASC Topic 105, “Generally Accepted Accounting Principles”, as the single source of authoritative nongovernmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. All existing accounting standard documents, excluding guidance from the United States Securities and Exchange Commission (the “SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statement disclosures beginning with the quarter ended September 27, 2009 as all references to authoritative accounting literature are referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 27, 2009.

Subsequent Events - In May 2009, the FASB issued a pronouncement regarding subsequent events which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  This pronouncement, included in ASC Topic 855 “Subsequent Events”, was effective for interim and annual financial periods ending after June 15, 2009.  The Company implemented this pronouncement during the second quarter of 2009 and has evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s Condensed Consolidated Financial Statements.  No subsequent events were noted.

Fair Value Disclosures - In April 2009, the FASB modified ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting” to require fair value disclosures on an interim basis for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  Adoption of this guidance during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  The disclosure requirements are presented in Note H “Fair Value Measurements” to the Company’s Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and increase sales and operating margins in its restaurants under current economic conditions, which may continue indefinitely and which could worsen; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and its ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; changes in accounting standards, which may affect the Company’s reported results of operations; the potential increase in costs associated with the passage of healthcare reform legislation; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the SEC and The NASDAQ Stock Market LLC.  See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 and in this Quarterly Report on Form 10-Q for a description of a number of risks and uncertainties which could affect actual results.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than with respect to the revised risk factors below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

Failure to maintain the Company’s debt covenants could have a material adverse effect on its liquidity and financial condition. The Company maintains a $5.0 million bank line of credit facility and is the borrower under a $3.0 million term loan which expire on May 22, 2012 and May 22, 2014 respectively.  The Company also has a mortgage loan outstanding in the amount of $20.5 million as of September 27, 2009, which is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022 and which is secured by certain real estate owned by a wholly-owned subsidiary of the Company.  Management believes that cash and cash equivalents on hand at September 27, 2009 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs through 2009.  However, depending on the Company’s future operating results, cash flow generated from operations and other factors affecting liquidity, it is possible that the Company will need to make use of its revolving bank line of credit in the coming months.  The Company was in compliance with the financial covenants of its debt agreements as of September 27, 2009.  However, given the negative effects of the same store sales declines the Company has experienced this year, the continuing adverse effects of current economic conditions and the scheduled step down of the maximum debt to EBITDAR ratio allowed under the Company’s bank loan agreement from 6 to 1 for the quarter ended September 27, 2009 to 5 to 1 for the quarter ending January 3, 2010, there is a possibility that the Company will not meet the financial covenants of its bank loan agreement as of the end of fiscal 2009 or in 2010 when the required leverage ratio decreases to 4.5 to 1.  Should the Company fail to comply with these covenants, management would request waivers of the covenants, attempt to renegotiate them or seek other sources of financing.  However, if these efforts were not successful, the unused portion of the Company’s revolving bank line of credit would not be available for borrowing and amounts outstanding under the Company’s bank loans would become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

The Company’s results of operations could be adversely affected by increased costs if health care legislation is adopted. The federal government and several state governments have proposed healthcare reform legislation, including legislation that in some cases would require employers to either provide health care coverage to their employees or pay into a fund that would provide coverage for them. If this type of legislation is enacted in geographic areas where the Company operates, it would likely increase costs and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

J. ALEXANDER’S CORPORATION
Date: November 12, 2009	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2009	/s/ R. Gregory Lewis
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