Form 10-K
period 2010-01-03
ALEXANDERS J CORP
filed 2010-04-05
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended January 3, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on The NASDAQ Stock Market LLC (“NASDAQ Stock Market”) of such stock as of June 26, 2009, the last business day of the Company’s most recently completed second fiscal quarter, was $19,867,854, assuming solely for this purpose that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.

The number of shares of the Company’s Common Stock, $.05 par value, outstanding at April 2, 2010, was 5,946,757.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 25, 2010 are incorporated by reference into Part III hereof.

PART I

Item 1. Business

J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of January 3, 2010, operated as a proprietary concept 33 J. Alexander’s full-service, casual dining restaurants located in Alabama, Arizona, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $10.00 to $31.00. The Company estimates that the average check per customer for fiscal 2009, including alcoholic beverages, was $24.64. J. Alexander’s net sales during fiscal 2009 were $144.2 million, of which alcoholic beverage sales accounted for 17.3%.

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

Management does not plan to open any new restaurants in 2010 and is opting to be cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  Additionally, capital expenditure for new restaurants is currently prohibited by the Company’s bank loan agreement until the term loan is repaid in full. Capital expenditures for 2010 are estimated to total $2.8 million and are primarily for additions and improvements to existing restaurants. Excluding the cost of land acquisition, the Company estimates that the cash investment for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant is currently approximately $4.0 to $4.9 million, although costs could be much higher in certain locations. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because of the Company’s current development strategy, which focuses on markets with high population densities and household incomes, it has become increasingly difficult to locate sites that are available for purchase and the Company has leased the sites for all but two of its 15 restaurants opened since 1997 and has not purchased a restaurant site since 2002. Management anticipates that the cost of future sites, when and if purchased, will range from $1.5 to $2.5 million, and could exceed this range for exceptional properties.

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

COMPETITION

The restaurant industry is highly competitive. The Company believes that the principal competitive factors within the industry are site location, product quality, service and price; however, menu variety, attractiveness of facilities and customer recognition are also important factors. The Company’s restaurants compete not only with numerous other casual dining restaurants with national or regional images, but also with other types of food service operations in the vicinity of each of the Company’s restaurants. These include other restaurant chains or franchise operations with greater public recognition, substantially greater financial resources and higher total sales volume than the Company. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants.  The Company believes that its commitment to outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance distinguishes J. Alexander’s from other casual dining competitors.

PERSONNEL

As of January 3, 2010, the Company employed approximately 2,800 persons. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

GOVERNMENT REGULATION

Each of the Company’s restaurants is subject to various federal, state and local laws, regulations and administrative practices relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Restaurant operating costs are also affected by other governmental actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates, unemployment and other taxes, required health insurance and other benefits, and legislation requiring restaurants to provide specific nutritional information on their menus. Restaurant operating costs may also be affected by federal government actions related to energy policies, particularly those affecting the price of petroleum products and development of alternative fuel sources such as ethanol. In addition, difficulties or failures in obtaining any required governmental licenses or approvals could delay or prevent the opening of a new restaurant.

Alcoholic beverage control regulations require each of the Company’s J. Alexander’s restaurants to apply for and obtain from state and local authorities a license or permit to sell alcoholic beverages on the premises and, in some states, to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. The failure of any restaurant to obtain or retain any required alcoholic beverage licenses would adversely affect the restaurant’s operations. In certain states, the Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to the intoxicated person. Of the 13 states where J. Alexander’s operates, 11 have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. The Company carries liquor liability coverage as part of its comprehensive general liability insurance in amounts which the Company believes are appropriate for its size and scope of operations.

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

Name and Age	Background Information
R. Gregory Lewis, 57	Chief Financial Officer since July 1986; Vice-President of Finance and Secretary since August 1984.

J. Michael Moore, 50
Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 47	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 63	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

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

Item 1A. Risk Factors

 In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements identifying important factors that could significantly and adversely affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.  You should consider carefully the risks and uncertainties described below, and all information contained in this Annual Report, in evaluating the Company and its business.

Recent economic conditions have affected consumer spending and may continue to harm the Company’s business and operating results. The recent recession and extended deterioration in the U.S. economy have negatively affected the Company’s business and operating results. Dramatic declines in home values, tightening credit, increasing unemployment, investment losses and turmoil in the financial markets have led to lack of consumer confidence and lower discretionary consumer spending. Continued weakness in consumer spending could continue to have an adverse impact on the Company’s revenues and results of operations, and could potentially result in the Company recording additional asset impairment charges and/or restaurant closures and charges associated therewith in the future.  In addition, the adverse fiscal condition of any states in which the Company operates restaurants could result in these state governments issuing IOU’s rather than tax refunds or employee paychecks which could affect guest consumption in these locations.

While same store sales trends improved during the last quarter of 2009 and into the early part of 2010, the effects of future economic conditions and their effect on the Company are unknown. There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment. Additionally, management believes there is a risk that if the recent negative economic conditions persist for an extended period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Failure to maintain the Company’s debt covenants could have a material adverse effect on its liquidity and financial condition. The Company is the borrower under a loan agreement that provides for a $5.0 million bank line of credit facility and a term loan with a balance of $2,945,000 outstanding as of January 3, 2010. The line of credit facility and the term loan will expire May 22, 2012 and May 22, 2014, respectively. The Company also has a mortgage loan outstanding in the amount of $20.3 million as of January 3, 2010, which is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022 and which is secured by certain real estate owned by a wholly-owned subsidiary of the Company.  The Company was in compliance with all financial covenants required by the debt agreements at January 3, 2010. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

The Company Faces Challenges in Opening New Restaurants. The success of new restaurants opened by the Company may be affected by many factors including the economic environment, competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s.  As a result, sales generated by new restaurants may be lower than those for restaurants operated in other areas and costs incurred in their opening and operation may be greater.  It has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity.  In addition, the Company’s newer restaurants opened in 2007 and 2008 have required longer periods than the Company typically expects to build sales and have incurred significant operating losses.  Management believes this is due primarily to the effect of weak economic conditions over the past two years.  A significant asset impairment charge was taken for one of these restaurants in 2009.  If significant operating losses persist in the remaining restaurants, additional impairment charges could be required.   The Company’s continued long-term growth depends in part on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company’s growth strategy includes opening restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. At January 3, 2010, the Company operated 33 J. Alexander’s restaurants. Management does not currently plan to open any new restaurants in 2010 and is opting to be cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  Additionally, capital expenditure for new restaurants is currently prohibited by the Company’s bank loan agreement until the term loan is repaid in full. Because of the Company’s relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to the Company’s consolidated results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

Significant Capital is Required to Develop New Restaurants. The Company’s capital investment in its restaurants is relatively high as compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company may require capital beyond the cash flow provided from operations in order to expand, which may be difficult to obtain in the current and foreseeable economic environment. As a result, the Company’s future growth could be limited by the availability of additional financing sources or future growth could involve additional borrowing which would further increase the Company’s long-term debt and interest expense.

Changes In Food Costs Could Negatively Impact The Company’s Net Sales and Results of Operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings. While the Company has entered into fixed price beef purchase agreements in recent years in an effort to minimize the impact of significant increases in the market price of beef, it did not enter into such an agreement following the expiration of its contract in March of 2008 and has purchased beef at weekly market prices since that date because uncertainty in the beef market has resulted in high quoted prices at which beef could be purchased on a forward fixed price basis relative to market prices. This strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly in the future. Should circumstances change and management believes it would be to the Company’s advantage to enter into a fixed price agreement, it will consider doing so at that time. Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental regulation, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations.

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

Litigation Could Have a Material Adverse Effect on the Company’s Business. From time to time, the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage or other discrimination, violation of various labor laws, harassment or wrongful termination. Any claims may damage the reputation of the Company and may be expensive to defend and could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a materially adverse effect on the Company’s business.

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

Nutrition and Health Concerns Could Have an Adverse Effect on the Company. Nutrition and health concerns are receiving increased attention from the media and government as well as from the health and academic communities. Food served by restaurants has sometimes been suggested as the cause of obesity and related health disorders. Certain restaurant foods have also been argued to be unsafe because of possible allergic reactions to them which may be experienced by guests, or because of alleged high toxin levels. Some restaurant companies have been the target of consumer lawsuits, including class action suits, claiming that the restaurants were liable for health problems experienced by their guests. Continued focus on these concerns by activist groups could result in a perception by consumers that food served in restaurants is unhealthy, or unsafe, and is the cause of a significant health crisis. Additional food labeling and disclosures will be mandated by government regulators as a result of recent federal legislation. Adverse publicity, the cost of any litigation against the Company, and the cost of compliance with new regulations related to food nutritional and safety concerns could have an adverse effect on the Company’s net sales and operating costs.

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

Government Regulation and Licensing May Delay New Restaurant Openings or Affect Operations. The restaurant industry is subject to extensive state and local government regulation relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Termination of the liquor license for any J. Alexander’s restaurant would adversely affect the net sales for the restaurant. Restaurant operating costs are also affected by other government actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates and unemployment and other taxes, and legislation requiring restaurants to provide specific nutritional information on their menus. If the Company experiences difficulties in obtaining or fails to obtain required licensing or other regulatory approvals, this delay or failure could delay or prevent the opening of a new J. Alexander’s restaurant. The suspension of, or inability to renew, a license could interrupt operations at an existing restaurant, and the inability to retain or renew such licenses would adversely affect the operations of the restaurants.

In addition, the Company is presently unable to predict the impact of recently passed federal health care legislation on its health care benefits costs, but believes the impact could be significant. Beginning in 2014, employers with more than fifty full-time employees that fail to offer affordable health coverage will be subject to financial penalties that are calculated per full time employee. Any penalties incurred or significant increases in operating costs necessary to comply with the health care benefit requirements could adversely impact the Company’s operating results.

Furthermore, potential changes in labor legislation, including all or parts of the Employee Free Choice Act (“EFCA”), could result in portions of the Company’s workforce being subjected to greater organized labor influence.  The EFCA, also referred to as the “card check” bill, could impact the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted.  The EFCA aims to make it easier for employees to obtain union representation, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business.  Although the Company does not currently have any union employees, EFCA or similar labor legislation could have an adverse effect on its business and financial results by imposing requirements that could potentially increase costs, reduce flexibility and impact its ability to service its guests.

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

The Company's business may be adversely affected if its network security is compromised. The Company transmits confidential credit card information by way of secure private retail networks and relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as guest credit card information.  If any compromise of the Company’s security were to occur, it could have a material adverse effect on the reputation, business, operating results and financial condition of the Company, and could result in a loss of guests.

The Company has made significant efforts to secure its computer network. In addition, the Company updates and maintains its systems and procedures to meet the Payment Card Industry (“PCI”) data security standards. However, the Company's computer network could be compromised and confidential information, such as guest credit card information, could be misappropriated. This could lead to adverse publicity, loss of sales and profits, or cause the Company to incur significant costs to reimburse third parties for damages. Similarly, any material failure by the Company to maintain compliance with the PCI security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company's ability to accept payment cards.

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

Tennessee Anti-takeover Statutes and the Company’s Shareholder Rights Plan Could Delay or Prevent Offers to Acquire the Company. As a Tennessee corporation, the Company is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. In addition, the Company has in place a shareholder rights plan as described in Note J to its Consolidated Financial Statements. These statutes and the shareholder rights plan may delay or prevent offers to acquire the Company and increase the difficulty of consummating any such offers, even if an acquisition of the Company would be in the best interests of the Company’s shareholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of January 3, 2010, the Company had 33 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:

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

Certain of the Company’s owned restaurants are mortgaged as security for the Company’s mortgage loan and secured line of credit. See Note E, “Long-Term Debt and Obligations Under Capital Leases,” to the Consolidated Financial Statements.

Item 3. Legal Proceedings

As of April 2, 2010, the Company was not a party to any pending legal proceedings considered material to its business. In the fourth quarter of 2009, the Company settled a lawsuit, Joan Lidgett et al. v. J. Alexander’s Corporation, filed against the Company in the United States District Court for the District of Kansas in April 2009 by an employee. The plaintiff alleged that the Company violated federal wage laws and sought compensation for servers at the Company’s restaurant in Kansas City based primarily upon allegations that the Company’s “tip share” pool was not correctly administered. Amounts paid in settlement, plus applicable payroll taxes paid by the Company thereon together with the Company’s defense costs aggregated approximately $500,000.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Corporation is listed on the NASDAQ Stock Market under the symbol JAX. Prior to May 27, 2008, the Company’s common stock was listed on the American Stock Exchange.  The approximate number of record holders of the Company’s common stock at April 2, 2010, was 1,200. The following table summarizes the price range of the Company’s common stock for each quarter of 2009 and 2008, as reported from price quotations from the NASDAQ Stock Market or the American Stock Exchange, and the dividends declared and paid per share with respect to the periods indicated:

2009:	Low	High	Dividends Paid	Dividends Declared
1 st Quarter	$2.00	$3.26	$—	$—
2 nd Quarter	2.51	5.99	—	—
3 rd Quarter	4.04	4.98	—	—
4 th Quarter	3.47	4.90	—	—

			Dividends	Dividends
2008:	Low	High	Paid	Declared
1 st Quarter	$6.90	$11.60	$.10	$—
2 nd Quarter	6.36	8.50	—	—
3 rd Quarter	5.00	7.00	—	—
4 th Quarter	1.54	6.08	—	—

The Company’s Board of Directors determined not to pay a dividend in January of 2009. Terms of the Company’s current bank loan agreement prohibit the payment of future dividends until the loans are fully repaid or expire.

Equity Compensation Plan Information

Information about the Company’s equity compensation plans at January 3, 2010 was as follows:

	Number of		Number of
	Securities to be Issued upon	Weighted Average	Securities Remaining Available for
	Exercise of Outstanding Options, Warrants and Rights	Exercise Price of Outstanding Options, Warrants and Rights	Future Issuance under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	1,061,250	$8.46	106,916
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,061,250	$8.46	106,916

(1) Includes 31,369 shares available to be issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and 75,547 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note H for more information on these plans.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the years in the five-year period ended January 3, 2010:

	Years Ended
	January 3		December 28	December 30	December 31	January 1
(Dollars in thousands, except per share data)	2010 1		2008	2007	2006	2006
Operations
Net sales	$144,194		$139,755	$141,268	$137,658	$126,617
Pre-opening expense	—		1,626	939	—	411
Income (loss) before income taxes	(8,236	) 2	(912)	5,694	6,185	4,425
Net income (loss)	(15,338	) 3	105	4,554	4,717	3,560
Depreciation and amortization	6,934		6,101	5,482	5,391	5,039
Cash flows provided by operations	7,323		6,680	9,198	10,862	7,406
Purchase of property and equipment	2,581		14,248	11,876	3,632	6,461

Financial Position (end of period)
Cash and cash equivalents	$5,613		$2,505	$11,325	$14,688	$8,200
Property and equipment, net	77,914		86,547	78,551	71,815	74,187
Total assets	92,141		105,569	104,463	99,414	94,300
Long-term debt and obligations under capital leases (excluding current portion)	21,796		20,401	21,349	22,304	23,193
Deferred compensation obligations	3,002		2,447	1,823	1,622	1,422
Deferred rent obligations and other deferred credits	6,901		6,307	4,608	3,931	3,681
Stockholders’ equity	45,248		63,396	62,581	57,830	53,107

Per Share Data
Basic earnings (loss) per share	$(2.45)		$.02	$.69	$.72	$.55
Diluted earnings (loss) per share	(2.45)		.02	.65	.69	.52
Dividends declared per share	—		—	.10	.10	.10
Stockholders’ equity	7.61		9.39	9.40	8.80	8.13
Market price at year-end	3.71		2.01	9.95	8.91	8.02

J. Alexander’s Restaurant Data
Weighted average annual sales per restaurant 4	$4,280		$4,566	$4,971	$4,909	$4,644
Restaurants open at year-end	33		33	30	28	28

 1Includes 53 weeks of operations, compared to 52 weeks for all other years presented.
      2 Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation.
3Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation and a $7,405 adjustment to increase the Company’s beginning of the year valuation allowance for net deferred tax assets in accordance with Accounting Standards Codification Topic 740 .
4Represents average weekly net sales per restaurant multiplied by 52 weeks for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At January 3, 2010, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, over the past two years, the Company has experienced decreases in same store sales which have had a significant negative impact on the Company’s profitability.  Management believes these decreases are primarily the result of weak economic conditions and lower levels of discretionary consumer spending. In addition, the Company’s restaurants which opened in late 2007 and 2008 have yet to achieve satisfactory operating results and have experienced particular difficulties in building sales in the current economic environment.  The Company experienced some improvement in same store sales tends in the fourth quarter of 2009, with these trends continuing and strengthening in early 2010.

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

Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break-even are relatively high compared to break-even sales volumes of many other casual dining concepts and, as a result, it is necessary for the Company to achieve relatively high sales volumes in its restaurants compared to the average sales volumes of other casual dining concepts in order to achieve desired financial returns.

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation, and some have experienced losses for considerably longer periods.  The Company opened two new restaurants in the fourth quarter of 2007, one new restaurant in the third quarter of 2008 and two new restaurants in the fourth quarter of 2008.  No new restaurants were opened in 2009 and none are planned for 2010.

As further discussed below, the Company’s results for 2009 were significantly impacted by adjustments made in connection with the preparation of its financial statements for fiscal year 2009, including non-cash asset impairment charges of $3,889,000 and an increase of $7,405,000 in the Company’s beginning of the year valuation allowance for net deferred tax assets.

The Company’s 2009 fiscal year included 53 weeks compared to 52 weeks for both 2008 and 2007.

The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

		Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.7	32.2	32.5
Restaurant labor and related costs	35.2	33.3	31.9
Depreciation and amortization of restaurant property and equipment	4.7	4.2	3.7
Other operating expenses	23.1	21.4	19.6
Total restaurant operating expenses	94.7	91.2	87.7
General and administrative expenses	7.0	7.2	6.8
Asset impairment charges	2.7	—	—
Pre-opening expense	—	1.2	0.7
Operating income (loss)	(4.4)	0.4	4.8
Other income (expense):
Interest expense	(1.4)	(1.2)	(1.3)
Interest income	—	0.1	0.4
Other, net	—	—	0.1
Total other expense	(1.3)	(1.1)	(0.8)
Income (loss) before income taxes	(5.7)	(0.7)	4.0
Income tax benefit (provision)	(4.9)	0.7	(0.8)
Net income (loss)	(10.6)%	0.1%	3.2%

___________________
Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	33	33	30
Average weekly net sales per restaurant	$82,300	$87,800	$95,600

Net Sales

Net sales increased by $4,439,000, or 3.2%, in fiscal 2009 compared to fiscal 2008.  This increase was due to the additional week included in the 2009 fiscal year, which week included the New Year’s holiday period and contributed approximately $3,337,000 of net sales to the year, and to additional net sales from new restaurants opened in the third and fourth quarters of 2008 which more than offset the decline in same store sales for the year.

Net sales decreased by $1,513,000, or 1.1%, in fiscal 2008 compared to fiscal 2007.  This decrease was due to a decrease in net sales in the same store restaurant base which more than offset net sales generated by new restaurants opened in 2007 and 2008.  The decrease included estimated sales of $425,000 lost due to fires in two of the Company’s restaurants during 2008.

Average weekly same store sales per restaurant decreased by 4.3% to $84,900 in 2009 from $88,700 in 2008 on a base of 30 restaurants.  Same store sales averaged $90,300 per restaurant per week in 2008 and decreased by 5.7% from 2007 on a base of 28 restaurants.

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

Management estimates the average check per guest, including alcoholic beverage sales, was $24.64 and $24.48 in 2009 and 2008, respectively.  These amounts represent increases of less than 1.0% from the respective previous years.  Management estimates that average menu prices increased by approximately 1.0% in 2009 over 2008 and by less than 1.0% in 2008 over 2007.  These price increase estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by customers.  Management estimates that weekly average guest counts decreased on a same store basis, as adjusted for days restaurants were closed, by approximately 4.6% in 2009 compared to 2008 and by approximately 6.1% in 2008 compared to 2007.

Management believes that the same store sales decreases experienced by the Company during the past two years have been primarily due to a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing into and strengthening during early 2010.  While management is encouraged by these trends, there can be no assurance that they will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build sales back to or above pre-recession levels.

The Company recognizes revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed.  These revenues are included in net sales in the amounts of $217,000, $273,000 and $300,000 for 2009, 2008 and 2007, respectively.

Restaurant Costs and Expenses

Total restaurant operating expenses were 94.7% of net sales in 2009, up from 91.2% in 2008 and 87.7% in 2007.  These increases were due primarily to the adverse effects of lower same store sales and the effect of five new restaurants opened during 2007 and 2008, with the effects of these factors being partially offset by lower cost of sales.  Restaurant operating margins were 5.3% in 2009, 8.8% in 2008 and 12.3% in 2007.

Cost of sales, which includes the cost of food and beverages, was 31.7% of net sales in 2009, down from 32.2% of net sales in 2008 and 32.5% of net sales in 2007.  These decreases were primarily due to lower input costs, including lower prices paid for beef, dairy products and certain other commodities in 2009.  During 2008, the effect of lower prices paid for beef more than offset increases in input costs for a number of food products.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Prior to 2008, the Company entered into fixed price beef purchase agreements for most of its beef in an effort to minimize the impact of significant increases in the market price of beef.  Because of uncertainty in the beef market and the high prices at which beef was quoted to the Company on a forward fixed price basis relative to market prices, the Company did not enter into a fixed price beef purchase agreement to replace the fixed price agreement which expired in March of 2008.  Since that time, the Company has purchased beef based on weekly market prices which have generally been lower than the prices paid by the Company for beef under the previous contract.  In addition, market prices paid for beef during 2009 were generally lower than market prices paid during 2008.  The effect of the lower prices paid for beef reduced cost of sales by an estimated 0.7% of net sales in 2009 compared to 2008 and by an estimated 0.8% of net sales in 2008 compared to the contract prices paid in 2007.

While management believes that purchasing beef at weekly market prices has been beneficial to the Company, this strategy exposes the Company to variable market conditions and there can be no assurance that the price of beef will not increase significantly in the future.  Management continually monitors the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs increased to 35.2% of net sales in 2009 from 33.3% in 2008 and 31.9% in 2007 due primarily to the effects of lower same store sales and higher labor costs incurred in the five new restaurants opened since the third quarter of 2007.  In 2009, the effects of these factors were partially offset by the effect of higher tip share contributions by tipped employees to restaurant tip pools, which resulted in reductions in the hourly wage rates paid by the Company to the employees receiving larger distributions from the tip pools.  Restaurant management staffing levels were also modestly lower in 2009 than in 2008.  The unfavorable effects of lower same store sales and new restaurants in 2008 were partially offset by lower incentive compensation and other employee benefits expense.

The Company estimates that the impact of increases in minimum wage rates on the Company’s labor costs was approximately $350,000 in 2009 and $150,000 in 2008.  Most of these increases relate to increases in minimum cash rates required by certain states to be paid to tipped employees.  The increases in the federal minimum wage rate for non-tipped employees over the past three years did not have a significant impact on the Company because most of the Company’s non-tipped employees were already paid more than the federal minimum wage.  The required federal minimum cash wage paid to tipped employees was not increased in 2007, 2008 or 2009.

Depreciation and amortization of restaurant property and equipment increased by $784,000 in 2009 compared to 2008 because of new restaurants opened during 2008 and the additional week included in fiscal 2009.  Depreciation and amortization of restaurant property and equipment increased by $644,000 in 2008 compared to 2007 because of the additional expense for the five new restaurants opened during 2007 and 2008.  The effect of the new restaurants as well as the effect of lower same store sales resulted in an increase in this expense category as a percentage of net sales in both 2009 and 2008.  Depreciation and amortization expense is expected to decrease in 2010 compared to 2009 primarily because the impairment charges recorded at the end of 2009 in connection with the preparation of the Company’s financial statements for fiscal year 2009 significantly lowered the depreciable basis of the impaired assets.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 23.1% of net sales in 2009 from 21.4% of net sales in 2008 and 19.6% of net sales in 2007.  These increases were due to the effects of the five new restaurants opened in 2007 and 2008 and lower same store sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, remained at approximately the same level in 2009 as in 2008.  General and administrative expenses in 2009 included approximately $500,000 of expenses incurred in connection with the defense and settlement of litigation primarily relating to alleged improper administration of the “tip share” pool in the Company’s Overland Park, Kansas restaurant. For additional information, see Part I, Item 3, “Legal Proceedings.” However, there were also decreases in certain general and administrative expenses in 2009 compared to 2008, including lower management training costs and travel expenses due in part to the Company not opening any new restaurants in 2009.  General and administrative expenses increased by $436,000 in 2008 compared to 2007 due primarily to expenses related to modifications made in the fourth quarter of 2008 to executive salary continuation agreements, higher share-based compensation expense and the cost of marketing research.  These increases were partially offset by lower travel expenses and lower franchise taxes which resulted from the classification of certain state taxes as income taxes rather than franchise taxes in 2008.

Asset Impairment Charges

In connection with the preparation of its financial statements for fiscal year 2009, long-lived assets held and used with a carrying amount of $4,117,000 were written down to their fair value of $228,000, resulting in a non-cash impairment charge of $3,889,000, which was included in the net loss for the year ended January 3, 2010.  Fair value is determined by projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures and equipment. The discount rate is the Company’s estimated weighted average cost of capital which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable based upon its plans for the restaurant. No impairment charges were recorded in either 2008 or 2007.

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

The Company incurred pre-opening expense of $1,626,000 in 2008 when three new restaurants were opened compared to $939,000 in 2007 when two new restaurants opened.  No pre-opening expense was incurred in 2009 because no new restaurants were opened or under development during that year.

Other Income (Expense)

Interest expense increased in 2009 compared to 2008 due primarily to the effect of the capitalization of interest costs in connection with new restaurant development in 2008, whereas no interest costs were capitalized in 2009, and to additional long-term debt incurred in 2009.  Interest income decreased in 2009 compared to 2008 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.

Interest expense decreased in 2008 compared to 2007 due to reductions in outstanding debt and capitalization of interest costs in connection with new restaurant development.  Interest income decreased in 2008 compared to 2007 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.

Income Taxes

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets.  As a result, the Company recorded an increase in the Company’s beginning of the year valuation allowance for deferred tax assets which increased the income tax provision for the quarter by $7,405,000.  The Company’s total income tax provision for 2009 of $7,102,000 included the effect of the beginning of the year valuation allowance adjustment which was partially offset by current tax benefits generated during the year, including the benefit of a net operating loss generated for federal tax purposes which can be carried back to previous years.

The Company recorded an income tax benefit of $1,017,000 for 2008.  This benefit exceeds the benefit computed at statutory rates primarily due to the effect of FICA tip tax credits earned by the Company.  The Company’s effective income tax rate was 20.0% for 2007.  This rate is lower than the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the effect of those credits being partially offset by the effect of state income taxes.

As long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s future income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Outlook

           While management expects that 2010 will be another challenging year for the Company, based on recent improvements in same store sales trends and its general outlook, management expects that same store sales comparisons for 2010 will be positive and that earnings for the first quarter of the year will increase substantially compared to the first quarter of 2009.  Management also expects that food commodity prices will remain relatively stable during 2010 and that the Company will be able to operate its newer restaurants more efficiently in 2010 than in 2009.  Based on these expectations, management believes that the Company’s operating results should improve measurably in 2010 over 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital needs are currently primarily for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations.  The Company has met its cash requirements and maintained liquidity in recent years primarily through use of cash and cash equivalents on hand, cash flow from operations and the availability of a bank line of credit.  In addition, during 2009 the Company borrowed $3,000,000 under a term loan which funded purchase of shares of the Company’s common stock as further discussed below.

Cash and cash equivalents on hand at January 3, 2010 was $5,613,000 up from $2,505,000 at the end of 2008.  The Company had a working capital deficit of $3,379,000 at January 3, 2010 compared to a deficit of $2,576,000 at December 28, 2008.  Management does not believe its working capital deficit impairs the overall financial condition of the Company.  Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

The Company’s net cash provided by operating activities totaled $7,323,000, $6,680,000, and $9,198,000 for 2009, 2008 and 2007, respectively.  Cash provided by operating activities for 2009 included the receipt of a $1,145,000 contribution from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008.  The amount for 2008 included federal income tax refunds related to prior years of approximately $1.4 million.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development.  Cash expenditures for capital assets totaled $2,581,000, $14,248,000 and $11,876,000 for 2009, 2008 and 2007, respectively.  The Company places a high priority on maintaining the image and condition of its restaurants and of the amounts above, $2,012,000, $1,523,000 and $2,914,000 represented expenditures for remodels, enhancements and asset replacements related to existing restaurants for 2009, 2008 and 2007, respectively.  Cash provided by operating activities exceeded capital expenditures in 2009.  In 2008 and 2007, the Company’s capital expenditures were funded by cash flow from operations and use of a portion of the Company’s surplus funds.

Other financing activities included proceeds of $230,000 and $427,000 from the exercise of employee stock options for 2008 and 2007, respectively.

Management estimates that cash expenditures for capital assets in 2010 will be approximately $2,800,000, with most of these funds used for improvements and asset replacements in the Company’s restaurants.  Management does not currently plan to open any new restaurants in 2010 and is opting to be cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  Additionally, capital expenditure for new restaurants is currently prohibited by the Company’s bank loan agreement until the term loan is repaid in full.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering that credit markets remain relatively tight.

The Company paid cash dividends to shareholders aggregating $666,000 and $657,000 in January of 2008 and 2007, respectively. However the Company’s Board of Directors determined not to pay a dividend in January of 2009, and payment of dividends is prohibited by the Company’s bank loan agreement until the loans are fully repaid or expire.

On May 22, 2009, the Company terminated a previous secured bank line of credit agreement and entered into a new bank loan agreement that provides two new credit facilities.  The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  See Note N “Related Party Transactions” to the Company’s Consolidated Financial Statements for additional description of the transaction.  The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Amounts borrowed under the loan agreement bear interest at an annual rate of 30-day LIBOR plus a margin of 3.50% to 4.50% depending on the adjusted debt to EBITDAR ratio achieved, with a minimum interest rate of 4.60%.  The loans can be prepaid at any time without penalty.  Scheduled term loan payments were interest only for six months with equal monthly payments of principal plus interest beginning after that time and payable over the remainder of the five-year term.  The loan agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

The bank loan agreement also includes certain financial covenants.  The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1 as of the end of any fiscal quarter.  Beginning as of January 3, 2010, and for quarters ending thereafter, the fixed charge coverage ratio is measured based on the four quarters then ending.  The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash share-based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long-term debt and capital lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 5.0 to 1 as of January 3, 2010, 5.25 to 1 as of the end of the first quarter of 2010, 5.0 to 1 as of the end of the second quarter of 2010, and 4.5 to 1 at the end of each quarter thereafter.  The maximum adjusted debt to EBITDAR ratio allowed under the loan agreement was originally set at 4.5 to 1 for both the first and second quarters of 2010, but the ratios were increased to 5.25 to 1 and 5.0 to 1 for the first and second quarters, respectively, by an amendment to the loan agreement dated April 2, 2010. Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP.  Adjusted debt is (i) the Company’s debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

No amounts were outstanding under the revolving line of credit at January 3, 2010, or subsequent to that time through April 2, 2010.  A total of $2,945,000 was outstanding under the term loan at January 3, 2010.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25 million, had an outstanding balance of $20,253,000 at January 3, 2010.  It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022.  Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan documents) ratio of 6.0 to 1 be maintained for the Company and its subsidiaries.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $21,988,000 at January 3, 2010.  The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee.  The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.  JAX Real Estate, LLC is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

The Company believes that cash and cash equivalents on hand at January 3, 2010 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2010.  However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company could need to make use of its revolving bank line of credit in the coming months.  The Company was in compliance with the financial covenants of its debt agreements as of January 3, 2010.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

          As of April 2, 2010, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note F, “Leases”, and Note K, “Commitments and Contingencies”, to the Consolidated Financial Statements.

 CONTINGENT OBLIGATIONS

          From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of January 3, 2010, is as follows:

Wendy’s restaurants (16 leases)	$2,200,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	1,400,000
Total contingent liability related to assigned leases	$3,600,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company’s Consolidated Financial Statements, which have been prepared in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card revenue, property and equipment, leases, impairment of long-lived assets, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition for Gift Cards

The Company records a liability for gift cards at the time they are sold by the Company’s gift card subsidiary. Upon redemption of gift cards, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Operations. Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.

Property and Equipment

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

Lease Accounting

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

Leasehold improvements and, when applicable, property held under capital lease for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Allowances for tenant improvements received from lessors are recorded as deferred rent obligations and credited to rent expense over the term of the lease on a straight-line basis.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes generally include, but are not necessarily limited to, a current period operating or cash flow loss.  The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The impairment assessment process requires the use of estimates and assumptions regarding future cash flows, operating incomes, and other factors, which are subject to a significant degree of judgment.  These include, among other factors, assumptions made regarding a restaurant’s future period of operation, sales and operating costs and local market expectations.  These estimates can be significantly impacted by changes in the economic environment and overall operating performance.  Additional impairment charges could be triggered in the future if expected restaurant performance does not support the carrying amounts of the underlying long-lived restaurant assets or if management decides to close a restaurant location.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that the estimated undiscounted future cash flows for two underperforming restaurants were less than the carrying amounts of their assets.  As a result, in its 2009 annual financial statements the Company recorded non-cash asset impairment charges of $3,889,000 related to the assets of these restaurants which remain open, representing the difference in the carrying amounts and estimated fair values of the assets.  Both restaurants are operated at leased locations and although the restaurants currently remain open, if a decision is made to close either of the restaurants, additional charges could be incurred relative to the exit costs for these locations.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC” or “the Codification”) Topic 740, formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax assets and liabilities for the future consequences of events that have been recognized in its Consolidated Financial Statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence.  In connection with the preparation of its financial statements for fiscal year 2009, management concluded that a valuation allowance for substantially all of the Company’s deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets.  As a result, the Company recorded an increase in the beginning of the year valuation allowance for deferred tax assets which increased the income tax provision for the year by $7,405,000.  As of January 3, 2010, the Company had $152,000 of net deferred tax assets and a valuation allowance of $11,667,000.

It is possible that the Company could generate taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its deferred tax assets. Any such revisions to the estimated realizable value of the deferred tax assets would be recorded as income tax benefits in the periods any such determinations were made and could cause the Company’s provision for income taxes to vary significantly from period to period.

In addition, certain other components of the Company’s provision for income taxes must be estimated. These include, but are not limited to, effective state tax rates, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board (“FASB”) approved ASC Topic 105, “Generally Accepted Accounting Principles”, establishing the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ as the single source of authoritative nongovernmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  All existing accounting standard documents, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification is effective for interim or annual periods ending after September 15, 2009.  There were no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 27, 2009.

 In May 2009, the FASB issued a pronouncement regarding subsequent events which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  This pronouncement, included in ASC Topic 855 “Subsequent Events”, was effective for interim and annual financial periods ending after June 15, 2009 and was implemented by the Company during the second quarter of 2009.

 In April 2009, the FASB modified certain accounting standards, subsequently included in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting”, to require fair value disclosures on an interim basis for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  Adoption of this guidance during the second quarter of 2009 did not have a material impact on the Company’s Consolidated Financial Statements.

 In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. The Company does not expect this statement to have a material impact on its Consolidated Financial Statements.

IMPACT OF INFLATION AND OTHER FACTORS

Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company continually seeks ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs, but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions. While prices of some food commodities have increased significantly over the past two years, management believes that most food commodity prices will be relatively stable and, in some cases, favorable in 2010 compared to 2009.

SEASONALITY AND QUARTERLY RESULTS

The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated pre-opening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2009 and 2008 appears in this Report immediately following the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
J. Alexander’s Corporation:

            We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three fiscal year period ended January 3, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the years in the three fiscal year period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
April 5, 2010

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Operations

		Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Net sales	$144,194,000	$139,755,000	$141,268,000
Costs and expenses:
Cost of sales	45,743,000	45,057,000	45,871,000
Restaurant labor and related costs	50,738,000	46,506,000	45,032,000
Depreciation and amortization of restaurant property and equipment	6,716,000	5,932,000	5,288,000
Other operating expenses	33,379,000	29,959,000	27,687,000
Total restaurant operating expenses	136,576,000	127,454,000	123,878,000
General and administrative expenses	10,069,000	10,061,000	9,625,000
Asset impairment charges	3,889,000	—	—
Pre-opening expense	—	1,626,000	939,000
Operating income (loss)	(6,340,000)	614,000	6,826,000
Other income (expense):
Interest expense	(1,969,000)	(1,716,000)	(1,786,000)
Interest income	11,000	133,000	582,000
Other, net	62,000	57,000	72,000
Total other expense	(1,896,000)	(1,526,000)	(1,132,000)
Income (loss) before income taxes	(8,236,000)	(912,000)	5,694,000
Income tax (provision) benefit	(7,102,000)	1,017,000	(1,140,000)
Net income (loss)	$(15,338,000)	$105,000	$4,554,000
Basic earnings (loss) per share	$(2.45)	$.02	$.69
Diluted earnings (loss) per share	$(2.45)	$.02	$.65

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	January 3	December 28
	2010	2008
ASSETS
Current Assets
Cash and cash equivalents	$5,613,000	$2,505,000
Accounts and notes receivable	3,413,000	3,872,000
Inventories	1,293,000	1,370,000
Deferred income taxes	—	1,098,000
Prepaid expenses and other current assets	1,496,000	1,597,000
Total Current Assets	11,815,000	10,442,000
Other Assets	1,601,000	1,455,000
Property and Equipment, at cost, less accumulated depreciation and amortization	77,914,000	86,547,000
Deferred Income Taxes	152,000	6,459,000
Intangible Assets and Deferred Charges, less accumulated amortization of $787,000 and $709,000 at January 3, 2010 and December 28, 2008, respectively	659,000	666,000
	$92,141,000	$105,569,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,961,000	$6,141,000
Accrued expenses and other current liabilities	5,860,000	3,951,000
Unearned revenue	1,752,000	1,978,000
Current portion of long-term debt and obligations under capital leases	1,621,000	948,000
Total Current Liabilities	15,194,000	13,018,000
Long-Term Debt and Obligations Under Capital Leases , net of portion classified as current	21,796,000	20,401,000
Deferred Compensation Obligations	3,002,000	2,447,000
Deferred Rent Obligations and Other Deferred Credits	6,901,000	6,307,000
Stockholders’ Equity
Common stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,946,757 and 6,754,860 shares at January 3, 2010 and December 28, 2008, respectively	297,000	338,000
Preferred stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,700,000	36,469,000
Retained earnings	11,251,000	26,589,000
Total Stockholders’ Equity	45,248,000	63,396,000
Commitments and Contingencies
	$92,141,000	$105,569,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

		Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(15,338,000)	$105,000	$4,554,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,776,000	5,991,000	5,362,000
Amortization of intangible assets and deferred charges	158,000	110,000	120,000
Asset impairment charges	3,889,000	—	—
Deferred income tax expense (benefit)	7,222,000	(1,169,000)	(254,000)
Share-based compensation expense	378,000	364,000	240,000
Tax benefit from share-based compensation	—	(134,000)	(309,000)
Other, net	184,000	166,000	240,000
Changes in assets and liabilities:
Accounts and notes receivable	760,000	(75,000)	138,000
Taxes receivable	(301,000)	847,000	(878,000)
Inventories	41,000	(73,000)	22,000
Prepaid expenses and other current assets	101,000	(117,000)	(288,000)
Deferred charges	(17,000)	(44,000)	(135,000)
Accounts payable	638,000	198,000	113,000
Accrued expenses and other current liabilities	1,909,000	(390,000)	(512,000)
Unearned revenue	(226,000)	(277,000)	(93,000)
Deferred compensation obligations	588,000	591,000	201,000
Deferred rent obligations and other deferred credits	561,000	587,000	677,000
Net cash provided by operating activities	7,323,000	6,680,000	9,198,000
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,581,000)	(14,248,000)	(11,876,000)
Other, net	(84,000)	(71,000)	(85,000)
Net cash used in investing activities	(2,665,000)	(14,319,000)	(11,961,000)
Cash Flows from Financing Activities:
Proceeds from bank line of credit agreement	200,000	—	—
Payments under bank line of credit agreement	(200,000)	—	—
Proceeds from long-term borrowings	3,000,000	—	—
Payments on long-term debt and obligations under capital leases	(932,000)	(955,000)	(889,000)
Payment of cash dividend	—	(666,000)	(657,000)
Exercise of stock options	—	230,000	427,000
Sale of stock to Employee Stock Ownership Plan	—	50,000	—
Payment of required withholding taxes on behalf of employees in connection with the net-share settlement of an employee stock option exercised	—	(68,000)	(113,000)
(Decrease) increase in bank overdraft	(479,000)	110,000	323,000
Tax benefit from share-based compensation	—	134,000	309,000
Purchase of stock	(3,005,000)	—	—
Payment of financing transaction costs	(134,000)	(16,000)	—
Net cash used in financing activities	(1,550,000)	(1,181,000)	(600,000)
Increase (Decrease) in Cash and Cash Equivalents	3,108,000	(8,820,000)	(3,363,000)
Cash and cash equivalents at beginning of year	2,505,000	11,325,000	14,688,000
Cash and Cash Equivalents at End of Year	$5,613,000	$2,505,000	$11,325,000
See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended January 3, 2010, December 28, 2008 and December 30, 2007

			Additional		Total
	Outstanding	Common	Paid-In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
Balances at December 31, 2006	6,569,305	$329,000	$34,905,000	$22,596,000	$57,830,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	86,320	4,000	619,000	—	623,000
Share-based compensation	—	—	240,000	—	240,000
Cash dividend declared, $.10 per share	—	—	—	(666,000)	(666,000)
Net and comprehensive income	—	—	—	4,554,000	4,554,000
Balances at December 30, 2007	6,655,625	333,000	35,764,000	26,484,000	62,581,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	93,592	5,000	291,000	—	296,000
Sale of stock to Employee Stock Ownership Plan	5,643	—	50,000	—	50,000
Share-based compensation	—	—	364,000	—	364,000
Net and comprehensive income	—	—	—	105,000	105,000
Balances at December 28, 2008	6,754,860	338,000	36,469,000	26,589,000	63,396,000
Stock purchase	(808,000)	(41,000)	(2,964,000)	—	(3,005,000)
Loss of deferred tax assets related to variable stock option award upon expiration of the option	—	—	(183,000)	—	(183,000)
Share-based compensation	—	—	378,000	—	378,000
Other	(103)	—	—	—	—
Net and comprehensive loss	—	—	—	(15,338,000)	(15,338,000)
Balances at January 3, 2010	5,946,757	$297,000	$33,700,000	$11,251,000	$45,248,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
 Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At January 3, 2010, the Company owned and operated 33 J. Alexander’s restaurants in 13 states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31 and each quarter typically consists of thirteen weeks. Fiscal 2009 included 53 weeks compared to 52 weeks for fiscal years 2008 and 2007. The fourth quarter of 2009 included 14 weeks.

Reclassification: Certain amounts reflected in the Consolidated Financial Statements for previous years have been reclassified to conform to the current year presentation of the Consolidated Financial Statements.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Cash Overdraft: As a result of utilizing a consolidated cash management system, the Company’s books typically reflect an overdraft position with respect to accounts maintained at its primary bank. Overdraft balances, which are included in accounts payable, totaled $2,594,000 at January 3, 2010 and $3,059,000 at December 28, 2008.

Accounts Receivable: Accounts receivable are primarily related to income taxes due from governmental agencies and payments due from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to four days of a credit card transaction. The balance at December 28, 2008 included a receivable of $1,145,000 for a contribution which was made in fiscal 2009 to the Company by a landlord for tenant improvements made by the Company to leased premises.

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

Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods when the Company believes it is reasonably assured that it will exercise its options because failure to do so would result in a significant economic penalty to the Company. Rent expense incurred during the construction period for a leased restaurant location is included in pre-opening expense. The lease term commences on the date the Company takes possession of or is given control of the leased property. Percentage rent expense is generally based upon sales levels, and is typically accrued when it is deemed probable that it will be payable. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.

Deferred Charges: Debt issue costs are amortized principally by the interest method over the life of the related debt.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.

Earnings Per Share: The Company accounts for earnings per share in accordance with ASC Topic 260, formerly known as SFAS No. 128, “Earnings Per Share”.

Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Operations.  Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.  Breakage of $217,000, $273,000 and $300,000 related to gift cards was recorded in 2009, 2008 and 2007, respectively.

Sales Taxes: Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.

Pre-opening Expense: The Company accounts for pre-opening costs by expensing such costs as they are incurred.

Concentration of Credit Risks: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its operating cash balances in accounts which are fully insured by the FDIC and invests funds in a money market fund which invests primarily in U.S. Treasury securities. Therefore, the Company does not believe it has significant risk related to its cash and cash equivalents accounts. Concentrations of credit risk with respect to accounts receivable are related principally to receivables from governmental agencies related to refunds of income taxes and from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The Company does not believe it has significant risk related to accounts receivable due to the nature of the entities involved and, with respect to the third party credit card issuers, the number of banks involved and the fact that payment is typically received within three to four days of a credit card transaction.

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

Long-term debt: The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date (see Note E “Long-term Debt and Obligations Under Capital Lease”). Fair value of other long-term debt was estimated to approximate its carrying amount.

Contingent liabilities: In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations and the disposition of its Wendy’s restaurant operations, the Company remains secondarily liable for certain real property leases. The Company does not believe it is practicable to estimate the fair value of these contingencies and does not believe any significant loss is likely.

Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $93,000, $165,000 and $249,000 were capitalized during 2009, 2008 and 2007, respectively.

Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense totaled $93,000, $49,000 and $39,000 in 2009, 2008 and 2007, respectively.

Share-Based Compensation: The Company accounts for share-based compensation under the provisions of ASC Topic 718, formerly known as SFAS No. 123R “Share Based Payment”, requiring the measurement and recognition of all share-based compensation under the fair value method. Compensation costs are recognized on a straight-line basis over the requisite service period for the entire award. See Note H “Stock Options and Benefit Plans” for further discussion of the Company’s share-based compensation.

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

Impairment: In accordance with ASC Topic 360, formerly known as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including restaurant property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

          In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that certain of its long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at two of its restaurants, which remain in operation) were impaired. Accordingly, in its 2009 annual financial statements the Company recorded non-cash asset impairment charges of $3,889,000 related to the assets of these restaurants, representing the difference in the carrying amounts and estimated fair values of the assets. No impairment charges were recorded during either 2008 or 2007.

Comprehensive Income: Total comprehensive income or loss was comprised solely of net income or net loss for all periods presented.

Business Segments: In accordance with the requirements of ASC 280, formerly known as SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that the Company operates in only one segment.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) approved ASC Topic 105, “Generally Accepted Accounting Principles”, establishing the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ as the single source of authoritative nongovernmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  All existing accounting standard documents, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification is effective for interim or annual periods ending after September 15, 2009.  There were no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 27, 2009.

In May 2009, the FASB issued a pronouncement regarding subsequent events which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  This pronouncement, included in ASC Topic 855 “Subsequent Events”, was effective for interim and annual financial periods ending after June 15, 2009 and was implemented by the Company during the second quarter of 2009.

In April 2009, the FASB modified certain accounting standards, subsequently included in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting”, to require fair value disclosures on an interim basis for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value.  Prior to the issuance of this guidance, the fair values of those financial instruments were only disclosed on an annual basis.  Adoption of this guidance during the second quarter of 2009 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. The Company does not expect this statement to have a material impact on its Consolidated Financial Statements.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

		Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$(15,338,000)	$105,000	$4,554,000
Denominator:
Weighted average shares (denominator for basic earnings per share)	6,260,000	6,692,000	6,617,000
Effect of dilutive securities	—	151,000	365,000
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	6,260,000	6,843,000	6,982,000
Basic earnings (loss) per share	$(2.45)	$.02	$.69
Diluted earnings (loss) per share	$(2.45)	$.02	$.65

In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 699,000 and 228,000 options were excluded from the computation of diluted earnings per share in 2008 and 2007, respectively. Due to the net loss in 2009, all options outstanding were excluded from the computation of diluted earnings (loss) per share.

Note C - Property and Equipment

Balances of major classes of property and equipment are as follows:

	January 3	December 28
	2010	2008
Land	$15,848,000	$15,848,000
Buildings	40,720,000	40,380,000
Buildings under capital leases	—	375,000
Leasehold improvements	48,306,000	51,285,000
Restaurant and other equipment	29,260,000	29,541,000
	134,134,000	137,429,000
Less accumulated depreciation and amortization	56,220,000	50,882,000
	$77,914,000	$86,547,000

The Company accrued obligations for fixed asset additions of $219,000, $558,000, $610,000 and $123,000 at January 3, 2010, December 28, 2008, December 30, 2007 and December 31, 2006, respectively. These transactions were subsequently reflected in the Company’s Consolidated Statements of Cash Flows at the time cash was exchanged.

Note D – Asset Impairment Charges and Fair Value Measurements

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  In evaluating long-lived restaurant assets for impairment, the Company considers a number of factors including a current period operating or cash flow loss combined with a history of operating or cash flow losses and an undiscounted cash flow projection associated with the use of the underlying long-lived asset.  In these situations, the undiscounted cash flow projections are evaluated in conjunction with qualitative factors and future operating plans.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”), for financial assets and liabilities on December 31, 2007, as well as any other assets and liabilities that are carried at fair value on a recurring and nonrecurring basis in its financial statements. The Company adopted ASC Topic 820 for nonfinancial assets and liabilities during the first quarter of fiscal 2009. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. It also establishes a three-level fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date.

Level 1          Inputs based on quoted prices in active markets for identical assets.

Level 2          Inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly.

Level 3          Inputs that are unobservable for the asset.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized in the table below:

	Fair Value Measurement at Reporting Date Using
	January 3, 2010 Carrying Amount	Level 1	Level 2	Level 3	Total Impairment Charges

Long-lived assets held and used	$228,000	$—	$—	$228,000	$(3,889,000)

In accordance with FASB ASC 360, “Property, Plant, and Equipment,” and in connection with the Company’s preparation of its financial statements for fiscal year 2009, long-lived assets held and used with a carrying amount of $4,117,000 were written down to their fair value of $228,000 during the fourth quarter of fiscal 2009, resulting in a non-cash impairment charge of $3,889,000, which was included in the net loss for the year ended January 3, 2010.  Level 3 fair value is determined by projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures and equipment. The discount rate is the Company’s estimated weighted average cost of capital which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable based upon its plans for the restaurant. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review. No impairment charges were recorded in either 2008 or 2007.

Note E - Long-Term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases at January 3, 2010 and December 28, 2008, are summarized below:

	January 3, 2010		December 28, 2008
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$921,000	$19,332,000	$920,000	$20,181,000
Term loan, interest at 30-day LIBOR plus 350 to 450 basis points, payable through 2014	667,000	2,278,000	—	—
Equipment note payable, 4.97% interest, payable through 2009	—	—	14,000	—
Obligation under capital lease, 9.9% interest, payable through 2015	33,000	186,000	14,000	220,000
	$1,621,000	$21,796,000	$948,000	$20,401,000

Aggregate maturities of long-term debt for the five years succeeding January 3, 2010, are as follows: 2010 - $1,621,000; 2011 - $1,705,000; 2012 - $1,790,000; 2013 - $1,891,000; 2014 - $1,607,000.

The Company’s mortgage loan, which was obtained in 2002 in the original amount of $25,000,000, has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan documents) ratio of 6.0 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $21,988,000 at January 3, 2010. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

On May 22, 2009, the Company terminated a previous secured bank line of credit agreement and entered into a new bank loan agreement that provides two new credit facilities. The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a five-year $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company. See Note N “Related Party Transactions” for additional description of this transaction. The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Amounts borrowed under the loan agreement bear interest at an annual rate of 30-day LIBOR plus a margin of 3.50% to 4.50% depending on the adjusted debt to EBITDAR ratio achieved, with a minimum interest rate of 4.60%.  The loans can be prepaid at any time without penalty.  Scheduled term loan payments were interest only for six months with equal monthly payments of principal plus interest beginning after that time and payable over the remainder of the five-year term. The loan agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

The bank loan agreement also includes certain financial covenants. The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1 as of the end of any fiscal quarter.  Beginning as of January 3, 2010, and for quarters ending thereafter, the fixed charge coverage ratio is measured based on the four quarters then ending. The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash share-based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long-term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 5.0 to 1 as of January 3, 2010, 5.25 to 1 as of the end of the first quarter of 2010, 5.0 to 1 as of the end of the second quarter of 2010, and 4.5 to 1 at the end of each quarter thereafter.  The maximum adjusted debt to EBITDAR ratio allowed under the loan agreement was originally set at 4.5 to 1 for both the first and second quarters of 2010, but the ratios were increased to 5.25 to 1 and 5.0 to 1 for the first and second quarters, respectively, by an amendment to the loan agreement dated April 2, 2010. Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP. Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.  If an event of default shall occur and be continuing under the loan agreement, the commitments under the loan agreement may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. No amounts were outstanding under the revolving line of credit at January 3, 2010, or subsequent to that time through April 5, 2010.

Prior to May 22, 2009, the Company maintained a secured bank line of credit agreement which provided up to $10 million of credit availability for financing capital expenditures related to the development of new restaurants and for general operating purposes.  The line of credit was secured by mortgages on the real estate of two of the Company’s restaurant locations and was also subject to certain financial covenants. There were no borrowings outstanding under this agreement as of December 28, 2008.

In 2004, the Company obtained $750,000 of long-term equipment financing. The note payable related to the financing had an interest rate of 4.97% and was payable in equal monthly installments of principle and interest of approximately $14,200 through January 2009.

Cash interest payments amounted to $1,850,000, $1,813,000 and $1,885,000 in 2009, 2008 and 2007, respectively. Interest costs of $152,000 and $137,000 were capitalized as part of building and leasehold costs in 2008 and 2007, respectively. No interest costs were capitalized during 2009.

The carrying value and estimated fair value of the Company’s mortgage loan were $20,253,000 and $19,005,000, respectively, at January 3, 2010 compared to $21,101,000 and $17,837,000, respectively, at December 28, 2008.

Note F – Leases

At January 3, 2010, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

Real estate lease terms are generally for 15 to 20 years and, in many cases, provide for rent escalations and for one or more five-year renewal options. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Certain real property leases provide for contingent rentals based upon a percentage of sales. In addition, the Company is lessee under other non-cancelable operating leases, principally for office space.

As a result of asset impairment charges taken in 2009, accumulated amortization of buildings under capital leases, which totaled $173,000 at December 28, 2008, was eliminated as of January 3, 2010. Amortization of leased assets has historically been included in depreciation and amortization expense.

Total rental expense amounted to:
	Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Minimum rentals under operating leases	$4,843,000	$3,907,000	$3,431,000
Contingent rentals	82,000	94,000	119,000
Less: Sublease rentals	—	—	—
	$4,925,000	$4,001,000	$3,550,000

At January 3, 2010, future minimum lease payments under capital leases and non-cancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:
	Capital	Operating
	Leases	Leases
2010	$54,000	$3,999,000
2011	56,000	3,953,000
2012	56,000	3,655,000
2013	56,000	3,731,000
2014	56,000	3,738,000
Thereafter	3,000	17,857,000
Total minimum payments	281,000	$36,933,000
Less imputed interest	(62,000)
Present value of minimum rental payments	219,000
Less current maturities at January 3, 2010	(33,000)
Long-term obligations at January 3, 2010	$186,000

Note G – Income Taxes

Significant components of the Company’s income tax provision (benefit) are as follows:

	Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Current:
Federal	$(255,000)	$(124,000)	$1,128,000
State	135,000	276,000	266,000
Total	(120,000)	152,000	1,394,000
Deferred:
Federal	6,676,000	(1,054,000)	(106,000)
State	546,000	(115,000)	(148,000)
Total	7,222,000	(1,169,000)	(254,000)
Income tax provision (benefit)	$7,102,000	$(1,017,000)	$1,140,000

The Company’s effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended
	January 3	December 28	December 30
	2010	2008	2007
Tax provision (benefit) computed at federal statutory rate (34%)	$(2,800,000)	$(310,000)	$1,936,000
State income taxes, net of federal benefit	(108,000)	184,000	166,000
Effect of tax credits	—	(1,050,000)	(1,071,000)
Increase (decrease) in valuation allowance	9,962,000	(7,000)	(11,000)
Other, net	48,000	166,000	120,000
Income tax provision (benefit)	$7,102,000	$(1,017,000)	$1,140,000

In 2009 and 2008, the Company paid $414,000 and $706,000, respectively, related to federal and state income taxes and received refunds totaling $184,000 and $1,555,000, respectively. The Company made net income tax payments of $2,005,000 in 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 3, 2010 and December 28, 2008, are as follows:

	January 3	December 28
	2010	2008
Deferred tax liabilities:
Deferred gain on involuntary conversion	$—	$45,000
Total deferred tax liabilities	—	45,000

Deferred tax assets:
Deferred compensation accruals	1,134,000	929,000
Book over tax depreciation	2,740,000	658,000
Compensation related to variable stock option award	—	216,000
Net operating loss carryforwards	223,000	178,000
Tax credit carryforwards	4,834,000	4,706,000
Deferred rent obligations	2,492,000	2,308,000
Other, net	396,000	312,000
Total deferred tax assets	11,819,000	9,307,000
Valuation allowance for deferred tax assets	(11,667,000)	(1,705,000)
	152,000	7,602,000
Net deferred tax assets	$152,000	$7,557,000

At January 3, 2010, the Company had tax credit carryforwards of $4,834,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2025 through 2028 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $6,191,000 available to reduce state income taxes which expire from 2011 to 2028. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.

ASC Topic 740, formerly known as SFAS No. 109, “Accounting for Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. During the fourth quarter of 2009, in connection with the preparation of its financial statements for fiscal year 2009, management concluded that a valuation allowance for substantially all of the Company’s deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets. As a result, the Company recorded an increase in the beginning of the year valuation allowance for deferred tax assets which increased the income tax provision for the quarter by $7,405,000. As of January 3, 2010, the Company had $152,000 of net deferred tax assets and a valuation allowance of $11,667,000. For fiscal years 2006 through 2008, management concluded that a valuation allowance was needed for federal alternative minimum tax credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items decreased by $7,000 and $11,000 in 2008 and 2007, respectively, and totaled $1,705,000 as of December 28, 2008.

In connection with the provisions of ASC Topic 740, formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”, the Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal return are the 2004 through 2008 tax years. The periods subject to examination for the Company’s state returns are the tax years 2005 through 2008.

During the fourth quarter of 2007, the Company took a tax position that increased the liability for uncertain tax positions by $593,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended January 3, 2010 and December 28, 2008:

	Years Ended
	January 3	December 28
	2010	2008
Balance at beginning of the year	$767,000	$593,000
Additions based on tax positions taken during the current year	—	174,000
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	—	—
Balance at the end of the year	$767,000	$767,000

The Company’s accounting policy with respect to interest expense and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes. There were no interest expense or penalty amounts accrued as of December 30, 2007.  Interest expense of $11,000 and $22,000 was recognized during fiscal 2009 and 2008, respectively.

Note H - Stock Options and Benefit Plans

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

Share-based compensation expense totaling $378,000, $364,000 and $240,000 was recognized for 2009, 2008 and 2007, respectively. During 2008 and 2007, the Company recorded deferred tax benefits of $74,000 and $56,000, respectively, related to share-based compensation expense.

At January 3, 2010, the Company had $958,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards and used the following weighted-average assumptions for the indicated periods:
	Years Ended
	January 3 2010	December 28 2008	December 30 2007
Dividend Yield	—%	1.64%	0.76%
Volatility Factor (historical)	.5118	.3530	.3128
Risk-Free Interest Rate	2.11%	3.30%	4.55%
Expected Life of Options (in years)	4.8	4.9	4.8
Weighted-Average Grant Date Fair Value	$1.86	$1.87	$3.86

The expected life of options granted during all periods presented was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the significant fluctuations in the Company’s stock price during the relevant periods.

A summary of options under the Company’s option plans is as follows:
					Weighted
					Average
					Exercise
Options	Shares	Option Prices			Price
Outstanding at December 31, 2006	900,960	$2.24	-	$9.50	$5.76
Issued	305,000	13.09	-	15.00	14.19
Exercised	(94,828)	2.24	-	8.19	4.50
Expired or canceled	(44,000)	2.24	-	8.75	8.26
Outstanding at December 30, 2007	1,067,132	2.24	-	15.00	8.18
Issued	105,000	6.10			6.10
Exercised	(125,682)	2.25	-	4.97	2.80
Expired or canceled	(10,000)	8.21	-	8.22	8.21
Outstanding at December 28, 2008	1,036,450	2.24	-	15.00	8.62
Issued	235,000	4.10	-	4.69	4.12
Exercised	—	—	-	—	—
Expired or canceled	(210,200)	2.24	-	8.22	4.41
Outstanding at January 3, 2010	1,061,250	$2.24	-	$15.00	$8.46

Options exercisable and shares available for future grant were as follows:
	January 3	December 28	December 30
	2010	2008	2007
Options exercisable	542,625	636,950	689,132
Shares available for grant	31,369	57,169	152,169

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the fiscal year-end date. This amount changes based on the fair market value of the Company’s stock and totaled $68,000 at January 3, 2010. At December 28, 2008, all outstanding options were at prices which exceeded the Company’s closing stock price at that date resulting in no aggregate intrinsic value related to outstanding options at December 28, 2008. The total intrinsic value of options exercised was $413,000 and $807,000 for 2008 and 2007, respectively. No options were exercised in 2009. The Company recorded benefits of tax deductions in excess of recognized deferred tax assets related to compensation costs for stock options exercised totaling $134,000 and $309,000 in 2008 and 2007, respectively. In 2008, the Company had two non-cash transactions involving options which were exercised under net-share settlements totaling $118,000.

The following table summarizes the Company’s non-vested stock option activity for the year ended January 3, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at December 28, 2008	399,500	$3.25
Granted	235,000	1.86
Vested	(97,500)	3.33
Forfeited	(18,375)	3.31
Non-vested stock options at January 3, 2010	518,625	$2.61

The following table summarizes information about the Company’s stock options outstanding at January 3, 2010:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
Range of Exercise Prices	Number Outstanding at January 3 2010	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 3 2010	Average Remaining Contractual Life	Weighted Average Exercise Price
$ 2.24 - $ 3.44	51,250	1.2 years	$2.38	51,250	1.2 years	$2.38
3.88 - 6.10	379,500	6.1 years	4.67	64,875	4.0 years	4.89
7.61 - 9.50	325,500	5.9 years	8.47	276,500	5.8 years	8.52
13.09 - 15.00	305,000	4.4 years	14.19	150,000	4.5 years	14.21
$ 2.24 - $15.00	1,061,250	5.3 years	$8.46	542,625	4.8 years	$9.08

Options exercisable at December 28, 2008 and December 30, 2007 had weighted average exercise prices of $7.09 and $5.51, respectively.

The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.

The Company has Salary Continuation Agreements which provide retirement and death benefits to executive officers and certain other members of management. The expense recognized under these agreements was $498,000, $589,000 and $201,000 in 2009, 2008 and 2007, respectively.

The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the plan. The Company’s matching contributions totaled $69,000, $79,000 and $63,000 for fiscal years 2009, 2008 and 2007, respectively.

In 2008, the Company established a non-qualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with Company contributions under the same matching formula and limitations as the Company’s Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any Company matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment funds elected by the participants from a group of funds which the plan administrator has determined to make available for this purpose. Participant account balances totaled $94,000 and $33,000 at January 3, 2010 and December 28, 2008, respectively.

Note I — Employee Stock Ownership Plan

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

During 2008 and 2007, contributions of $50,000 to the ESOP were approved by the Company’s Board of Directors resulting in recognition of $50,000 of compensation expense in each year. The Company made no contribution to the ESOP in 2009. The ESOP held 215,428 shares of the Company’s common stock at January 3, 2010. For purposes of computing earnings per share, the shares purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

Note J - Shareholder Rights Plan

The Company’s Board of Directors has adopted a shareholder rights plan intended to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics, by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.

The shareholder rights plan is a plan by which the Company has distributed rights (“Rights”) to purchase (at the rate of one Right per share of common stock) one-hundredth of a share of no par value Series A Junior Preferred (a “Unit”) at an exercise price of $12.00 per Unit. The Rights are attached to the common stock and may be exercised only if a person or group acquires 20% of the outstanding common stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the Rights “flip-in” and each holder of a Right will thereafter have the right to receive, upon exercise, common stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the “flip-in” will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would “flip-over” and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire May 31, 2012. In order to prevent dilution, the exercise price and number of Rights per share of common stock will be adjusted to reflect splits and combinations of, and common stock dividends on, the common stock.

During 1999, the shareholder rights plan was amended by altering the definition of “acquiring person” to specify that Solidus LLC, a predecessor to Solidus Company, L.P., and its affiliates would not be or become an acquiring person as the result of its acquisition of Company stock in excess of 20% or more of Company common stock outstanding. E. Townes Duncan, a director of the Company, is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus Company, L.P. Effective April 28, 2009, the Company’s Board of Directors amended the shareholder rights plan by revising the definition of acquiring person so that Solidus Company, L.P. and its affiliates are no longer excluded from becoming an acquiring person.

Note K - Commitments and Contingencies

In the fourth quarter of 2009, the Company settled a lawsuit, Joan Lidgett et al. v. J. Alexander’s Corporation, filed against the Company in the United States District Court for the District of Kansas in April 2009, by an employee.  The plaintiff alleged that the Company violated federal wage laws and sought compensation for servers at the Company’s restaurant in Kansas City based primarily upon allegations that the Company’s “tip share” pool was not correctly administered.  Amounts paid in settlement, plus applicable payroll taxes paid by the Company thereon together with the Company’s defense costs aggregated approximately $500,000.

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to six years. The total estimated amount of lease payments remaining on these 10 leases at January 3, 2010 was approximately $1.7 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 12 leases at January 3, 2010, was approximately $1.4 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases as of January 3, 2010, was approximately $.5 million. There have been no payments by the Company of such contingent liabilities in the history of the Company.

The Company is or may be from time to time subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of its business. These claims typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time and some of the employee claims may be plead as class actions.  The Company could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether the Company is determined to be liable.  From time to time, the Company is also involved in lawsuits with respect to infringements of, or challenges to, its registered trademarks.  At this time, the Company believes that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect on its financial position, results of operations or liquidity.  It is possible, however, that future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Note L - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	January 3	December 28
	2010	2008
Taxes, other than income taxes	$2,567,000	$1,576,000
Salaries, wages, vacation and incentive compensation	1,752,000	1,174,000
Insurance	165,000	212,000
Interest	167,000	149,000
Utilities	264,000	211,000
Accounting and auditing	229,000	195,000
Other	716,000	434,000
	$5,860,000	$3,951,000

Note M - Intangible Assets and Deferred Charges

Intangible assets recorded on the accompanying Consolidated Balance Sheet at January 3, 2010 include deferred loan costs and other intangible assets with finite lives which are scheduled to be amortized over their estimated useful lives. For the next five years, scheduled amortization is as follows: 2010 - $126,000; 2011 - $109,000; 2012 - $81,000; 2013 - $63,000; 2014 - $53,000.

Note N - Related Party Transactions

E. Townes Duncan, a director of the Company, is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus Company, L.P. (“Solidus”). In 2005, the Company entered into an Amended and Restated Standstill Agreement (“Agreement”) with Solidus Company, a predecessor to Solidus, to extend, subject to certain conditions, certain previously existing contractual restrictions on Solidus Company’s shares of the Company’s common stock.

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

On May 22, 2009, pursuant to a Stock Purchase Agreement with Solidus, the Company purchased 808,000 shares of the Company’s common stock for a total purchase price of $2,909,000 from Solidus and Mr. Duncan. Prior to the stock purchase, Solidus was the Company’s largest shareholder. The purchase of the stock, along with an additional $96,000 of costs directly related to the purchase, reduced cash flows from financing activities for 2009, and is reflected in the Company’s Consolidated Balance Sheet as a reduction of stockholders’ equity.  See Note E “Long-term Debt and Obligations Under Capital Lease” to the Company’s Consolidated Financial Statements for information regarding the Company’s financing of this stock purchase.

Under the terms of the Stock Purchase Agreement, Solidus and Mr. Duncan agreed to limit future dispositions of their shares of the Company’s common stock to 200,000 shares for the 2010 calendar year and up to 100,000 shares from January 1, 2011 until May 22, 2011.

Unaudited Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended January 3, 2010 and December 28, 2008 (in thousands, except per share amounts):

		2009 Quarters Ended
	March 29	June 28	September 27	January 3	1
Net sales	$38,065	$34,710	$32,423	$38,996
Operating income (loss)	911	(974)	(2,130)	(4,147	) 2, 4
Net income (loss)	452	(796)	(1,319)	(13,675	) 3
Basic earnings (loss) per share	.07	(.12)	(.22)	(2.30)
Diluted earnings (loss) per share	.07	(.12)	(.22)	(2.30)

		2008 Quarters Ended
	March 30	June 29	September 28	December 28
Net sales	$37,486	$34,767	$32,361	$35,141
Operating income	2,305	1,319	(2,063)	(947	) 4
Net income (loss)	1,576	1,223	(1,995)	(699)
Basic earnings (loss) per share	.24	.18	(.30)	(.10)
Diluted earnings (loss) per share	.23	.18	(.30)	(.10)

1Includes 14 weeks of operations, compared to 13 weeks for all other quarters presented.
2 Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation.
3Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation and a $7,405 adjustment to increase the Company’s beginning of the year valuation allowance for net deferred tax assets in accordance with ASC Topic 740, formerly known as SFAS No. 109, “Accounting for Income Taxes” .
4Includes deferred compensation expense of $270 in the fourth quarter of 2009 and $430 in the fourth quarter of 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of January 3, 2010, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting . There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item with respect to directors of the Company is incorporated herein by reference to the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

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

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the “Certain Relationships and Related Transactions” section and the “Corporate Governance” section of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

(4)(f)
Amendment to Rights Agreement dated April 28, 2009 by and between Registrant and Computershare Trust Company, N.A. (Exhibit 4.1 of the Registrant’s Report on Form 8-K dated April 29, 2009 is incorporated herein by reference).

(10)(a)
Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 is incorporated herein by reference).

(10)(b)
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

(10)(e)*
Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

(10)(f)*	1990 Stock Option Plan for Outside Directors (Exhibit A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 8, 1990, is incorporated herein by reference).

(10)(g)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(h)*	Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement for Annual Meeting of Shareholders, May 20, 1997, is incorporated herein by reference).

(10)(i)*
Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14-A for 2000 Annual Meeting of Shareholders, May 16, 2000, (filed April 3, 2000) is incorporated herein by reference).

(10)(j)*
Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14-A for 2001 Annual Meeting of Shareholders, May 15, 2001, (filed April 2, 2001) is incorporated herein by reference).

(10)(k)*
Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(l)*
Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(m)*	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 is incorporated herein by reference).

(10)(n)*	Form of 2005 Incentive Stock Option Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated December 28, 2005 is incorporated herein by reference).

(10)(o)	Loan Agreement dated May 22, 2009 between the Registrant and Pinnacle National Bank (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 27, 2009).

(10)(p)	Promissory Note dated May 22, 2009 from the Registrant in favor of Pinnacle National Bank (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed May 27, 2009).

(10)(q)	Revolving Promissory Note dated May 22, 2009 from the Registrant in favor of Pinnacle National Bank (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed May 27, 2009).

(10)(r)
Stock Purchase Agreement dated May 22, 2009 between Solidus Company, L.P., E. Townes Duncan and the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed May 27, 2009).

(10)(s)*	Cash Incentive Performance Program (Exhibit 10(bb) of the Registrant’s Report on Form 8-K dated May 20, 2005, is incorporated herein by reference).

(10)(t)*
J. Alexander’s Corporation Amended and Restated 2004 Equity Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14A for 2007 Annual Meeting of Shareholders, May 15, 2007 (filed April 17, 2007) is incorporated herein by reference).

(10)(u)*	Form of 2007 Incentive Stock Option Agreement (Exhibit 10.02 of the Registrant’s Report on Form 8-K dated May 17, 2007 is incorporated herein by reference).

(10)(v)*	J. Alexander’s Corporation Amended and Restated Employee Stock Ownership Plan (Exhibit 10.01 of the Registrant’s Report on Form 8-K filed January 4, 2008 is incorporated herein by reference).

(10)(w)*
First Amendment to J. Alexander’s Corporation Amended and Restated Employee Stock Ownership Plan (Exhibit 10.02 of the Registrant’s Report on Form 8-K filed January 4, 2008 is incorporated herein by reference).

(10)(x)*	Employment Agreement with Lonnie J. Stout II dated December 26, 2008 (Exhibit 10.1 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(y)*	Employment Agreement with R. Gregory Lewis dated December 26, 2008 (Exhibit 10.2 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(z)*	Employment Agreement with J. Michael Moore dated December 26, 2008 (Exhibit 10.3 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(aa)*	Employment Agreement with Mark A. Parkey dated December 26, 2008 (Exhibit 10.4 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(bb)*
Amended and Restated Salary Continuation Agreement with Lonnie J. Stout II dated December 26, 2008 (Exhibit 10.5 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(cc)*
Amended and Restated Salary Continuation Agreement with R. Gregory Lewis dated December 26, 2008 (Exhibit 10.6 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(dd)*
Amended and Restated Salary Continuation Agreement with J. Michael Moore dated December 26, 2008 (Exhibit 10.7 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(ee)*
Amended and Restated Salary Continuation Agreement with Mark A. Parkey dated December 26, 2008 (Exhibit 10.8 of the Registrant’s Report on Form 8-K dated January 2, 2009, is incorporated herein by reference).

(10)(ff)*	J. Alexander's Corporation Deferred Compensation Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2008 is incorporated herein by reference).

(10)(gg)* (10)(hh)	2010 Executive Compensation Matters First Modification Agreement between the Registrant and Pinnacle National Bank dated April 2, 2010.

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes executive compensation plan or arrangement.
(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report beginning on page 50.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: 4/5/10	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	Chairman, President, Chief Executive Officer	4/5/10
Lonnie J. Stout II	and Director (Principal Executive Officer)

/s/ R. Gregory Lewis	Vice President and Chief Financial Officer	4/5/10
R. Gregory Lewis	(Principal Financial Officer)

/s/ Mark A. Parkey	Vice President and Controller (Principal	4/5/10
Mark A. Parkey	Accounting Officer)

/s/ E. Townes Duncan	Director	4/5/10
E. Townes Duncan

/s/ Brenda B. Rector	Director	4/5/10
Brenda B. Rector

/s/ J. Bradbury Reed	Director	4/5/10
J. Bradbury Reed

/s/ Joseph N. Steakley	Director	4/5/10
Joseph N. Steakley

J. ALEXANDER’S CORPORATION

EXHIBIT INDEX

Reference Number
per Item 601 of
Regulation S-K	Description

(10)(gg) (10)(hh)	2010 Executive Compensation Matters First Modification Agreement between the Registrant and Pinnacle National Bank dated April 2, 2010

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.