Form 10-Q
period 2010-04-04
ALEXANDERS J CORP
filed 2010-05-19
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 4, 2010

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

As of May 18, 2010, 5,950,482 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	April 4	January 3
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,232	$5,613
Accounts and notes receivable	2,636	3,413
Inventories	1,246	1,293
Prepaid expenses and other current assets	1,492	1,496
TOTAL CURRENT ASSETS	10,606	11,815

OTHER ASSETS	1,692	1,601

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $57,640 and $56,220 at April 4, 2010 and January 3, 2010, respectively	76,903	77,914

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $817 and $787 at April 4, 2010 and January 3, 2010, respectively	634	659
	$89,987	$92,141

	April 4	January 3
	2010	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,310	$5,961
Accrued expenses and other current liabilities	4,170	5,860
Unearned revenue	1,297	1,752
Current portion of long-term debt and obligations under capital leases	1,570	1,621
TOTAL CURRENT LIABILITIES	12,347	15,194

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	21,372	21,796

OTHER LONG-TERM LIABILITIES	10,104	9,903

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,946,757 shares at April 4, 2010 and January 3, 2010	297	297
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,819	33,700
Retained earnings	12,048	11,251
TOTAL STOCKHOLDERS’ EQUITY	46,164	45,248
Commitments and Contingencies
	$89,987	$92,141

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 4	March 29
	2010	2009
Net sales	$38,725	$38,065
Costs and expenses:
Cost of sales	12,201	11,953
Restaurant labor and related costs	12,833	12,736
Depreciation and amortization of restaurant property and equipment	1,526	1,668
Other operating expenses	8,456	8,449
Total restaurant operating expenses	35,016	34,806
General and administrative expenses	2,161	2,348
Operating income	1,548	911
Other income (expense):
Interest expense	(486)	(479)
Other, net	19	15
Total other expense	(467)	(464)
Income before income taxes	1,081	447
Income tax (provision) benefit	(284)	5
Net income	$797	$452

Basic earnings per share	$.13	$.07

Diluted earnings per share	$.13	$.07

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	April 4	March 29
	2010	2009
Cash flows from operating activities:
Net income	$797	$452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,541	1,682
Changes in working capital accounts	(610)	(485)
Other operating activities	382	371
Net cash provided by operating activities	2,110	2,020

Cash flows from investing activities:
Purchase of property and equipment	(507)	(862)
Other investing activities	(73)	(74)
Net cash used in investing activities	(580)	(936)

Cash flows from financing activities:
Proceeds under bank line of credit agreement	—	200
Payments under bank line of credit agreement	—	(200)
Payments on debt and obligations under capital leases	(475)	(229)
Decrease in bank overdraft	(1,436)	(522)
Net cash used in financing activities	(1,911)	(751)

(Decrease) increase in cash and cash equivalents	(381)	333

Cash and cash equivalents at beginning of period	5,613	2,505

Cash and cash equivalents at end of period	$5,232	$2,838

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$219	$558810610
Property and equipment obligations accrued at end of period	$293	$208

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 4, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2011. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Net income and comprehensive income are the same for all periods presented.

Note B – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Quarter Ended
	April 4	March 29
	2010	2009
Numerator:
Net income (numerator for basic and diluted earnings per share)	$797	$452
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,947	6,755
Effect of dilutive securities	17	4
Adjusted weighted average shares (denominator for diluted earnings per share)	5,964	6,759
Basic earnings per share	$.13	$.07
Diluted earnings per share	$.13	$.07

The calculation of diluted earnings per share excludes stock options for the purchase of 1,010,000 shares and 988,000 shares of the Company’s common stock for the quarters ended April 4, 2010 and March 29, 2009, respectively, because the effect of their inclusion would be anti-dilutive.

Note C – Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective tax rate and provide for income taxes by applying that rate to year-to-date operating results.  Because the Company was unable to make reliable estimates of the annual effective tax rates for 2009 and 2010, income taxes for the quarters ended April 4, 2010 and March 29, 2009 were calculated based on the actual effective rates for those periods.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of April 4, 2010 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Note D — Loan Agreement

In May of 2009, the Company terminated a previous secured bank line of credit agreement and entered into a new bank loan agreement that provided two new credit facilities.  The new credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

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

The bank loan agreement also includes certain financial covenants.  The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1 as of the end of any fiscal quarter based on the four quarters then ending.  The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, deferred income tax benefits and expenses and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash share-based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long-term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 5.25 to 1 as of the end of the first quarter of 2010, 5.0 to 1 as of the end of the second quarter of 2010, and 4.5 to 1 at the end of each quarter thereafter.  The maximum adjusted debt to EBITDAR ratio allowed under the loan agreement was originally set at 4.5 to 1 for both the first and second quarters of 2010, but the ratios were increased to 5.25 to 1 and 5.0 to 1 for the first and second quarters, respectively, by an amendment to the loan agreement dated April 2, 2010. Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP.  Adjusted debt is (i) the Company’s debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

No amounts were outstanding under the revolving line of credit at April 4, 2010, or subsequent to that time through May 18, 2010.  A total of $2,722,000 was outstanding under the term loan at April 4, 2010.

Note E – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to seven years.  The total estimated amount of lease payments remaining on these ten leases at April 4, 2010, was approximately $2.1 million.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these 12 leases at April 4, 2010, was approximately $1.3 million.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases as of April 4, 2010, was approximately $600,000.

The Company is from time to time subject to routine litigation incidental to its business.  The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note F — Fair Value Measurements

At April 4, 2010 and January 3, 2010, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $19,951,000 and $18,906,000, respectively, at April 4, 2010 compared to $20,253,000 and $19,005,000, respectively, at January 3, 2010.  With respect to the term loan discussed in Note D “Loan Agreement” to the Company’s Condensed Consolidated Financial Statements, the fair value was estimated to approximate its carrying amount at April 4, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized in the table below:

	Fair Value Measurement at Reporting Date Using
	April 4, 2010 Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
		7
Long-lived assets held and used	$228,000	$—	$—	$228,000	Income approach

Long-lived assets held and used in the table above are associated with two restaurants that were written down to their fair value during the fourth quarter of fiscal 2009. Level 3 fair value is determined by projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures and equipment. The discount rate is the Company’s estimated weighted average cost of capital which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable based upon its plans for the restaurant.

Note G – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-06 at the beginning of fiscal 2010 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the quarter ended April 4, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At April 4, 2010, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending. In addition, the Company’s restaurants which opened in late 2007 and 2008 have yet to achieve satisfactory operating results and have experienced particular difficulties in building sales in the recent recessionary environment. The Company experienced some improvement in same store sales trends in the fourth quarter of 2009, with these trends continuing and strengthening during the first four months of 2010.

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

Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to break-even sales volumes of many other casual dining concepts and, as a result, it is necessary for the Company to achieve relatively high sales volumes in its restaurants compared to the average sales volumes of other casual dining concepts in order to achieve desired financial returns.

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

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 4	March 29
	2010	2009
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	31.5	31.4
Restaurant labor and related costs	33.1	33.5
Depreciation and amortization of restaurant property and equipment	3.9	4.4
Other operating expenses	21.8	22.2
Total restaurant operating expenses	90.4	91.4
General and administrative expenses	5.6	6.2
Operating income	4.0	2.4
Other income (expense):
Interest expense	(1.3)	(1.3)
Other, net	—	—
Total other expense	(1.2)	(1.2)
Income before income taxes	2.8	1.2
Income tax (provision) benefit	(0.7)	—
Net income	2.1%	1.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly sales per restaurant (1):
All restaurants	$90,300	$88,800
Percent increase	1.7%

Same store restaurants (2)	$91,400	$89,900
Percent increase	1.7%

(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at average weekly sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the thirty-one restaurants open for more than eighteen months.

Net Sales

Net sales increased by $660,000, or 1.7%, in the first quarter of 2010 compared to the first quarter of 2009.  Average weekly same store sales per restaurant also increased by 1.7% in the first quarter of 2010 compared to the same period of 2009.  Because of the Company’s fiscal calendar, the first quarter of 2010 did not include New Year’s Eve, which is typically one of the highest sales days of the year for the Company, whereas the first quarter of 2009 did include New Year’s Eve.  Average weekly same store sales per restaurant for the first quarter of 2010 increased by 3.1% when compared to the same 13-week operating period ended on April 5, 2009 which did not include New Year’s Eve.

Management estimates the average check per guest, including alcoholic beverage sales, increased by less than 1% to $25.23 during the first quarter of 2010 compared to approximately $25.00 during the first quarter of 2009.  Management estimates that average menu prices increased by approximately 0.5% in the first quarter of 2010 compared to the same period of 2009.  This estimate reflects nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by customers.  Management estimates that weekly average guest counts increased on a same store basis by approximately 1.5% in the first quarter of 2010 compared to the first quarter of 2009.

Management believes that the same store sales decreases experienced by the Company during 2008 and the first three quarters of 2009 were primarily due to a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing into and strengthening during the first four months of 2010. While management is encouraged by these trends, there can be no assurance that they will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build sales back to or above pre-recession levels.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 90.4% of net sales in the first quarter of 2010 from 91.4% in the first quarter of 2009 due primarily to the impact of increased same store sales and reduced depreciation and amortization of restaurant property and equipment in the first quarter of 2010, as discussed below.  Restaurant operating margins (net sales minus total restaurant operating expenses divided by net sales) increased to 9.6% in the first quarter of 2010 from 8.6% in the comparable period of 2009.

Cost of sales, which includes the cost of food and beverages, for the first quarter of 2010 was 31.5% of net sales, up slightly from 31.4% of net sales in the corresponding period of 2009.  This increase was due to a combination of factors, which included higher input costs for produce, guest trial of selected new menu offerings and a slight decrease in prices paid for beef and poultry.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times in the past purchased beef under fixed price purchase agreements, it has purchased beef based on weekly market prices since early 2008. While management believes that purchasing beef at weekly market prices has generally been beneficial to the Company over the past two years and the effect of the lower prices paid for beef in the first quarter of 2010 compared to the prices paid in the first quarter of 2009 reduced cost of sales by an estimated 0.3% of net sales in 2010 compared to 2009, this strategy exposes the Company to variable market conditions. The Company has recently experienced significant increases in beef prices and there can be no assurance that the price of beef will not remain high or increase further in the future.  Management continually monitors the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs decreased to 33.1% of net sales in the first quarter of 2010 from 33.5% in the same period of 2009 due primarily to the effects of higher same store sales and improved labor efficiency in the three restaurants opened in the last half of 2008.  Restaurant management staffing levels were also modestly lower in the first quarter of 2010 than in the same period of 2009.

Depreciation and amortization of restaurant property and equipment decreased by $142,000 in the first quarter of 2010 compared to the first quarter of 2009 primarily because impairment charges recorded at the end of 2009 significantly lowered the depreciable basis for the assets of two restaurants.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 21.8% of net sales in the first quarter of 2010 from 22.2% of net sales in the first quarter of 2009 primarily due to the effects of higher same store sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $187,000, or 8.0%, in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower training and relocation costs in the 2010 period.

Other Income (Expense)

Interest expense totaled $486,000 during the first quarter of 2010 compared to $479,000 for the corresponding quarter of 2009. The increase included the effect of additional long-term debt incurred in the second quarter of 2009 and higher amortization of deferred loan costs which were partially offset by a reduction in interest expense related to the Company’s mortgage loan.

Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective tax rate and provide for income taxes by applying that rate to year-to-date operating results.  Because the Company was unable to make reliable estimates of the annual effective tax rates for 2009 and 2010, income taxes for the quarters ended April 4, 2010 and March 29, 2009 were calculated based on the actual effective rates for those periods.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of April 4, 2010 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income. The Company is currently evaluating certain tax strategies which it believes could increase tax benefits receivable relative to the 2009 tax year; however, there is no assurance that such benefits will be available.

Outlook

           Same store sales have remained positive in the second quarter to date and are up approximately 4.8% for the first six weeks of the quarter compared to the comparable operating weeks of the previous year. While management continues to expect that 2010 will be another challenging year for the Company, based on recent improvements in same store sales trends and its general outlook, management expects that same store sales comparisons for 2010 will be positive.  Although beef costs have risen significantly in the second quarter of 2010 compared to the corresponding period of 2009 and the first quarter of 2010, management expects that food commodity prices in general will remain relatively stable during 2010 and that the Company will be able to operate its newer restaurants more efficiently in 2010 than in 2009.  Based on these expectations, management believes that the Company’s operating results should improve measurably in 2010 over 2009.

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

Cash and cash equivalents at April 4, 2010 totaled $5,232,000 compared to $5,613,000 at the end of 2009.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. In addition, the Company is currently evaluating the implementation of certain tax strategies which could result in additional tax refunds for the fiscal 2009 year.

The Company had a working capital deficit of $1,741,000 at April 4, 2010 compared to a deficit of $3,379,000 at January 3, 2010.  Management does not believe its working capital deficit impairs the overall financial condition of the Company.  Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

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

The Company maintains a $5,000,000 revolving line of credit which may be used for general corporate purposes. On April 2, 2010, the Company entered into an amendment to the loan agreement governing this credit facility to modify the maximum adjusted debt to EBITDAR ratio. The maximum adjusted debt to EBITDAR ratio allowed under the loan agreement was originally set at 4.5 to 1 for both the first and second quarters of 2010, but the ratios were increased to 5.25 to 1 and 5.0 to 1 for the first and second quarters, respectively, by the amendment. Thereafter, the Company’s adjusted debt to EBITDAR ratio must not exceed 4.5 to 1 at the end of each quarter. Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and up to $500,000 (in the aggregate during the term of loan) in uninsured losses) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP.  Adjusted debt is (i) the Company’s debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

No amounts were outstanding under the revolving line of credit at April 4, 2010, or subsequent to that time through May 18, 2010.

During 2009, the Company borrowed $3,000,000 pursuant to a five-year term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company. A total of $2,722,000 was outstanding under the term loan at April 4, 2010.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25 million, had an outstanding balance of $19,951,000 at April 4, 2010.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $22,432,000 at April 4, 2010.

The Company believes that cash and cash equivalents on hand at April 4, 2010 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2010.  However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company could need to make use of its revolving bank line of credit in the coming months.  The Company was in compliance with the financial covenants of its debt agreements as of April 4, 2010.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

As of May 18, 2010, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of April 4, 2010, is as follows:

Wendy’s restaurants (16 leases)	$2,700,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	1,300,000
Total contingent liability related to assigned leases	$4,000,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and maintain or increase sales and operating margins in its restaurants under weak economic conditions, which may continue indefinitely and which could worsen, potentially resulting in asset impairment charges and/or restaurant closures and charges associated therewith; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; the potential impact of mandated food content labeling and disclosure legislation; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; the impact associated with recently passed federal health care reform legislation, including the operating costs necessary to comply with applicable health care benefit requirements; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the SEC and The NASDAQ Stock Market.  See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 for a description of a number of risks and uncertainties which could affect actual results.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

The Exhibit Index on page 21 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: May 19, 2010	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2010	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer
(Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit 10.1
Modification Agreement between the Registrant and Pinnacle National Bank dated April 2, 2010 (Exhibit 10(hh) of the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2010 is incorporated herein by reference).

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.