Form 10-Q
period 2010-07-04
ALEXANDERS J CORP
filed 2010-08-18
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarterly period ended July 4, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________________.

Commission file number: 1-8766

J. ALEXANDER’S CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-0854056
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3401 West End Avenue, Suite 260
P.O. Box 24300
Nashville, Tennessee	37202
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

As of August 17, 2010, 5,956,482 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	July 4	January 3
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,499	$5,613
Accounts and notes receivable	2,772	3,413
Inventories	1,252	1,293
Prepaid expenses and other current assets	1,573	1,496
TOTAL CURRENT ASSETS	11,096	11,815

OTHER ASSETS	1,691	1,601

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $59,057 and $56,220 at July 4, 2010 and January 3, 2010, respectively	75,988	77,914

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $852 and $787 at July 4, 2010 and January 3, 2010, respectively	603	659
	$89,530	$92,141

	July 4	January 3
	2010	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,910	$5,961
Accrued expenses and other current liabilities	5,280	5,860
Unearned revenue	1,193	1,752
Current portion of long-term debt and obligations under capital leases	3,529	1,621
TOTAL CURRENT LIABILITIES	13,912	15,194

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	19,008	21,796

OTHER LONG-TERM LIABILITIES	10,285	9,903

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,956,482 and 5,946,757 shares at July 4, 2010 and January 3, 2010, respectively	298	297
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	33,953	33,700
Retained earnings	12,074	11,251
TOTAL STOCKHOLDERS’ EQUITY	46,325	45,248
Commitments and Contingencies
	$89,530	$92,141

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2010	2009	2010	2009
Net sales	$36,336	$34,710	$75,061	$72,775
Costs and expenses:
Cost of sales	11,774	10,836	23,975	22,789
Restaurant labor and related costs	12,518	12,313	25,351	25,049
Depreciation and amortization of restaurant property and equipment	1,493	1,657	3,019	3,325
Other operating expenses	8,163	8,149	16,619	16,598
Total restaurant operating expenses	33,948	32,955	68,964	67,761
General and administrative expenses	2,278	2,729	4,439	5,077
Operating income (loss)	110	(974)	1,658	(63)
Other income (expense):
Interest expense	(482)	(477)	(967)	(956)
Other, net	15	20	33	35
Total other expense	(467)	(457)	(934)	(921)
Income (loss) before income taxes	(357)	(1,431)	724	(984)
Income tax benefit	383	635	99	640
Net income (loss)	$26	$(796)	$823	$(344)

Basic earnings (loss) per share	$-	$(.12)	$.14	$(.05)
Diluted earnings (loss) per share	$-	$(.12)	$.14	$(.05)

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	July 4	June 28
	2010	2009
Cash flows from operating activities:
Net income (loss)	$823	$(344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,048	3,353
Changes in working capital accounts	(248)	(695)
Other operating activities	774	743
Net cash provided by operating activities	4,397	3,057

Cash flows from investing activities:
Purchase of property and equipment	(981)	(1,618)
Other investing activities	(73)	(74)
Net cash used in investing activities	(1,054)	(1,692)

Cash flows from financing activities:
Proceeds under bank line of credit agreement	—	200
Payments under bank line of credit agreement	—	(200)
Proceeds from long-term borrowings	—	3,000
Payments on debt and obligations under capital leases	(880)	(439)
(Decrease) increase in bank overdraft	(2,594)	621
Purchase of stock	—	(2,909)
Payment of financing transaction costs	—	(57)
Exercise of stock options	17	—
Net cash (used in) provided by financing activities	(3,457)	216

(Decrease) increase in cash and cash equivalents	(114)	1,581

Cash and cash equivalents at beginning of period	5,613	2,505

Cash and cash equivalents at end of period	$5,499	$4,086

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$219	$55810610
Property and equipment obligations accrued at end of period	$476	$351

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 4, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2011. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Net income (loss) and comprehensive income (loss) are the same for all periods presented.

Note B — Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Six Months Ended
	July 4	June 28	July 4	June 28
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$26	$(796)	$823	$(344)
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,951	6,417	5,949	6,586
Effect of dilutive securities	62	—	40	—
Adjusted weighted average shares (denominator for diluted earnings per share)	6,013	6,417	5,989	6,586

Basic earnings (loss) per share	$-	$(.12)	$.14	$(.05)
Diluted earnings (loss) per share	$-	$(.12)	$.14	$(.05)

The calculations of diluted earnings (loss) per share exclude stock options for the purchase of 732,500 and 1,009,750 shares of the Company’s common stock for the quarters ended July 4, 2010 and June 28, 2009, respectively, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 871,250 and 1,021,600 shares of common stock were excluded from the diluted earnings (loss) per share calculations for the six months ended July 4, 2010 and June 28, 2009, respectively.

Note C – Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date income or loss before income taxes.  Because the Company was unable as of the end of the first six months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first six months of 2010 were calculated based on the effective rate computed for that period.  In addition, in the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it has determined to implement in connection with accelerating certain tax deductions for the 2009 tax year.  The Company is currently evaluating additional tax strategies which it believes could further increase tax benefits receivable relative to the 2009 tax year; however, there is no assurance that such benefits will be available.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of July 4, 2010 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

The Company’s income tax provision for the first six months of 2009 was based on an estimated effective annual income tax rate of 65%, which differed from the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.

Note D — Loan Agreement

In May of 2009, the Company entered into a bank loan agreement which provides two credit facilities.  The credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

On April 2, 2010, the Company entered into an amendment to the loan agreement increasing the maximum adjusted debt to EBITDAR ratio allowed under the agreement to 5.25 to 1 for the first quarter of 2010 and 5.0 to 1 for the second quarter of 2010.  The allowed ratio was 4.5 to 1 for both the first and second quarters of 2010 under the original agreement.

Because the loan agreement includes an “Excess Cash Flow Recapture” provision which management believes will require early payment of the term loan in 2011 based on the Company’s expected performance for 2010, the entire balance of the loan of $2,611,000 has been classified as a current liability as of July 4, 2010. No amounts were outstanding under the revolving line of credit at July 4, 2010, or subsequent to that time through August 17, 2010.

Note E – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to seven years.  The total estimated amount of lease payments remaining on these ten leases at July 4, 2010, was approximately $2.0 million.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these 12 leases at July 4, 2010, was approximately $1.2 million.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases as of July 4, 2010, was approximately $700,000.

The Company is from time to time subject to routine litigation incidental to its business.  The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note F — Fair Value Measurements

At July 4, 2010 and January 3, 2010, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $19,720,000 and $19,038,000, respectively, at July 4, 2010 compared to $20,253,000 and $19,005,000, respectively, at January 3, 2010.  With respect to the term loan discussed in Note D “Loan Agreement” to the Company’s Condensed Consolidated Financial Statements, the fair value was estimated to approximate its carrying amount at July 4, 2010.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the second quarter of fiscal 2010. In the fourth quarter of 2009, long-lived assets held and used associated with two restaurants were written down to their estimated fair value using significant unobservable inputs.

Note G – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-06 at the beginning of fiscal 2010 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the quarter ended July 4, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At July 4, 2010, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods. In addition, the Company’s restaurants which opened in late 2007 and 2008 have yet to achieve satisfactory operating results and experienced particular difficulties in building sales in the recent recessionary environment. The Company experienced some improvement in same store sales trends in the fourth quarter of 2009, with these trends continuing and strengthening during 2010.

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

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	July 4	June 28	July 4	June 28
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.4	31.2	31.9	31.3
Restaurant labor and related costs	34.5	35.5	33.8	34.4
Depreciation and amortization of restaurant property and equipment	4.1	4.8	4.0	4.6
Other operating expenses	22.5	23.5	22.1	22.8
Total restaurant operating expenses	93.4	94.9	91.9	93.1
General and administrative expenses	6.3	7.9	5.9	7.0
Operating income (loss)	0.3	(2.8)	2.2	(0.1)
Other income (expense):
Interest expense	(1.3)	(1.4)	(1.3)	(1.3)
Other, net	-	—	-	—
Total other expense	(1.3)	(1.3)	(1.2)	(1.3)
Income (loss) before income taxes	(1.0)	(4.1)	1.0	(1.4)
Income tax benefit	1.1	1.8	0.1	0.9
Net income (loss)	0.1%	(2.3)%	1.1%	(0.5)%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly sales per restaurant (1):
All restaurants	$84,800	$80,900	$87,500	$84,800
Percent change	4.8%		3.2%

Same store restaurants (2)	$84,700	$80,900	$88,000	$85,300
Percent change	4.7%		3.2%

(1)	The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at average weekly sales per restaurant. Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation. Average weekly same store sales per restaurant are computed in the same manner as described above except that sales and sales days used in the calculation include only those for restaurants open for more than 18 months. Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant or average weekly same store sales per restaurant.

(2)	Includes the 32 restaurants open for more than 18 months.

Net Sales

Net sales increased by $1,626,000, or 4.7%, in the second quarter of 2010 compared to the second quarter of 2009 as the result of an increase in average weekly sales per restaurant.  Average weekly same store sales per restaurant also increased by 4.7%.  Net sales increased by $2,286,000, or 3.1%, in the first half of 2010 compared to the first half of 2009.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 2.2% to $25.02 in the second quarter of 2010 from $24.47 in the second quarter of 2009 and by 1.5% to $25.13 for the first half of 2010 from to $24.75 for the first half of 2009.  Management estimates that average menu prices increased by approximately 1.3% and 0.9% in the second quarter and first six months of 2010, respectively, compared to the corresponding periods of 2009.  These price increase estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.  Management estimates that weekly average guest counts increased on a same store basis by approximately 2.6% and 1.9% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.

Management believes that the same store sales decreases experienced by the Company during 2008 and the first three quarters of 2009 were primarily due to a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing into and strengthening during 2010. While management is encouraged by these trends, there can be no assurance that they will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build sales back to or above pre-recession levels.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 93.4% of net sales in the second quarter of 2010 from 94.9% in the second quarter of 2009 and to 91.9% of net sales in the first half of 2010 from 93.1% of net sales in the first half of 2009 due primarily to the impact of higher sales and reduced depreciation and amortization of restaurant property and equipment in the 2010 periods.  Restaurant operating margins increased to 6.6% in the second quarter of 2010 from 5.1% in the comparable period of 2009 and to 8.1% in the first half of 2010 from 6.9% in the same period of 2009.

Cost of sales, which includes the cost of food and beverages, increased to 32.4% of net sales in the second quarter of 2010 from 31.2% of net sales in the corresponding period of 2009 and to 31.9% of net sales for the first half of 2010 from 31.3% of net sales in the first half of 2009 due primarily to higher prices paid by the Company for beef and certain other food commodities during the second quarter of 2010 which more than offset the effect of the higher menu prices noted above.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times in the past purchased beef under fixed price purchase agreements, it has purchased beef based on weekly market prices since early 2008. While management believes that purchasing beef at weekly market prices has generally been beneficial to the Company over the past two years, the average prices paid for beef in the second quarter of 2010 were higher than the average prices paid in the second quarter of 2009 and increased cost of sales by an estimated 0.6% of net sales in the second quarter of 2010 compared to the second quarter of the previous year.  The Company’s beef purchases remain subject to variable market conditions and there can be no assurance that the price of beef will not remain high or increase further in the future.  Management continually monitors the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs decreased to 34.5% of net sales in the second quarter of 2010 from 35.5% in the same period of 2009 and to 33.8% of net sales for the first half of 2010 compared to 34.4% for the corresponding period of 2009.  These improvements were due primarily to the effects of higher sales, improved labor efficiency in certain of the Company’s new restaurants opened in the last half of 2008, and modestly lower restaurant management staffing levels in the 2010 periods than in the same periods of 2009.

Depreciation and amortization of restaurant property and equipment decreased by $164,000 in the second quarter of 2010 and $306,000 for the first six months of 2010 compared to the corresponding periods of 2009 primarily because impairment charges recorded at the end of 2009 significantly lowered the depreciable basis for the assets of two restaurants.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 22.5% of net sales in the second quarter of 2010 from 23.5% of net sales in the second quarter of 2009 and to 22.1% of net sales for the first six months of 2010 from 22.8% in the comparable period of 2009 due primarily to the effect of higher sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $451,000 in the second quarter of 2010 and by $638,000 for the first six months of 2010 compared to the comparable periods of 2009 due primarily to charges included in the second quarter of 2009 related to litigation pending at that time.

Other Income (Expense)

There were no significant changes in interest expense or other income reported for the second quarter or first six months of 2010 compared to the corresponding periods of 2009.

Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date income or loss before income taxes.  Because the Company was unable as of the end of the first six months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first six months of 2010 were calculated based on the effective rate computed for that period.  In addition, in the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it has determined to implement in connection with accelerating certain tax deductions for the 2009 tax year.  The Company is currently evaluating additional tax strategies which it believes could further increase tax benefits receivable relative to the 2009 tax year; however, there is no assurance that such benefits will be available.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of July 4, 2010 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable, which amounts will include the effect of differences between book and taxable income.

The Company’s income tax provision for the first six months of 2009 was based on an estimated effective annual income tax rate of 65%, which differed from the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.

Outlook

           While management continues to expect that 2010 will be another challenging year for the Company, based on same store sales trends to date and its general outlook, management expects that same store sales comparisons for 2010 will be positive.  Although beef costs increased significantly in the second quarter of 2010 compared to the corresponding period of 2009 and the first quarter of 2010, management is implementing some very modest menu price increases to offset a portion of these increases and expects that food commodity prices in general will remain relatively stable during 2010.  The Company also believes it will continue to be able to improve the performance of certain of its newer restaurants in 2010 compared to 2009.  Based on these expectations, management believes that the Company’s operating results should improve measurably in 2010 over 2009.

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

Cash and cash equivalents at July 4, 2010 totaled $5,499,000 compared to $5,613,000 at the end of 2009.  Cash provided by operating activities in the first half of 2009 included the collection of a $1,145,000 contribution receivable from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. In addition, the Company is currently evaluating the implementation of certain tax strategies which could result in additional tax refunds related to the 2009 tax year.

The Company had a working capital deficit of $2,816,000 at July 4, 2010 compared to a deficit of $3,379,000 at January 3, 2010.  Management does not believe its working capital deficit impairs the overall financial condition of the Company.  Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

Management estimates that cash expenditures for capital assets in 2010 will be approximately $2,200,000, with most of these funds used for improvements and asset replacements in the Company’s restaurants.  Management does not currently plan to open any new restaurants in 2010 and is opting to be cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  Additionally, capital expenditures for new restaurants are currently prohibited by the Company’s bank loan agreement until the term loan outstanding under the agreement is repaid in full.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering that credit markets remain relatively tight.

In May of 2009, the Company entered into a bank loan agreement which provides two credit facilities.  The credit facilities consist of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  The credit facilities are secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

On April 2, 2010, the Company entered into an amendment to the loan agreement increasing the maximum adjusted debt to EBITDAR ratio allowed under the agreement to 5.25 to 1 for the first quarter of 2010 and 5.0 to 1 for the second quarter of 2010.  The allowed ratio was 4.5 to 1 for both the first and second quarters of 2010 under the original agreement.

Because the loan agreement includes an “Excess Cash Flow Recapture” provision which management believes will require early payment of the term loan in 2011 based on the Company’s expected performance for 2010, the entire balance of the loan of $2,611,000 has been classified as a current liability as of July 4, 2010.  Further based on its current and forecasted cash position, the Company currently plans to prepay the full balance of this loan during 2010.  No amounts were outstanding under the revolving line of credit at July 4, 2010, or subsequent to that time through August 17, 2010.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25 million, had an outstanding balance of $19,720,000 at July 4, 2010.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $21,743,000 at July 4, 2010.

The Company believes that cash and cash equivalents on hand at July 4, 2010 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2010.  However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company could need to make use of its revolving bank line of credit in the coming months.  The Company was in compliance with the financial covenants of its debt agreements as of July 4, 2010.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

          As of August 17, 2010, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

 CONTINGENT OBLIGATIONS

          From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of July 4, 2010, is as follows:

Wendy’s restaurants (16 leases)	$2,700,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	1,200,000
Total contingent liability related to assigned leases	$3,900,000

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

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest counts and maintain or increase sales and operating margins in its restaurants under weak economic conditions, which may continue indefinitely and which could worsen, potentially resulting in asset impairment charges and/or restaurant closures and charges associated therewith; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in business or economic conditions, including rising food costs and product shortages; the effect of higher minimum hourly wage requirements; the effect of higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations in quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; the potential impact of mandated food content labeling and disclosure legislation; expenses incurred if the Company is the subject of claims or litigation or increased governmental regulation; the impact associated with recently enacted federal health care reform legislation, including the operating costs necessary to comply with applicable health care benefit requirements; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the SEC and The NASDAQ Stock Market.  See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 for a description of a number of risks and uncertainties which could affect actual results.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

The Exhibit Index on page 20 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION
Date: August 18, 2010	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2010	/s/ R. Gregory Lewis
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