Form 10-Q
period 2010-10-03
ALEXANDERS J CORP
filed 2010-11-17
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 3, 2010

or

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

As of November 16, 2010, 5,962,482 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	October 3	January 3
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,532	$5,613
Income taxes receivable	3,600	839
Accounts and notes receivable	2,110	2,574
Inventories	1,194	1,293
Prepaid expenses and other current assets	2,001	1,496
TOTAL CURRENT ASSETS	10,437	11,815

OTHER ASSETS	1,714	1,601

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $60,202 and $56,220 at October 3, 2010 and January 3, 2010, respectively	75,299	77,914

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $869 and $787 at October 3, 2010 and January 3, 2010, respectively	537	659
	$88,139	$92,141

	October 3	January 3
	2010	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,833	$5,961
Accrued expenses and other current liabilities	5,191	5,860
Unearned revenue	1,079	1,752
Current portion of long-term debt and obligations under capital leases	937	1,621
TOTAL CURRENT LIABILITIES	11,040	15,194

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	18,748	21,796

OTHER LONG-TERM LIABILITIES	10,455	9,903

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,962,482 and 5,946,757 shares at October 3, 2010 and January 3, 2010, respectively	298	297
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,046	33,700
Retained earnings	13,552	11,251
TOTAL STOCKHOLDERS’ EQUITY	47,896	45,248
Commitments and Contingencies
	$88,139	$92,141

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2010	2009	2010	2009
Net sales	$35,164	$32,423	$110,225	$105,198
Costs and expenses:
Cost of sales	11,357	10,286	35,332	33,075
Restaurant labor and related costs	12,375	12,205	37,726	37,254
Depreciation and amortization of restaurant property and equipment	1,469	1,636	4,488	4,961
Other operating expenses	8,200	7,949	24,819	24,547
Total restaurant operating expenses	33,401	32,076	102,365	99,837
General and administrative expenses	2,291	2,477	6,730	7,554
Operating income (loss)	(528)	(2,130)	1,130	(2,193)
Other income (expense):
Interest expense	(465)	(491)	(1,432)	(1,447)
Other, net	(19)	13	14	48
Total other expense	(484)	(478)	(1,418)	(1,399)
Loss before income taxes	(1,012)	(2,608)	(288)	(3,592)
Income tax benefit	2,490	1,289	2,589	1,929
Net income (loss)	$1,478	$(1,319)	$2,301	$(1,663)

Basic earnings (loss) per share	$.25	$(.22)	$.39	$(.26)
Diluted earnings (loss) per share	$.25	$(.22)	$.38	$(.26)

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	October 3	September 27
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,301	$(1,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,531	5,005
Share-based compensation expense	316	282
Other	221	171
Changes in assets and liabilities:
Accounts and notes receivable	464	1,411
Income taxes receivable	(2,761)	61
Prepaid expenses and other current assets	(505)	(2,092)
Accounts payable	(551)	(99)
Accrued expenses and other current liabilities	(669)	1,457
Other, net	60	37
Net cash provided by operating activities	3,407	4,570

Cash flows from investing activities:
Purchase of property and equipment	(1,785)	(2,096)
Other investing activities	(73)	(74)
Net cash used in investing activities	(1,858)	(2,170)

Cash flows from financing activities:
Proceeds under bank line of credit agreement	-	200
Payments under bank line of credit agreement	-	(200)
Proceeds from long-term borrowings	-	3,000
Payments on debt and obligations under capital leases	(3,732)	(653)
Decrease in bank overdraft	(1,929)	(2,523)
Purchase of stock	-	(3,005)
Payment of financing transaction costs	-	(134)
Exercise of stock options	31	—
Net cash used in financing activities	(5,630)	(3,315)

Decrease in cash and cash equivalents	(4,081)	(915)

Cash and cash equivalents at beginning of period	5,613	2,505

Cash and cash equivalents at end of period	$1,532	$1,590

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$219	$558810610
Property and equipment obligations accrued at end of period	$571	$243

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 3, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2011. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Net income (loss) and comprehensive income (loss) are the same for all periods presented.

Note B — Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
(In thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$1,478	$(1,319)	$2,301	$(1,663)
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,960	5,947	5,953	6,373
Effect of dilutive securities	31	—	37	—
Adjusted weighted average shares (denominator for diluted earnings per share)	5,991	5,947	5,990	6,373

Basic earnings (loss) per share	$.25	$(.22)	$.39	$(.26)
Diluted earnings (loss) per share	$.25	$(.22)	$.38	$(.26)

The calculations of diluted earnings (loss) per share exclude stock options for the purchase of 718,000 and 1,013,875 shares of the Company’s common stock for the quarters ended October 3, 2010 and September 27, 2009, respectively, because the effect of their inclusion would be anti-dilutive. Anti-dilutive options to purchase 714,000 and 1,013,875 shares of common stock were excluded from the diluted earnings (loss) per share calculations for the nine months ended October 3, 2010 and September 27, 2009, respectively.  Subsequent to October 3, 2010, 50,500 options to purchase common stock at market prices ranging from $4.45 to $4.59 were issued to selected management employees.  In addition, on October 29, 2010, the Company entered into Stock Option Cancellation Agreements with certain other members of management pursuant to which a total of 217,500 options, with exercise prices ranging from $13.09 to $15.00 per share, were surrendered and cancelled.

Note C – Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date income or loss before income taxes.  Because the Company was unable as of the end of the first nine months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first nine months of 2010 were calculated based on the effective rate computed for that period.  In addition, during the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it had determined would be implemented in connection with accelerating certain tax deductions for the 2009 tax year.  During the third quarter of 2010 the Company recorded additional tax benefits of approximately $2.1 million related to other tax strategies that were implemented during that period prior to the filing of the 2009 federal tax return.  The tax benefits recognized in the third quarter of 2010 included additional depreciation deductions based on an asset cost segregation study completed during the quarter.  The Company has filed for a refund of approximately $2.9 million from the U.S. Treasury related to tax losses generated in fiscal 2009 and carried back to previous years in which the Company paid federal taxes.  This amount is reflected in income taxes receivable on the Company’s balance sheet as of October 3, 2010.

In evaluating the Company’s ability to recover its deferred income tax assets as of year end 2009, management considered available positive and negative evidence including particularly future projected taxable income, the expiration dates of tax credit carryforwards and recent pre-tax losses.  Because the pre-tax losses, which included a significant loss for 2009 and which also resulted in a three-year cumulative pre-tax loss, are objectively determined, they were considered to be negative evidence which was given more weight than the positive evidence which was considered.  Based primarily on such losses, the Company concluded in the fourth quarter of 2009 that a valuation allowance was needed for substantially all of its deferred tax assets and has maintained such a valuation allowance throughout the first nine months of 2010. As long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable, which amounts will include the effect of differences between book and taxable income.

The Company’s income tax provision for the first nine months of 2009 was based on an estimated effective annual income tax rate of 53.7%, which differed from the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.

The Company has been notified that its federal income tax returns for fiscal years 2008 and 2009 have been selected for an examination by the Internal Revenue Service which is scheduled to commence during the fourth quarter of 2010.

Note D — Loan Agreement

In May of 2009, the Company entered into a bank loan agreement which provided for two credit facilities.  The credit facilities consisted of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  On October 1, 2010 the Company paid off the balance of approximately $2.4 million which was outstanding on the term loan. The remaining revolving line of credit is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

No amounts were outstanding under the revolving line of credit at October 3, 2010, or subsequent to that time through November 16, 2010.

Note E – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to six years.  The total estimated amount of lease payments remaining on these ten leases at October 3, 2010, was approximately $1.8 million.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these 12 leases at October 3, 2010, was approximately $1.1 million.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases as of October 3, 2010, was approximately $700,000.

The Company is from time to time subject to routine litigation incidental to its business.  The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note F — Fair Value Measurements

At October 3, 2010 and January 3, 2010, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $19,490,000 and $17,918,000, respectively, at October 3, 2010 compared to $20,253,000 and $19,005,000, respectively, at January 3, 2010.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the third quarter of fiscal 2010. In the fourth quarter of 2009, long-lived assets held and used associated with two restaurants were written down to their estimated fair value using significant unobservable inputs.

Note G – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU was effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of ASU 2010-06 at the beginning of fiscal 2010 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the quarter ended October 3, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At October 3, 2010, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods. In addition, the Company’s restaurants which opened in late 2007 and 2008 have experienced particular difficulties in building sales in the recent recessionary environment and are having a significant negative impact on the Company’s profitability. The Company experienced some improvement in same store sales trends in the fourth quarter of 2009, with these trends continuing and strengthening during 2010.

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

Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors.  The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases which the Company experiences in labor and related costs and other operating expenses, but attempts to balance these increases with the goal of providing reasonable value to the Company’s guests.  Management believes that restaurant operating margin, which is net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by the level of sales achieved, menu offering and pricing strategies, and the management and control of restaurant operating expenses in relation to net sales.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation, and the Company’s newer restaurants have experienced losses for considerably longer periods.  The Company opened two new restaurants in the fourth quarter of 2007, one new restaurant in the third quarter of 2008 and two new restaurants in the fourth quarter of 2008.  No new restaurants were opened in 2009 and none are scheduled for 2010 or currently planned for 2011.

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	October 3	September 27	October 3	September 27
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.3	31.7	32.1	31.4
Restaurant labor and related costs	35.2	37.6	34.2	35.4
Depreciation and amortization of restaurant property and equipment	4.2	5.0	4.1	4.7
Other operating expenses	23.3	24.5	22.5	23.3
Total restaurant operating expenses	95.0	98.9	92.9	94.9
General and administrative expenses	6.5	7.6	6.1	7.2
Operating (loss) income	(1.5)	(6.6)	1.0	(2.1)
Other income (expense):
Interest expense	(1.3)	(1.5)	(1.3)	(1.4)
Other, net	(0.1)	—	—	—
Total other expense	(1.4)	(1.5)	(1.3)	(1.3)
Loss before income taxes	(2.9)	(8.0)	(0.3)	(3.4)
Income tax benefit	7.1	4.0	2.3	1.8
Net income (loss)	4.2%	(4.1)%	2.1%	(1.6)%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly sales per restaurant (1):
All restaurants	$82,000	$75,500	$85,700	$81,700
Percent change	8.6%		4.9%

Same store restaurants (2)	$82,000	$75,500	$85,900	$81,900
Percent change	8.6%		4.9%

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

(2)	All of the Company’s restaurants were included in the same store sales base as of the beginning of the third quarter of 2010.

Net Sales

Net sales increased by $2,741,000, or 8.5%, in the third quarter of 2010 compared to the third quarter of 2009 as the result of an increase in average weekly sales per restaurant.  Net sales increased by $5,027,000, or 4.8%, in the first nine months of 2010 compared to the first nine months of 2009.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 4.0% to $25.23 in the third quarter of 2010 from $24.27 in the third quarter of 2009 and by 2.3% to $25.16 for the first nine months of 2010 from $24.60 for the first nine months of 2009.  Management estimates that average menu prices increased by approximately 2.7% and 1.5% in the third quarter and first nine months of 2010, respectively, compared to the corresponding periods of 2009.  These price increase estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.  Management estimates that weekly average guest counts increased on a same store basis by approximately 3.9% and 2.5% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.

Management believes that the Company’s same store sales during 2008 and the first three quarters of 2009 were negatively affected by a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing into and strengthening during 2010. While management is encouraged by these trends, there can be no assurance that they will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build average sales per restaurant back to or above pre-recession levels.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 95.0% of net sales in the third quarter of 2010 from 98.9% in the third quarter of 2009 and to 92.9% of net sales in the first nine months of 2010 from 94.9% of net sales in the first nine months of 2009 due primarily to the impact of higher sales, and to a lesser extent reduced depreciation and amortization of restaurant property and equipment in the 2010 periods, which more than offset higher cost of sales.  Restaurant operating margins increased to 5.0% in the third quarter of 2010 from 1.1% in the comparable period of 2009 and to 7.1% in the first nine months of 2010 from 5.1% in the same period of 2009.

Cost of sales, which includes the cost of food and beverages, increased to 32.3% of net sales in the third quarter of 2010 from 31.7% of net sales in the corresponding period of 2009 and to 32.1% of net sales for the first nine months of 2010 from 31.4% of net sales in the first nine months of 2009.  These increases were due primarily to higher prices paid by the Company for beef and certain other food commodities which more than offset the effect of the higher menu prices noted above.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times in the past purchased beef under fixed price purchase agreements, it has purchased beef based on weekly market prices since early 2008. While management believes that purchasing beef at weekly market prices has generally been beneficial to the Company since that time, the average prices paid for beef in the third quarter of 2010 were higher than the average prices paid in the third quarter of 2009 and increased cost of sales by an estimated 0.3% of net sales in the third quarter of 2010 compared to the third quarter of the previous year.  The Company’s beef purchases remain subject to variable market conditions and there can be no assurance that the price of beef will not remain high or increase further in the future.  Management continually monitors the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs decreased to 35.2% of net sales in the third quarter of 2010 from 37.6% in the same period of 2009 and to 34.2% of net sales for the first nine months of 2010 compared to 35.4% for the corresponding period of 2009.  These improvements were due primarily to the effects of higher sales, improved labor efficiency in certain of the Company’s newer restaurants opened in 2007 and 2008, and modestly lower restaurant management staffing levels in the 2010 periods than in the same periods of 2009.

Depreciation and amortization of restaurant property and equipment decreased by $167,000 in the third quarter of 2010 and $473,000 for the first nine months of 2010 compared to the corresponding periods of 2009 primarily because impairment charges recorded at the end of 2009 significantly lowered the depreciable basis for the assets of two restaurants.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 23.3% of net sales in the third quarter of 2010 from 24.5% of net sales in the third quarter of 2009 and to 22.5% of net sales for the first nine months of 2010 from 23.3% in the comparable period of 2009 due primarily to the effect of higher sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $186,000 in the third quarter of 2010 and by $824,000 for the first nine months of 2010 compared to the comparable periods of 2009.  For the third quarter of 2010, lower salary and training costs combined with reductions in certain other expenses more than offset professional fees related to tax advisory services which were incurred in the quarter.  For the first nine months of 2010, lower salary and training costs combined with the effect of charges included in the second quarter of 2009 related to litigation pending at that time more than offset increases in tax advisory service fees and severance costs incurred in the 2010 period in connection with changes in management personnel.

Other Income (Expense)

There were no significant changes in interest expense or other income reported for the third quarter or first nine months of 2010 compared to the corresponding periods of 2009.

Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date income or loss before income taxes.  Because the Company was unable as of the end of the first nine months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first nine months of 2010 were calculated based on the effective rate computed for that period.  In addition, the Company recorded income tax benefits of approximately $500,000 and $2,100,000 in the second and third quarters of 2010, respectively, related to tax strategies which it implemented to accelerate certain tax deductions for the 2009 tax year.  The additional deductions increased the federal net operating loss for the 2009 tax year and the net operating loss carryback available to offset taxable income in previous years.  The tax benefits recognized in the third quarter of 2010 included additional depreciation deductions based on an asset cost segregation study completed during the quarter.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of October 3, 2010 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable, which amounts will include the effect of differences between book and taxable income.

The Company’s income tax provision for the first nine months of 2009 was based on an estimated effective annual income tax rate of 53.7%, which differed from the statutory federal rate of 34% due primarily to the effect of FICA tip tax credits, with the benefit of those credits being partially offset by the effect of state income taxes.

Outlook

Based on sales trends for the fourth quarter to date and its general outlook, management expects that the Company will achieve solid sales increases and improvements in operating results in the fourth quarter of 2010 compared to the fourth quarter of 2009.  Although beef costs are expected to increase in the fourth quarter of 2010 compared to the corresponding period of 2009 and the third quarter of 2010, management implemented some modest menu price increases during the third quarter of 2010 which are expected to offset a portion of these increases.  Management is considering additional menu price increases in selected markets during the fourth quarter as well.  The Company also believes it will be able to continue to improve the performance of certain of its newer restaurants in 2010 compared to 2009, but is not certain when these restaurants will reach profitability.  Based on lower interest rate trends during 2010 the Company expects to record in the fourth quarter of 2010 a non-cash charge to general and administrative expenses and an increase in the deferred compensation obligation related to vested retirement benefits payable under the Company’s executive salary continuation agreements.  A similar charge was included in the fourth quarter of 2009.

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

Cash and cash equivalents at October 3, 2010 totaled $1,532,000 compared to $5,613,000 at the end of 2009.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities.  Cash provided by operating activities in the first nine months of 2009 included a $1,145,000 reimbursement from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results. In addition, the Company has recorded $3,600,000 of income tax refunds receivable, a substantial portion of which it expects to receive in the fourth quarter of 2010.

The Company had a working capital deficit of $603,000 at October 3, 2010 compared to a deficit of $3,379,000 at January 3, 2010.  Management does not believe its working capital deficit impairs the overall financial condition of the Company.  Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

Management estimates that cash expenditures for capital assets in 2010 will be approximately $2.7 million, of which approximately $1.0 million will be incurred during the fourth quarter, with most of these funds used for improvements and asset replacements in the Company’s restaurants.  Management does not plan to open any new restaurants in 2010 or 2011 and is opting to be cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all, especially considering that credit markets remain relatively tight.

In May of 2009, the Company entered into a bank loan agreement which provided two credit facilities, including a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes and, prior to its repayment in October 2010, a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  During the third quarter of 2010, the Company prepaid the balance of $2.4 million outstanding on the term loan using a portion of the Company’s cash and cash equivalents on hand.  The revolving line of credit remains in place on the same terms as were in effect prior to prepayment of the term loan and is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25 million, had an outstanding balance of $19,490,000 at October 3, 2010.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,351,000 at October 3, 2010.

The Company believes that cash and cash equivalents on hand at October 3, 2010 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for the remainder of 2010 as well as 2011.  However, depending on the Company’s future operating results, cash flow generated from operations and other factors, it is possible that the Company could need to make use of its revolving bank line of credit in the coming months.  The Company was in compliance with the financial covenants of its debt agreements as of October 3, 2010.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

          As of November 16, 2010, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

 CONTINGENT OBLIGATIONS

          From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of October 3, 2010, is as follows:

Wendy’s restaurants (16 leases)	$2,500,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	1,100,000
Total contingent liability related to assigned leases	$3,600,000

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

J. ALEXANDER’S CORPORATION

Date: November 17, 2010	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2010	/s/ R. Gregory Lewis
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