Form 10-K
period 2011-01-02
ALEXANDERS J CORP
filed 2011-04-04
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended January 2, 2011.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                      .

Commission file number 1-8766

J. ALEXANDER’S CORPORATION
(Exact name of Registrant as specified in its charter)

Tennessee	62-0854056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 24300
3401 West End Avenue, Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 269-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which registered:
Common stock, par value $.05 per share, with associated Series A junior preferred stock purchase rights.	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on The NASDAQ Stock Market LLC (“NASDAQ Stock Market”) of such stock as of July 2, 2010, the last business day of the Company’s most recently completed second fiscal quarter, was $25,099,897, assuming solely for this purpose that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.

The number of shares of the Company’s Common Stock, $.05 par value, outstanding at April 1, 2011, was 5,985,453.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 24, 2011 are incorporated by reference into Part III hereof.

PART I

Item 1. Business

J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of January 2, 2011, operated as a proprietary concept 33 J. Alexander’s full-service, casual dining restaurants located in Alabama, Arizona, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $10.00 to $31.00. The Company estimates that the average check per customer for fiscal 2010, including alcoholic beverages, was $25.39. J. Alexander’s net sales during fiscal 2010 were $149.0 million, of which alcoholic beverage sales accounted for 17.0%.

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

Guest Service. Management believes that prompt, courteous and efficient service is an integral part of the J. Alexander’s concept. The management staff of each restaurant are referred to as “coaches” and the other employees as “champions”. The Company seeks to hire coaches who are committed to the principle that quality products and service are key factors to success in the restaurant industry. Each J. Alexander’s restaurant typically employs three to five fully-trained concept coaches and one or two kitchen coaches. Many of the coaches have previous experience in full-service restaurants and all complete an intensive J. Alexander’s development program, generally lasting for 19 weeks, involving all aspects of restaurant operations.

Each J. Alexander’s restaurant employs approximately 30 to 50 service personnel, 20 to 25 kitchen employees, 8 to 10 hosts or hostesses and six to eight pubkeeps. The Company places significant emphasis on its initial training program. Management believes J. Alexander’s restaurants have a low table to server ratio compared to many other casual dining restaurants, which allows its servers to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary food in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company’s standards. Further, all members of the service staff are trained to know the Company’s product specifications and to alert management of any potential problems.

Quality Assurance. A key position in each J. Alexander’s restaurant is the quality control coordinator. This position is staffed by a coach who inspects each plate of food before it is served to a guest. The Company believes that this product inspection by a member of management is a significant factor in maintaining consistent, high food quality in its restaurants.

Another important component of the quality assurance system is the preparation of taste plates. Certain menu items are taste-tested daily by a coach to ensure that only the highest quality, properly prepared food meeting the Company’s specifications is served in the restaurant. The Company also uses a service evaluation program to monitor service staff performance, food quality and guest satisfaction.

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

Management currently estimates that cash expenditures for improvements and asset replacements related to the Company’s restaurants in 2011 will be approximately $3.5 million.  Also, significant additions and improvements to two of the Company’s older restaurants are currently being evaluated and the final decisions made with respect to those projects could increase this estimate later during the year.  Management does not plan to open any new restaurants in 2011 and is opting to remain cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  Excluding the cost of land acquisition and before any landlord tenant improvement allowances, the Company estimates that the cash investment for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant is currently approximately $4.5 to $5.0 million, although costs could be much higher in certain locations. The Company has generally preferred to own its sites because of the long-term value of real estate ownership. However, because the Company’s development strategy has for some time focused on markets with high population densities and household incomes, it has become increasingly difficult to locate sites that are available for purchase and the Company has leased the sites for all but two of its 15 restaurants opened since 1997 and has not purchased a restaurant site since 2002. Management anticipates that the cost of future sites, when and if purchased, will range from $1.5 to $2.5 million, and could exceed this range for exceptional properties.

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

 Information Systems. The Company utilizes a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of the Company’s restaurants utilize touch screen point-of-sale and electronic gift card systems, and also employ a theoretical food costing program. The Company utilizes its management information systems to develop pricing strategies, identify food cost issues, monitor new product acceptance and evaluate restaurant-level productivity. The Company expects to continue to develop its management information systems to assist management in analyzing business issues and to improve efficiency.

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

PERSONNEL

As of January 2, 2011, the Company employed approximately 2,750 persons, including 34 on the corporate staff. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

GOVERNMENT REGULATION

Each of the Company’s restaurants is subject to numerous federal, state and local laws, regulations and administrative practices relating to the sale of food and alcoholic beverages, and sanitation, fire and building codes. Restaurant operating costs are also affected by other governmental actions that are beyond the Company’s control, which may include increases in the minimum hourly wage requirements, workers’ compensation insurance rates, unemployment and other taxes, required health insurance and other benefits, and legislation requiring restaurants to provide specific nutritional information on their menus. Restaurant operating costs may also be affected by federal government actions related to energy policies, particularly those affecting the price of petroleum products and development of alternative fuel sources such as ethanol. In addition, difficulties or failures in obtaining any required governmental licenses or approvals could delay or prevent the opening of a new restaurant.

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

The Americans with Disabilities Act (“ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations and employment in 1992. Construction and remodeling projects completed by the Company since January 1992 have taken into account the requirements of the ADA. While no further expenditures relating to ADA compliance in existing restaurants are anticipated, the Company could be required to further modify its restaurant facilities to comply with the provisions of the ADA.

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

Name and Age	Background Information
R. Gregory Lewis, 58	Chief Financial Officer since July 1986; Vice-President of Finance and Secretary since August 1984.

J. Michael Moore, 51
Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 48	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 64	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

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

Changes in food costs and the Company's response to them could negatively impact the Company’s net sales and results of operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings.

The Company's management is quite concerned about the possible impact of increases in food commodity costs, which the Company is currently experiencing and which are expected to continue during 2011. The Company estimates that food input costs for the first quarter of 2011 will be approximately 8% higher than in the first quarter of 2010, with a portion of these increases driven by significant increases in produce prices which are expected to moderate somewhat in the near future. The effects of food cost increases during 2011 could continue to be significant and management expects that it will need to consider increasing menu prices or making other menu revisions in order to offset some portion of the impact of cost increases. However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times entered into fixed price purchase agreements for beef, it has purchased beef at weekly market prices since early 2008.  Management believes that purchasing beef at weekly prices has generally been beneficial to the Company since that time.  However, prices paid for beef were higher in 2010 than in 2009 and the effect of the higher prices increased cost of sales by an estimated 0.3% of net sales for the year.  Prices paid for beef in 2011 to date have also been higher than prices paid during the comparable period of 2010 and there are a number of indications that prices for beef will continue to increase during 2011.  Management will continue to monitor the beef market and if it believes it would be to the Company’s advantage to enter into a fixed priced price purchasing agreement, it will consider doing so at that time.

Additional factors beyond the Company’s control, including adverse weather and market conditions, disease and governmental food safety regulation and enforcement, may also affect food costs and product availability. The Company may not be able to anticipate and react to changing food costs or product availability issues through its purchasing practices and menu price or menu offering adjustments in the future, and failure to do so could negatively impact the Company’s net sales and results of operations.

Economic conditions may continue to affect consumer spending and the Company’s business and operating results.  The poor economic conditions that began in 2007 affected the Company’s business significantly over the last three years.  Although the U.S. economy and the Company’s sales results have generally shown improvement since the end of the recent recession, management believes the U.S. economy, which is affected by numerous national and global factors, remains weak in several respects and that its future performance remains uncertain.  A sluggish economic recovery or a renewed downturn resulting in continued lack of consumer confidence and weakness in consumer spending, as well as the impact of higher gasoline prices which could decrease consumer discretionary income that would otherwise have been available for other purposes, could have an adverse impact on the Company’s revenues and results of operations, and could potentially result in the Company recording additional asset impairment charges and/or restaurant closures and charges associated therewith in the future.  Additionally, management believes there is a risk that if weak economic conditions persist for an extended period of time or if conditions worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

The Company faces challenges in opening new restaurants. The success of new restaurants opened by the Company may be affected by many factors including the economic environment, competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s.  As a result, sales generated by new restaurants may be lower than those for restaurants operated in other areas and costs incurred in their opening and operation may be greater.  It has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity.  In addition, the Company’s newer restaurants opened in 2007 and 2008 have required longer periods than the Company typically expects to build sales and have incurred significant operating losses.  Management believes this is due primarily to the effect of weak economic conditions over the past three years.  A significant asset impairment charge was taken for one of these restaurants in 2009.  If significant operating losses persist in the remaining restaurants, additional impairment charges could be required.   The Company’s continued long-term growth depends in part on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company may open restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. At January 2, 2011, the Company operated 33 J. Alexander’s restaurants. Management does not currently plan to open any new restaurants in 2011 and is opting to be cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  Because of the Company’s relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to the Company’s consolidated results of operations than would be the case in a restaurant company with a greater number of restaurants.

Expanding the Company’s restaurant base by opening new restaurants in existing markets could reduce the business of its existing restaurants. The Company may open restaurants in markets in which it already has existing restaurants. The Company may be unable to attract enough guests to the new restaurants for them to operate at a profit. Even if enough guests are attracted to the new restaurants for them to operate at a profit, those guests may be former guests of one of the Company’s existing restaurants in that market and the opening of new restaurants in the existing market could reduce the net sales of its existing restaurants in that market.

Nutrition and health concerns could have an adverse effect on the Company. Nutrition and health concerns are receiving increased attention from the media and government as well as from the health and academic communities. Food served by restaurants has sometimes been suggested as the cause of obesity and related health disorders. In response to these concerns, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) will require restaurants with 20 or more locations operating under the same trade name to publish calorie counts and other information on its menus and to make more detailed nutritional information available to its guests upon request. The Company is presently unable to predict the impact of these laws on its business.

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

In addition, the Health Reform Law may significantly impact the Company’s health care benefits costs.  Employers with more than fifty full-time employees that fail to offer affordable health coverage will be subject to financial penalties that are calculated per full-time employee beginning in 2014.  However, the Health Reform Law is currently subject to a number of court challenges, and Congress is considering bills that would repeal or revise the law.  The outcome of these court challenges and legislative efforts is unclear.  Any penalties incurred or significant increases in operating costs necessary to comply with the health care benefit requirements of the Health Reform Law could adversely impact the Company’s operating results.

The Company faces intense competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Some of the Company’s competitors have been in existence for a substantially longer period than the Company and may be better established in markets where the Company’s restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, the Company places a high priority on maintaining the competitive positioning of its restaurants including the image and condition of its restaurant facilities, which could result in significant capital expenditures in the future for remodeling and updating. The Company’s inability to compete successfully with other restaurants in new or existing markets could prevent it from increasing or sustaining revenues and profitability and could have a material adverse effect on its business, results of operations and financial condition.

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

Failure to maintain the Company’s debt covenants could have a material adverse effect on its liquidity and financial condition. The Company is the borrower under a loan agreement that provides for a $5.0 million bank line of credit facility as of January 2, 2011. The line of credit facility will expire May 22, 2012. The Company also has a mortgage loan outstanding in the amount of $19.3 million as of January 2, 2011, which is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022 and which is secured by certain real estate owned by a wholly-owned subsidiary of the Company.  The Company was in compliance with all financial covenants required by the debt agreements at January 2, 2011. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

Litigation could have a material adverse effect on the Company’s business. From time to time, the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage or other discrimination, violation of various labor laws, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to employee or guest claims, including class actions, that resulted in the payment of substantial damages by the defendants. There can be no assurance that the Company will not incur substantial damages and expenses resulting from claims of this nature, including class actions, even if it is not at fault. From time to time, the Company is also included in lawsuits with respect to infringement of, or challenges to, its registered trademarks.  Any claims may damage the reputation of the Company and may be expensive to defend and could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, certain of the Company’s tax returns are subject to audit by the Internal Revenue Service and various state tax authorities. Such audits could result in disputes regarding tax matters that could lead to litigation that would be costly to defend or could result in payment of additional taxes which could affect the Company’s results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of January 2, 2011, the Company had 33 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:

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

Item 3. Legal Proceedings

As of April 1, 2011, the Company was not a party to any pending legal proceedings considered material to its business.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Corporation is listed on the NASDAQ Stock Market under the symbol JAX. The approximate number of record holders of the Company’s common stock at April 1, 2011, was 1,350. The following table summarizes the price range of the Company’s common stock for each quarter of 2010 and 2009, as reported from price quotations from the NASDAQ Stock Market:

2010:	Low	High
1st Quarter	$3.30	$4.92
2nd Quarter	$4.06	$5.56
3rd Quarter	$3.73	$5.03
4th Quarter	$4.10	$5.55

2009:	Low	High
1st Quarter	$2.00	$3.26
2nd Quarter	$2.51	$5.99
3rd Quarter	$4.04	$4.98
4th Quarter	$3.47	$4.90

The Company has not paid a dividend on its common stock since January of 2008. Payment of dividends is currently prohibited by the terms of the Company’s bank loan agreement.

While the Company believes the Company’s Employee Stock Ownership Plan (the “ESOP”) and its independent trustee act independently of the Company and that the ESOP is not an “affiliated purchaser” of the Company pursuant to applicable SEC rules and regulations, the following disclosure regarding the ESOP’s purchase of the Company’s stock is made in the event that the ESOP is deemed to be an “affiliated purchaser” of the Company.  The following table provides information relating to the ESOP’s purchase of common stock for the fourth quarter of 2010.

(d) Maximum
			(c) Total	Number
			Number of	(or Approximate)
			Shares	Dollar Value) of
			(or Units)	Shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased 1	per Share	Programs	(in thousands) 2

October 2010	—	$—	—	N/A

November 2010	3,400	5.16	3,400	N/A

December 2010	7,158	5.23	7,158	N/A

1 All purchases were made through open market transactions.

2 The ESOP may make additional purchases in the future in connection with the administration of the ESOP.

Equity Compensation Plan Information

Information about the Company’s equity compensation plans at January 2, 2011 was as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	831,500	$6.95	305,666
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	831,500	$6.95	305,666

(1) Includes 230,119 shares available to be issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and 75,547 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note H for more information on these plans.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the years in the five-year period ended January 2, 2011:

	Years Ended
	January 2		January 3		December 28	December 30	December 31
(Dollars in thousands, except per share data)	2011		2010 2		2008	2007	2006
Operations
Net sales	$149,018		$144,194		$139,755	$141,268	$137,658
Pre-opening expense	—		—		1,626	939	—
Income (loss) before income taxes	444		(8,236	) 3	(912)	5,694	6,185
Net income (loss)	2,796	1	(15,338	) 4	105	4,554	4,717
Depreciation and amortization	6,117		6,934		6,101	5,482	5,391
Cash flows provided by operations	12,255		7,323		6,680	9,198	10,862
Cash flows used in investing activities	(2,828)		(2,665)		(14,319)	(11,961)	(3,758)
Cash flows used in financing activities	(6,438)		(1,550)		(1,181)	(600)	(616)
Purchase of property and equipment	2,755		2,581		14,248	11,876	3,632

Financial Position (end of period)
Cash and cash equivalents	$8,602		$5,613		$2,505	$11,325	$14,688
Property and equipment, net	74,699		77,914		86,547	78,551	71,815
Total assets	90,951		92,141		105,569	104,463	99,414
Long-term debt and obligations under capital leases
(excluding current portion)	18,479		21,796		20,401	21,349	22,304
Deferred compensation obligations	3,493		3,002		2,447	1,823	1,622
Deferred rent obligations and other deferred credits	7,378		6,901		6,307	4,608	3,931
Stockholders’ equity	48,530		45,248		63,396	62,581	57,830

Per Share Data
Basic earnings (loss) per share	$.47		$(2.45)		$.02	$.69	$.72
Diluted earnings (loss) per share	47		(2.45)		.02	.65	.69
Dividends declared per share	—		—		—	.10	.10
Stockholders’ equity	8.13		7.61		9.39	9.40	8.80
Market price at year-end	5.25		3.71		2.01	9.95	8.91

J. Alexander’s Restaurant Data
Average annual net sales per restaurant 5	$4,514		$4,280		$4,566	$4,971	$4,909
Restaurants open at year-end	33		33		33	30	28

1 Includes an income tax benefit of $2,580 as a result of the impact of tax strategies implemented by the Company during 2010 to accelerate certain tax deductions for the
2009 tax year, resulting in an increase in the federal net operating loss for 2009 available for carryback to offset taxable income in previous years.
2 Includes 53 weeks of operations, compared to 52 weeks for all other years presented.
3 Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation.
4 Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation and a $7,405 adjustment to increase the Company’s beginning of the year valuation allowance for net deferred tax assets in accordance with Accounting Standards Codification Topic 740, “Income Taxes”.
5 Represents average weekly net sales per restaurant multiplied by 52 weeks for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At January 2, 2011, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.  The Company’s 2009 fiscal year included 53 weeks compared to 52 weeks for both 2010 and 2008.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods.  In addition, the Company’s restaurants which opened in late 2007 and 2008 have experienced particular difficulties in building sales and are having a significant negative impact on the Company’s profitability.  Same store sales were positive in the fourth quarter of 2009 and strengthened further during 2010.

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

The restaurant industry is also characterized by high capital investment for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  Management continues to believe that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s restaurants over time.

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

Other key indicators which can be used to evaluate and understand the Company’s restaurant operations include cost of sales, restaurant labor and related costs and other operating expenses, with a focus on these expenses as a percentage of net sales. Since the Company uses primarily fresh ingredients for food preparation, the cost of food commodities can vary significantly from time to time due to a number of factors.  The Company generally expects to increase menu prices in order to offset the increase in the cost of food products as well as increases in labor and related costs and other operating expenses, but attempts to balance these increases with the goals of providing reasonable value to the Company’s guests.  Management believes that restaurant operating margin, which is net sales less total restaurant operating expenses expressed as a percentage of net sales, is an important indicator of the Company’s success in managing its restaurant operations because it is affected by the level of sales achieved, menu offering and pricing strategies, and the management and control of restaurant operating expenses in relation to net sales.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.  Some of the Company’s restaurants, including its newer ones, have experienced losses for considerably longer periods.  The Company opened two new restaurants in 2007 and three new restaurants in 2008.  No new restaurants were opened in 2009 or 2010 and none are planned for 2011.

As further discussed below, the Company recorded a significant income tax benefit in 2010 primarily as the result of additional depreciation deductions taken based on an asset cost segregation study performed by the Company during the year.  The Company’s results for 2009 were significantly impacted by adjustments made in connection with the preparation of its financial statements for fiscal year 2009, including non-cash asset impairment charges of $3,889,000 and an increase of $7,405,000 in the Company’s beginning of the year valuation allowance for net deferred tax assets.

The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.3	31.7	32.2
Restaurant labor and related costs	33.9	35.2	33.3
Depreciation and amortization of restaurant property and equipment	4.0	4.7	4.2
Other operating expenses	22.2	23.1	21.4
Total restaurant operating expenses	92.3	94.7	91.2
General and administrative expenses	6.2	7.0	7.2
Asset impairment charges	—	2.7	—
Pre-opening expense	—	—	1.2
Operating income (loss)	1.5	(4.4)	0.4
Other income (expense):
Interest expense	(1.2)	(1.4)	(1.2)
Interest income	—	—	0.1
Other, net	—	—	—
Total other expense	(1.2)	(1.3)	(1.1)
Income (loss) before income taxes	0.3	(5.7)	(0.7)
Income tax benefit (provision)	1.6	(4.9)	0.7
Net income (loss)	1.9%	(10.6)%	0.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	33	33	33
Average weekly net sales per restaurant	$86,800	$82,300	$87,800

Net Sales

Net sales increased by $4,824,000, or 3.3%, in 2010 compared to fiscal year 2009 as the effect of higher average weekly net sales per restaurant more than offset the effect of having one less operating week in 2010.  Net sales for 2010 increased by $8,148,000, or 5.8%, compared to the comparable 52 weeks of 2009.

Net sales increased by $4,439,000, or 3.2%, in fiscal 2009 compared to fiscal 2008.  This increase was due to the additional week included in the 2009 fiscal year, which week included the New Year’s holiday period and contributed approximately $3,337,000 of net sales to the year, and to additional net sales from new restaurants opened in the last half of 2008 which more than offset a decline in same store sales for the year.

Average weekly same store sales per restaurant increased by 5.5% to $87,000 in 2010 from $82,500 in 2009 on a base of 33 restaurants on a fiscal year basis, and by 5.8% when the 2010 average is compared to the average for the corresponding 52 weeks ended January 3, 2010.  Average weekly same store sales per restaurant decreased by 4.3% to $84,900 in 2009 from $88,700 in 2008 on a base of 30 restaurants.

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

Management estimates the average check per guest, including alcoholic beverage sales, in 2010 was $25.39, up approximately 3.0% from $24.64 in 2009.  The average check for 2009 increased by less than 1.0% compared to 2008.  Management estimates that average menu prices increased by approximately 2.0% in 2010 over 2009 and by 1.0% in 2009 over 2008.  These price increase estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by customers.  Management estimates that weekly average guest counts increased on a same store basis by approximately 2.1% in 2010 compared to 2009 but decreased by approximately 4.6% in 2009 compared to 2008.

Management believes that the same store sales decreases experienced by the Company during 2009 were primarily due to a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing and further strengthening during 2010.  Management is encouraged by these trends which it believes are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on maintaining excellent operations and avoiding discounting or promotional programs during the recent recession.  However, there can be no assurance that favorable trends will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build sales back to or above pre-recession levels.

The Company recognizes revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed.  These revenues are included in net sales in the amounts of $144,000, $217,000 and $273,000 for 2010, 2009 and 2008, respectively.

Restaurant Costs and Expenses

Total restaurant operating expenses were 92.3% of net sales in 2010, down from 94.7% in 2009.  Total restaurant operating expenses in 2008 were 91.2% of net sales.  The decrease in 2010 was due primarily to the favorable impact of higher sales which more than offset an increase in cost of sales.  The increase in 2009 was due primarily to the adverse effects of lower same store sales and the effect of new restaurants opened in 2008, with the effects of these factors being partially offset by lower cost of sales.  Restaurant operating margins were 7.7% in 2010, 5.3% in 2009 and 8.8% in 2008.

Cost of sales, which includes the cost of food and beverages, increased to 32.3% of net sales in 2010 from 31.7% of net sales in 2009 due primarily to higher prices paid by the Company for beef and certain other food commodities which more than offset the effect of the higher menu prices noted above.  Cost of sales in 2009 were down from 32.2% of net sales in 2008 due primarily to lower input costs, including lower prices paid for beef, dairy products and certain other commodities.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times entered into fixed price purchase agreements for beef, it has purchased beef at weekly market prices since early 2008.  Management believes that purchasing beef at weekly prices has generally been beneficial to the Company since that time.  However, prices paid for beef were higher in 2010 than in 2009 and the effect of the higher prices increased cost of sales by an estimated 0.3% of net sales for the year.  Market prices paid for beef during 2009 were generally lower than market prices paid during 2008 with the effect of the lower prices paid for beef reducing cost of sales by an estimated 0.7% of net sales in 2009 compared to 2008.

The Company’s beef purchases currently remain subject to variable market conditions and management anticipates that prices for beef in 2011 will exceed those paid in 2010, perhaps substantially.  Management continually monitors the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs decreased to 33.9% of net sales in 2010 from 35.2% in 2009 due primarily to the effects of higher average weekly net sales per restaurant and modestly lower restaurant management staffing levels in the 2010 periods compared to 2009.  The increase in restaurant labor and related costs to 35.2% of net sales in 2009 from 33.3% in 2008 was due primarily to the effects of lower average weekly same store sales per restaurant and higher labor costs incurred in the new restaurants opened in 2008.  Restaurant management staffing levels were also modestly lower in 2009 than in 2008.

The Company does not believe the impact of increases in minimum wage rates on the Company’s labor costs was significant in 2010, but estimates that such increases increased costs by approximately $350,000 in 2009.  Most of the increases which affected the Company related to increases in minimum cash rates required by certain states to be paid to tipped employees.  The increases in the federal minimum wage rate for non-tipped employees in 2008 and 2009 did not have a significant impact on the Company because most of the Company’s non-tipped employees were already paid more than the federal minimum wage.  The required federal minimum cash wage paid to tipped employees has not increased in recent years.

Depreciation and amortization of restaurant property and equipment decreased by $768,000 in 2010 compared to 2009 primarily because asset impairment charges recorded at the end of 2009 in connection with the preparation of the Company’s financial statements for fiscal year 2009 significantly lowered the depreciable basis of the impaired assets and because the 2009 fiscal year included an additional week compared to 2010.  The effect of this decrease combined with higher average weekly net sales per restaurant also resulted in a decrease in depreciation and amortization expense as a percentage of net sales.  Depreciation and amortization expense increased by $784,000 in 2009 compared to 2008 because of new restaurants opened during 2008 and the additional week included in the 2009 fiscal year.  The effect of the new restaurants as well as the effect of lower average weekly same store sales per restaurant resulted in an increase in this expense category as a percentage of net sales in 2009 compared to 2008.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 22.2% of net sales in 2010 from 23.1% of net sales in 2009 due primarily to the effect of higher average weekly net sales per restaurant.  The increase in other operating expenses to 23.1% of net sales in 2009 from 21.4% of net sales in 2008 was due primarily to the effects of new restaurants opened in 2008 and lower average weekly same store sales per restaurant.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $840,000 in 2010 compared to 2009.  The decrease included lower total salary and training costs combined with the effect of charges of approximately $500,000 included in 2009 general and administrative expenses related to the defense and settlement of litigation pending at that time, which more than offset increases in tax advisory service fees and severance costs incurred in 2010 in connection with changes in management personnel.  Total general and administrative expenses remained at approximately the same level in 2009 as in 2008.  General and administrative expenses in 2009 included the litigation related costs noted above, but also included decreases in certain expenses in 2009 compared to 2008, including lower management training costs and travel expenses due in part to the Company not opening any new restaurants in 2009.

Asset Impairment Charges

In connection with the preparation of its financial statements for fiscal year 2009, long-lived assets held and used with a carrying amount of $4,117,000 were written down to their fair value of $228,000, resulting in a non-cash impairment charge of $3,889,000, which was included in the net loss for the year ended January 3, 2010.  Fair value is determined by projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures and equipment. The applicable discount rate is the Company’s estimated weighted average cost of capital which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin change to those that are supportable based upon its plans for the restaurant.

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

The Company incurred pre-opening expense of $1,626,000 in 2008 when three new restaurants were opened.  No pre-opening expense was incurred in 2010 or 2009 because no new restaurants were opened or under development during those years.

Other Income (Expense)

Interest expense was lower in 2010 than in 2009 primarily because of reductions in long-term term debt resulting from scheduled principal payments.  Interest expense increased in 2009 compared to 2008 due primarily to the effect of the capitalization of interest costs in connection with new restaurant development in 2008, whereas no interest costs were capitalized in 2009, and to additional long-term debt incurred in 2009.  Interest income decreased in 2009 compared to 2008 due to lower average balances of surplus funds invested in money market funds and lower interest rates earned on those funds.

Income Taxes

The Company recorded a significant income tax benefit in 2010 related to tax strategies which it implemented during the year to accelerate certain tax deductions for the 2009 tax year.  The additional deductions, the most significant of which were based on an asset cost segregation study completed during 2010, increased the federal net operating loss for the 2009 tax year which was available for carryback to offset taxable income in previous tax years.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets.  As a result, the Company recorded an increase in the Company’s beginning of the year valuation allowance for deferred tax assets which increased the income tax provision for the year by $7,405,000.  The Company’s total income tax provision for 2009 of $7,102,000 included the effect of the beginning of the year valuation allowance adjustment which was partially offset by current tax benefits generated during the year, including the benefit of a net operating loss generated for federal tax purposes which was carried back to previous years.

The Company recorded an income tax benefit of $1,017,000 for 2008.  This benefit exceeds the benefit computed at statutory rates primarily due to the effect of FICA tip tax credits earned by the Company.  In order to minimize its income taxes currently payable, the Company did not claim any FICA tip credits, which are required to be included in taxable income if claimed, for 2009 and does not currently plan to do so for 2010.

The Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets and as long as it does so its future income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable, which amounts will include the effect of differences between book and taxable income.

Outlook

           Management is pleased with the Company’s sales performance in recent quarters and its outlook for 2011 is that as the economy continues to recover, the Company should continue to post positive same store sales.  Management estimates that same store sales for the first quarter of 2011 will increase by approximately 5.5% compared to the first quarter of 2010, but is concerned that the effect of high gasoline prices on consumer discretionary spending could have a negative impact on the Company’s sales performance during the year.  Management is also quite concerned about the possible impact of increases in food commodity costs, which the Company is currently experiencing and which are expected to continue during 2011.  The Company estimates that food input costs for the first quarter of 2011 will be approximately 8.0% higher than in the first quarter of 2010, with a portion of these increases driven by significant increases in produce prices which are expected to moderate somewhat in the near future.  The effects of food cost increases during 2011 could continue to be significant and management expects that it will need to consider increasing menu prices or making other menu revisions in order to offset some portion of the impact of cost increases.  However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.  Management’s concerns about these matters have been further heightened by significant global events in recent weeks.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital needs are currently primarily for maintenance of and improvements to its existing restaurants, and for meeting debt service requirements and operating lease obligations.  The Company has met its cash requirements and maintained liquidity in recent years primarily through use of cash and cash equivalents on hand, cash flow from operations and the availability of a bank line of credit.  In addition, during 2009 the Company borrowed $3,000,000 under a term loan which funded purchase of shares of the Company’s common stock.  The loan was repaid in 2010 as further discussed below.

Cash and cash equivalents at January 2, 2011 was $8,602,000 up from $5,613,000 at the end of 2009.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities.

The Company’s net cash provided by operating activities totaled $12,255,000, $7,323,000 and $6,680,000 for 2010, 2009 and 2008, respectively.  Cash provided by operating activities for 2010 included $3,043,000 of federal income tax refunds related to prior years while the 2008 amount included $1,393,000 of such refunds.  Cash provided by operating activities for 2009 included the receipt of a $1,145,000 contribution from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

The Company had a working capital surplus of $837,000 at January 2, 2011 compared to a deficit of $3,379,000 at January 3, 2010.  Management does not believe its low working capital position or working capital deficits impair the overall financial condition of the Company.  Many companies in the restaurant industry operate with a working capital deficit because guests pay for their purchases with cash or by credit card at the time of the sale while trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for some time after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.

Other financing activities included proceeds of $35,000 and $230,000 from the exercise of employee stock options for 2010 and 2008, respectively.

The Company paid cash dividends to shareholders aggregating $666,000 in 2008.  However the Company’s Board of Directors determined not to pay a dividend in 2009, and payment of dividends is prohibited by the Company’s current bank loan agreement.

Deferred compensation obligations increased by $555,000 from December 28, 2008 to January 3, 2010 and by $491,000 from January 3, 2010 to January 2, 2011 due primarily to accruals for benefits payable under individual Salary Continuation Agreements (“Agreements”) between the Company and certain of its employees.  These Agreements provide for the payment of retirement benefits upon retirement from the Company at or after age 65 and also provide certain vested benefits in the event of termination of employment with the Company prior to reaching age 65.  The increases referenced above included adjustments of $237,000 and $215,000 for 2009 and 2010, respectively, related to changes in the interest rates used to compute the present value of the vested liabilities.

Deferred rent obligations and other deferred credits increased by $594,000 from December 28, 2008 to January 3, 2010 and by $477,000 from January 3, 2010 to January 2, 2011.  The Company recognizes rent expense on a straight-line basis over the expected lease term which typically results in recognizing rent expense which exceeds cash rents paid in the early stages of the applicable lease terms. The increases for each of the years noted above represent the excess of rent expense over rents paid for those years, which amounts will be paid in future years.

The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development.  Cash expenditures for capital assets totaled $2,755,000, $2,581,000 and $14,248,000 for 2010, 2009 and 2008, respectively.  The Company places a high priority on maintaining the image and condition of its restaurants.  Substantially all of the 2010 capital expenditures were for remodels, enhancements and asset replacements in the Company’s existing restaurants, and $2,012,000 and $1,523,000 of the expenditures in 2009 and 2008, respectively, were for that purpose.  Cash provided by operating activities exceeded capital expenditures in 2010 and 2009.  In 2008 the Company’s capital expenditures were funded by cash flow from operations and use of a portion of the Company’s surplus funds.

Management currently estimates that cash expenditures for improvements and asset replacements related to the Company’s restaurants in 2011 will be approximately $3.5 million.  Also, significant additions and improvements to two of the Company’s older restaurants are currently being evaluated and the final decisions made with respect to those projects could increase this estimate later during the year.  Management does not plan to open any new restaurants in 2011 and is opting to remain cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all.

On May 22, 2009, the Company entered into a bank loan agreement which provided two credit facilities,  including a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  See Note N “Related Party Transactions” to the Company’s Consolidated Financial Statements for additional description of the transaction.  During the third quarter of 2010, the Company prepaid without penalty the remaining balance of $2.4 million outstanding on the term loan using cash and cash equivalents on hand at that time.  The revolving line of credit remains in place on the same terms that were in effect prior to the prepayment of the term loan and is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Amounts borrowed under the loan agreement bear interest at an annual rate of 30-day LIBOR plus a margin of 3.50% to 4.50% depending on the adjusted debt to EBITDAR ratio achieved, with a minimum interest rate of 4.60%.  Any amounts outstanding can be prepaid at any time without penalty.  The loan agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

The bank loan agreement also includes certain financial covenants.  The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1 as of the end of any fiscal quarter measured based on the four quarters then ending.  The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and deferred income tax benefits and expenses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash share-based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long-term debt and capital lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

In addition, the Company’s adjusted debt to EBITDAR ratio originally was not to exceed 6.0 to 1 as of the end of the second and third quarters of 2009, 5.0 to 1 as of the quarter ended January 3, 2010, and 4.5 to 1 as of the end of each quarter thereafter.  The maximum adjusted debt to EBITDAR ratios allowed under the loan agreement were increased to 5.25 to 1 and 5.0 to 1 for the first and second quarters of 2010, respectively, by an amendment to the loan agreement dated April 2, 2010. Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses, including any asset impairment charges) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP.  Adjusted debt is (i) the Company’s debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

No amounts were outstanding under the revolving line of credit at January 2, 2011, or subsequent to that time through April 1, 2011.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25 million, had an outstanding balance of $19,331,000 at January 2, 2011.  It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022.  Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan documents) ratio of 6.0 to 1 be maintained for the Company and its subsidiaries.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $21,226,000 at January 2, 2011.  The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee.  The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.  JAX Real Estate, LLC is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

The Company believes that cash and cash equivalents on hand at January 2, 2011 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2011.  The Company was in compliance with the financial covenants of its debt agreements as of January 2, 2011.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

          As of April 1, 2011, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note F, “Leases”, and Note K, “Commitments and Contingencies”, to the Consolidated Financial Statements.

 CONTINGENT OBLIGATIONS

          From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of January 2, 2011, is as follows:

Wendy’s restaurants (15 leases)	$2,300,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	1,000,000
Total contingent liability related to assigned leases	$3,300,000

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

Leasehold improvements and, when applicable, property held under capital lease for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Allowances for tenant improvements received from lessors are recorded as deferred rent obligations and credited to rent expense over the term of the lease on a straight-line basis.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Such events or changes generally include, but are not necessarily limited to, a current period operating loss or cash flow deficit.  The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that the estimated undiscounted future cash flows for two restaurants were less than the carrying amounts of their assets.  As a result, in its 2009 annual financial statements the Company recorded non-cash asset impairment charges of $3,889,000 representing the difference in the carrying amounts and estimated fair values of the assets of these restaurants.  Both restaurants are operated at leased locations and although the restaurants currently remain open, if a decision is made to close either of the restaurants, additional charges could be incurred relative to the exit costs for these locations.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax assets and liabilities for the future consequences of events that have been recognized in its Consolidated Financial Statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Management assesses the likelihood of realization of the Company’s net deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. At the end of fiscal 2009, such evidence included particularly future projected taxable income, the expiration dates of tax credit carryforwards and recent pre-tax losses. Because the pre-tax losses, which included a significant loss for 2009 and which also resulted in a three-year cumulative pre-tax loss, are objectively determined, they were considered to be negative evidence which was given more weight than the positive evidence which was considered. Therefore, during the fourth quarter of 2009, in connection with the preparation of its financial statements for fiscal year 2009, management concluded that a valuation allowance for substantially all of the Company’s net deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets. As a result, in 2009 the Company recorded an increase in the beginning of the year valuation allowance for net deferred tax assets which increased the income tax provision for the fourth quarter by $7,405,000. For reasons similar to those discussed above relative to fiscal 2009, the Company has continued to maintain a valuation allowance for substantially all of its net deferred tax assets throughout fiscal year 2010.  As of January 2, 2011 and January 3 2010, the Company had $152,000 of net deferred tax assets and a valuation allowance of $8,729,000 and $11,667,000, respectively.

It is possible that the Company could generate taxable income levels in the future which would cause management to conclude that it is more likely than not that the Company will realize all, or an additional portion of, its net deferred tax assets. Any such revisions to the estimated realizable value of the net deferred tax assets would be recorded as income tax benefits in the periods any such determinations were made and could cause the Company’s provision for income taxes to vary significantly from period to period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

IMPACT OF INFLATION AND OTHER FACTORS

Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company continually seeks ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs, but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions. Prices of many food commodities, particularly beef, seafood, chicken  and dairy products have increased significantly over the past year, and management believes that most food commodity prices will continue to be subject to inflationary pressure in 2011 compared to 2010.

SEASONALITY AND QUARTERLY RESULTS

The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in south Florida and Arizona, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2010 and 2009 appears in this Report immediately following the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
J. Alexander’s Corporation:

We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three fiscal years ended January 2, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the years in the three fiscal years ended January 2, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
April 4, 2011

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Net sales	$149,018,000	$144,194,000	$139,755,000
Costs and expenses:
Cost of sales	48,068,000	45,743,000	45,057,000
Restaurant labor and related costs	50,489,000	50,738,000	46,506,000
Depreciation and amortization of restaurant property and equipment	5,948,000	6,716,000	5,932,000
Other operating expenses	33,022,000	33,379,000	29,959,000
Total restaurant operating expenses	137,527,000	136,576,000	127,454,000
General and administrative expenses	9,229,000	10,069,000	10,061,000
Asset impairment charges	—	3,889,000	—
Pre-opening expense	—	—	1,626,000
Operating income (loss)	2,262,000	(6,340,000)	614,000
Other income (expense):
Interest expense	(1,861,000)	(1,969,000)	(1,716,000)
Interest income	9,000	11,000	133,000
Other, net	34,000	62,000	57,000
Total other expense	(1,818,000)	(1,896,000)	(1,526,000)
Income (loss) before income taxes	444,000	(8,236,000)	(912,000)
Income tax (provision) benefit	2,352,000	(7,102,000)	1,017,000
Net income (loss)	$2,796,000	$(15,338,000)	$105,000
Basic earnings (loss) per share	$.47	$(2.45)	$.02
Diluted earnings (loss) per share	$.47	$(2.45)	$.02

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	January 2	January 3
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$8,602,000	$5,613,000
Accounts and notes receivable	2,696,000	3,413,000
Inventories	1,262,000	1,293,000
Prepaid expenses and other current assets	1,348,000	1,496,000
Total Current Assets	13,908,000	11,815,000
Other Assets	1,684,000	1,601,000
Property and Equipment, at cost, less accumulated depreciation and amortization	74,699,000	77,914,000
Deferred Income Taxes	152,000	152,000
Intangible Assets and Deferred Charges, less accumulated amortization of $898,000 and $787,000
at January 2, 2011 and January 3, 2010, respectively	508,000	659,000
	$90,951,000	$92,141,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,355,000	$5,961,000
Accrued expenses and other current liabilities	5,820,000	5,860,000
Unearned revenue	1,858,000	1,752,000
Current portion of long-term debt and obligations under capital leases	1,038,000	1,621,000
Total Current Liabilities	13,071,000	15,194,000
Long-Term Debt and Obligations Under Capital Leases , net of portion classified as current	18,479,000	21,796,000
Deferred Compensation Obligations	3,493,000	3,002,000
Deferred Rent Obligations and Other Deferred Credits	7,378,000	6,901,000
Stockholders’ Equity
Common stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding
5,966,942 and 5,946,757 shares at January 2, 2011 and January 3, 2010, respectively	298,000	297,000
Preferred stock, no par value: Authorized 1,000,000 shares; none issued	—	—
Additional paid-in capital	34,185,000	33,700,000
Retained earnings	14,047,000	11,251,000
Total Stockholders’ Equity	48,530,000	45,248,000
Commitments and Contingencies
	$90,951,000	$92,141,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Cash Flows from Operating Activities:
Net income (loss)	$2,796,000	$(15,338,000)	$105,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,006,000	6,776,000	5,991,000
Amortization of intangible assets and deferred charges	111,000	158,000	110,000
Asset impairment charges	—	3,889,000	—
Deferred income tax expense (benefit)	—	7,222,000	(1,169,000)
Share-based compensation expense	430,000	378,000	364,000
Tax benefit from share-based compensation	(23,000)	—	(134,000)
Other, net	284,000	184,000	166,000
Changes in assets and liabilities:
Accounts and notes receivable	184,000	760,000	(75,000)
Taxes receivable	556,000	(301,000)	847,000
Inventories	31,000	41,000	(73,000)
Prepaid expenses and other current assets	148,000	101,000	(117,000)
Deferred charges	40,000	(17,000)	(44,000)
Accounts payable	658,000	638,000	198,000
Accrued expenses and other current liabilities	(40,000)	1,909,000	(390,000)
Unearned revenue	106,000	(226,000)	(277,000)
Deferred compensation obligations	491,000	588,000	591,000
Deferred rent obligations and other deferred credits	477,000	561,000	587,000
Net cash provided by operating activities	12,255,000	7,323,000	6,680,000
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,755,000)	(2,581,000)	(14,248,000)
Other, net	(73,000)	(84,000)	(71,000)
Net cash used in investing activities	(2,828,000)	(2,665,000)	(14,319,000)
Cash Flows from Financing Activities:
Proceeds from bank line of credit agreement	—	200,000	—
Payments under bank line of credit agreement	—	(200,000)	—
Proceeds from long-term borrowings	—	3,000,000	—
Payments on long-term debt and obligations under capital leases	(3,900,000)	(932,000)	(955,000)
Payment of cash dividend	—	—	(666,000)
Exercise of stock options	35,000	—	230,000
Sale of stock to Employee Stock Ownership Plan	—	—	50,000
Payment of required withholding taxes on behalf of employees in connection
with the net-share settlement of an employee stock option exercised	(2,000)	—	(68,000)
(Decrease) increase in bank overdraft	(2,594,000)	(479,000)	110,000
Tax benefit from share-based compensation	23,000	—	134,000
Purchase of stock	—	(3,005,000)	—
Payment of financing transaction costs	—	(134,000)	(16,000)
Net cash used in financing activities	(6,438,000)	(1,550,000)	(1,181,000)
Increase (Decrease) in Cash and Cash Equivalents	2,989,000	3,108,000	(8,820,000)
Cash and cash equivalents at beginning of year	5,613,000	2,505,000	11,325,000

Cash and Cash Equivalents at End of Year	$8,602,000	$5,613,000	$2,505,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended January 2, 2011, January 3, 2010 and December 28, 2008

			Additional		Total
	Outstanding	Common	Paid-In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
Balances at December 30, 2007	6,655,625	$333,000	$35,764,000	$26,484,000	$62,581,000
Exercise of stock options, including tax benefits and net of
settlement for withholding taxes	93,592	5,000	291,000	—	296,000
Sale of stock to Employee Stock Ownership Plan	5,643	—	50,000	—	50,000
Share-based compensation	—	—	364,000		364,000
Net and comprehensive income	—	—	—	105,000	105,000
Balances at December 28, 2008	6,754,860	338,000	36,469,000	26,589,000	63,396,000
Stock purchase	(808,000)	(41,000)	(2,964,000)	—	(3,005,000)
Loss of deferred tax assets related to variable stock option
award upon expiration of the option	—	—	(183,000)	—	(183,000)
Share-based compensation	—	—	378,000	—	378,000
Other	(103)
Net and comprehensive loss	—	—	—	(15,338,000)	(15,338,000)
Balances at January 3, 2010	5,946,757	297,000	33,700,000	11,251,000	45,248,000
Exercise of stock options, including tax benefits and net of
settlement for withholding taxes	20,285	1,000	55,000	—	56,000
Share-based compensation	—	—	430,000	—	430,000
Other	(100)	—	—	—	—
Net and comprehensive income	—	—	—	2,796,000	2,796,000
Balances at January 2, 2011	5,966,942	$298,000	$34,185,000	$14,047,000	$48,530,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
 Notes to Consolidated Financial Statements

Note A – Significant Accounting Policies

Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At January 2, 2011, the Company owned and operated 33 J. Alexander’s restaurants in 13 states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of thirteen weeks. Fiscal years 2010 and 2008 included 52 weeks compared to 53 weeks for fiscal year 2009.  The fourth quarter of 2009 included 14 weeks.

Reclassification: Certain amounts reflected in the Consolidated Financial Statements for previous years have been reclassified to conform to the current year presentation of the Consolidated Financial Statements.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Cash Overdraft: As a result of utilizing a consolidated cash management system, the Company’s books may sometimes reflect an overdraft position with respect to accounts maintained at its primary banks. An overdraft balance of $2,594,000 was included in accounts payable at January 3, 2010. There was no overdraft balance at January 2, 2011.

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

Rent Expense: The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods when the Company believes it is reasonably assured that it will exercise its options because failure to do so would result in a significant economic penalty to the Company. Rent expense incurred during the construction period for a leased restaurant location is included in pre-opening expense. The lease term commences on the date the Company takes possession of or is given control of the leased property. Percentage rent expense is based upon sales levels, and is typically accrued when it is deemed probable that it will be payable. The Company records tenant improvement allowances received from landlords under operating leases as deferred rent obligations.

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

Earnings Per Share: The Company accounts for earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.

Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Operations.  Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.  Breakage of $144,000, $217,000, and $273,000 related to gift cards was recorded in 2010, 2009, and 2008, respectively.

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

Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $118,000, $93,000, and $165,000 were capitalized during 2010, 2009, and 2008, respectively.

Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense totaled $79,000, $93,000, and $49,000 in 2010, 2009, and 2008, respectively.

Share-Based Compensation: The Company accounts for share-based compensation under the provisions of ASC Topic 718, ”Compensation – Stock Compensation”, requiring the measurement and recognition of all share-based compensation under the fair value method. Compensation costs are recognized on a straight-line basis over the requisite service period for the entire award. See Note H “Stock Options and Benefit Plans” for further discussion of the Company’s share-based compensation.

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

Impairment: In accordance with ASC Topic 360, “Property, Plant and Equipment”, long-lived assets, including restaurant property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that certain of its long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at two of its restaurants, which remain in operation) were impaired. Accordingly, in its 2009 annual financial statements the Company recorded non-cash asset impairment charges of $3,889,000 representing the difference in the carrying amounts and estimated fair values of the assets of these restaurants. No impairment charges were recorded during either 2010 or 2008.

Comprehensive Income: Total comprehensive income or loss was comprised solely of net income or net loss for all periods presented.

Business Segments: In accordance with the requirements of ASC Topic 280, “Segment Reporting”, management has determined that the Company operates in only one segment.

Recent Accounting Pronouncements:  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for the fiscal year ends beginning after December 15, 2010 and interim periods within those years. Adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$2,796,000	$(15,338,000)	$105,000
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,955,000	6,260,000	6,692,000
Effect of dilutive securities	43,000	—	151,000
Adjusted weighted average shares and assumed conversions (denominator for
diluted earnings per share)	5,998,000	6,260,000	6,843,000
Basic earnings (loss) per share	$.47	$(2.45)	$.02
Diluted earnings (loss) per share	$.47	$(2.45)	$.02

In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 491,000, 1,061,250 and 490,000 options were excluded from the computation of diluted earnings per share in 2010, 2009 and 2008, respectively.

Note C - Property and Equipment

Balances of major classes of property and equipment are as follows:

	January 2	January 3
	2011	2010
Land	$15,848,000	$15,848,000
Buildings	41,070,000	40,720,000
Leasehold improvements	49,245,000	48,306,000
Restaurant and other equipment	29,849,000	29,260,000
	136,012,000	134,134,000
Less accumulated depreciation and amortization	(61,313,000)	(56,220,000)
	$74,699,000	$77,914,000

The Company accrued obligations for fixed asset additions of $549,000, $219,000, $558,000, and $610,000 at January 2, 2011, January 3, 2010, December 28, 2008, and December 30, 2007, respectively. These transactions were subsequently reflected in the Company’s Consolidated Statements of Cash Flows at the time cash was exchanged.

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

The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC Topic 820”), for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring and nonrecurring basis in its financial statements, on December 31, 2007.,.The Company adopted ASC Topic 820 for nonfinancial assets and liabilities during the first quarter of fiscal 2009. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2010.  Assets and liabilities measured at fair value on a nonrecurring basis in fiscal 2009 are summarized in the table below:

	Fair Value Measurement at Reporting Date Using
	January 3, 2010 Carrying Amount	Level 1	Level 2	Level 3	Total Impairment Charges

Long-lived assets held and used	$228,000	$—	$—	$228,000	$(3,889,000)

In accordance with ASC Topic 360, “Property, Plant, and Equipment”, and in connection with the Company’s preparation of its financial statements for fiscal year 2009, long-lived assets held and used with a carrying amount of $4,117,000 were written down to their fair value of $228,000 during the fourth quarter of fiscal 2009, resulting in a non-cash impairment charge of $3,889,000, which was included in the net loss for the year ended January 3, 2010.  Level 3 fair value is determined by projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures and equipment. The discount rate is the Company’s estimated weighted average cost of capital which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin changes to those that are supportable based upon its plans for the restaurant. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review. No impairment charges were recorded in either 2010 or 2008.

Note E - Long-Term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases at January 2, 2011 and January 3, 2010, are summarized below:

	January 2, 2011		January 3, 2010
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$999,000	$18,332,000	$921,000	$19,332,000
Term loan, interest at 30-day LIBOR plus 350 to 450 basis points,
payable through 2014	—	—	667,000	2,278,000
Obligation under capital lease, 9.9% interest, payable through 2015	39,000	147,000	33,000	186,000
	$1,038,000	$18,479,000	$1,621,000	$21,796,000

Aggregate maturities of long-term debt for the five fiscal years succeeding January 2, 2011, are as follows: 2011 - $1,038,000; 2012 - $1,123,000; 2013 - $1,224,000; 2014 - $1,329,000; 2015 - $1,390,000.

The Company’s mortgage loan, which was obtained in 2002 in the original amount of $25,000,000, has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan documents) ratio of 6.0 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,226,000 at January 2, 2011. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

In 2009, the Company terminated a previous secured bank line of credit agreement and entered into a new bank loan agreement that provided for two new credit facilities. The new credit facilities consisted of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a five-year $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company. See Note N “Related Party Transactions” for additional description of this transaction. On October 1, 2010 the Company prepaid the balance of approximately $2.4 million which was outstanding on the term loan. The remaining revolving line of credit is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Any amounts borrowed under the loan agreement bear interest at an annual rate of 30-day LIBOR plus a margin of 3.50% to 4.50% depending on the adjusted debt to EBITDAR ratio achieved, with a minimum interest rate of 4.60%.  The loan agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

The bank loan agreement also includes certain financial covenants. The Company must maintain a fixed charge coverage ratio of at least 1.05 to 1 as of the end of any fiscal quarter based on the four quarters then ending.  The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or non-recurring gains or losses, including any asset impairment charges, and deferred income tax benefits and expenses) plus depreciation and amortization plus interest expense plus scheduled monthly rent payments plus non-cash share-based compensation expense minus certain capital expenditures, to (b) the sum of interest expense during such period plus scheduled monthly rent payments made during such period plus scheduled payments of long-term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 4.5 to 1 at the end of any fiscal quarter.  Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses including any asset impairment charges) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP. Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.  If an event of default shall occur and be continuing under the loan agreement, the commitment under the loan agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. No amounts were outstanding under the revolving line of credit at January 2, 2011, or subsequent to that time through April 1, 2011.

Cash interest payments amounted to $ 1,763,000, $1,850,000, $1,813,000 in 2010, 2009 and 2008, respectively. Interest costs of $152,000 were capitalized as part of building and leasehold costs in 2008. No interest costs were capitalized during either 2010 or 2009.

The carrying value and estimated fair value of the Company’s mortgage loan were $19,331,000 and $17,875,000, respectively, at January 2, 2011 compared to $20,253,000 and $19,005,000, respectively, at January 3, 2010.

The Company was in compliance with the financial covenants of its debt agreements as of January 2, 2011.

Note F – Leases

At January 2, 2011, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

Terms for these leases are generally for 15 to 20 years and, in many cases, the leases provide for rent escalations and for one or more five-year renewal options. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Certain real property leases provide for contingent rentals based upon a percentage of sales. In addition, the Company is lessee under other non-cancelable operating leases, principally for office space.

As a result of asset impairment charges taken in 2009, accumulated amortization of buildings under capital leases, which totaled $173,000 at December 28, 2008, was eliminated as of January 3, 2010. Amortization of leased assets has historically been included in depreciation and amortization expense.

Total rental expense amounted to:

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Minimum rentals under operating leases	$4,773,000	$4,843,000	$3,907,000
Contingent rentals	128,000	82,000	94,000
	$4,901,000	$4,925,000	$4,001,000

At January 2, 2011, future minimum lease payments under capital leases and non-cancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

	Capital	Operating
	Leases	Leases
2011	$56,000	$3,886,000
2012	56,000	3,808,000
2013	56,000	3,878,000
2014	56,000	3,983,000
2015	3,000	3,502,000
Thereafter	—	15,030,000
Total minimum payments	227,000	$34,087,000
Less imputed interest	(41,000)
Present value of minimum rental payments	186,000
Less current maturities at January 2, 2011	(39,000)
Long-term obligations at January 2, 2011	$147,000

Note G – Income Taxes

Significant components of the Company’s income tax (provision) benefit are as follows:

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Current:
Federal	$2,374,000	$255,000	$124,000
State	(22,000)	(135,000)	(276,000)
Total	2,352,000	120,000	(152,000)
Deferred:
Federal	—	(6,676,000)	1,054,000
State	—	(546,000)	115,000
Total	—	(7,222,000)	1,169,000
Income tax (provision) benefit	$2,352,000	$(7,102,000)	$1,017,000

The Company’s effective tax rate differed from the federal statutory rate as set forth in the following table:

	Years Ended
	January 2	January 3	December 28
	2011	2010	2008
Tax (provision) benefit computed at federal statutory rate (34%)	$(151,000)	$2,800,000	$310,000
State income taxes, net of federal benefit	(266,000)	152,000	(136,000)
Effect of tax credits	—	—	1,050,000
(Increase) decrease in valuation allowance	2,938,000	(9,962,000)	7,000
Other, net	(169,000)	(92,000)	(214,000)
Income tax (provision) benefit	$2,352,000	$(7,102,000)	$1,017,000

In 2010, 2009 and 2008, the Company paid $476,000, $414,000 and $706,000, respectively, related to federal and state income taxes and received refunds totaling $3,273,000, $184,000 and $1,555,000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 2, 2011 and January 3, 2010, are as follows:

	January 2	January 3
	2011	2010
Deferred tax liabilities:
Tax over book depreciation	$(3,314,000)	$—
Total deferred tax liabilities	(3,314,000)	—

Deferred tax assets:
Deferred compensation accruals	1,315,000	1,134,000
Book over tax depreciation	—	2,740,000
Net operating loss carryforwards	670,000	223,000
Tax credit carryforwards	7,358,000	4,834,000
Deferred rent obligations	2,672,000	2,492,000
Other, net	180,000	396,000
Total deferred tax assets	12,195,000	11,819,000
Valuation allowance for deferred tax assets	(8,729,000)	(11,667,000)
	3,466,000	152,000
Net deferred tax assets	$152,000	$152,000

At January 2, 2011, the Company had tax credit carryforwards of $7,358,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2025 through 2028 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company had net operating loss carryforwards of $17,399,000 available to reduce state income taxes which expire from 2011 to 2028. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.

ASC Topic 740, “Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. At the end of fiscal 2009, such evidence included particularly future projected taxable income, the expiration dates of tax credit carryforwards and recent pre-tax losses. Because the pre-tax losses, which included a significant loss for 2009 and which also resulted in a three-year cumulative pre-tax loss, are objectively determined, they were considered to be negative evidence which was given more weight than the positive evidence which was considered. Therefore, during the fourth quarter of 2009, in connection with the preparation of its financial statements for fiscal year 2009, management concluded that a valuation allowance for substantially all of the Company’s deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets. As a result, in 2009 the Company recorded an increase in the beginning of the year valuation allowance for deferred tax assets which increased the income tax provision for the fourth quarter by $7,405,000. For reasons similar to those discussed above relative to fiscal 2009, the Company has continued to maintain a valuation allowance for substantially all of its net deferred tax assets throughout fiscal year 2010.  As of January 2, 2011 and January 3, 2010, the Company had $152,000 of net deferred tax assets and a valuation allowance of $8,729,000 and $11,667,000, respectively. For fiscal year 2008, management concluded that a valuation allowance was needed for federal alternative minimum tax credit carryforwards of $1,657,000 and for tax assets related to certain state net operating loss carryforwards, the use of which involves considerable uncertainty. The valuation allowance provided for these items decreased by $7,000 in 2008, and totaled $1,705,000 as of December 28, 2008.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal return are the 2004 through 2009 tax years. The periods subject to examination for the Company’s state returns are the tax years 2006 through 2009. During the fourth quarter of 2010, the Internal Revenue Service commenced an examination of the Company’s federal income tax returns for fiscal years 2008 and 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended January 2, 2011 and January 3, 2010:

	Years Ended
	January 2	January 3
	2011	2010
Balance at beginning of the year	$767,000	$767,000
Additions based on tax positions taken during the current year	—	—
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	—	—
Balance at the end of the year	$767,000	$767,000

The Company’s accounting policy with respect to interest expense and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.  Interest expense of $10,000, $11,000 and $22,000 was recognized during fiscal 2010, 2009 and 2008, respectively.

Note H - Stock Options and Benefit Plans

Under the Company’s Amended and Restated 2004 Equity Incentive Plan, directors, officers and key employees of the Company may be granted options to purchase shares of the Company’s common stock. Options to purchase the Company’s common stock also remain outstanding under the Company’s 1994 Employee Stock Incentive Plan, although the Company no longer has the ability to issue additional awards under this plan.

Share-based compensation expense totaling $430,000, $378,000, and $364,000 was recognized for 2010, 2009 and 2008, respectively. During 2008, the Company recorded a deferred tax benefit of $74,000 related to share-based compensation expense.

At January 2, 2011, the Company had $576,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards and used the following weighted-average assumptions for the indicated periods:

	Years Ended
	January 2 2011	January 3 2010	December 28 2008
Dividend Yield	—%	—%	1.64%
Volatility Factor (historical)	.5161	.5118	.3530
Risk-Free Interest Rate	1.17%	2.11%	3.30%
Expected Life of Options (in years)	4.8	4.8	4.9
Weighted-Average Grant Date Fair Value	$1.97	$1.86	$1.87

The expected life of stock options granted during all periods presented was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the significant fluctuations in the Company’s stock price during the relevant periods.

A summary of stock options under the Company’s option plans is as follows:

					Weighted
					Average
					Exercise
Options	Shares	Option Prices			Price
Outstanding at December 30, 2007	1,067,132	$2.24	-	$15.00	$8.18
Issued	105,000	6.10			6.10
Exercised	(125,682)	2.25	-	4.97	2.80
Expired or canceled	(10,000)	8.21	-	8.22	8.21
Outstanding at December 28, 2008	1,036,450	2.24	-	15.00	8.62
Issued	235,000	4.10		4.69	4.12
Exercised	—	—	-	—	—
Expired or canceled	(210,200)	2.24	-	8.22	4.41
Outstanding at January 3, 2010	1,061,250	2.24	-	15.00	8.46
Issued	54,500	4.09	-	4.59	4.44
Exercised	(30,000)	2.25	-	3.88	2.85
Expired or canceled	(254,250)	3.44	-	15.00	13.19
Outstanding at January 2, 2011	831,500	$2.24	-	$15.00	$6.95

Stock options exercisable and shares available for future grant were as follows:

	January 2	January 3	December 28
	2011	2010	2008
Stock options exercisable	437,125	542,625	636,950
Shares available for grant	230,119	31,369	57,169

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock and totaled $420,000 and $68,000 at January 2, 2011 and January 3, 2010, respectively. The total intrinsic value of options exercised was $65,000 and $413,000 for 2010 and 2008, respectively. No options were exercised in 2009. The Company recorded benefits of tax deductions in excess of recognized deferred tax assets related to compensation costs for stock options exercised totaling $23,000 and $134,000 in 2010 and 2008, respectively. The Company had non-cash transactions involving options which were exercised under net-share settlements totaling $50,000 and $118,000 in 2010 and 2008, respectively.

The following table summarizes the Company’s non-vested stock option activity for the year ended January 2, 2011:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at January 3, 2010	518,625	$2.61
Granted	54,500	$1.97
Vested	(153,250)	$2.80
Forfeited	(25,500)	3.16
Non-vested stock options at January 2, 2011	394,375	$2.41

The following table summarizes information about the Company’s stock options outstanding at January 2, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 2 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 2 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.24 - $ 3.44	29,000	0.3 years	$2.34	29,000	0.3 years	$2.34
3.88 - 6.10	412,500	5.6 years	4.64	130,625	4.9 years	4.79
7.61 - 9.50	302,500	4.9 years	8.49	272,500	4.8 years	8.52
13.09 - 15.00	87,500	3.5 years	14.06	5,000	6.5 years	13.33
$2.24 - $15.00	831,500	4.9 years	$6.95	437,125	4.6 years	$7.05

Stock options exercisable at January 3, 2010 and December 28, 2008 had weighted average exercise prices of $9.08 and $7.09, respectively.

The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.

The Company has Salary Continuation Agreements which provide retirement and death benefits to executive officers and certain other members of management. The expense recognized under these agreements was $493,000 $498,000, and $589,000 in 2010, 2009, and 2008, respectively.

The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the plan. The Company’s matching contributions totaled $64,000, $69,000, and $79,000 for fiscal years 2010, 2009, and 2008, respectively.

In 2008, the Company established a non-qualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with Company contributions under the same matching formula and limitations as the Company’s Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any Company matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds which the plan administrator has determined to make available for this purpose. Participant account balances totaled $103,000 and $94,000 at January 2, 2011 and January 3, 2010, respectively.

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

During 2010 and 2008, contributions of $50,000 to the ESOP were approved by the Company’s Board of Directors resulting in recognition of $50,000 of compensation expense in each year. The Company made no contribution to the ESOP in 2009. The ESOP held 205,378 shares of the Company’s common stock at January 2, 2011. For purposes of computing earnings per share, the shares purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

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

Note K - Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these 10 leases at January 2, 2011 was approximately $1.7 million. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these 12 leases at January 2, 2011, was approximately $1.0 million. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these five leases as of January 2, 2011, was approximately $0.6 million. There have been no payments by the Company of such contingent liabilities in the history of the Company.

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

Note L - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	January 2	January 3
	2011	2010
Taxes, other than income taxes	$2,481,000	$2,567,000
Salaries, wages, vacation and incentive compensation	2,070,000	1,752,000
Insurance	122,000	165,000
Interest	145,000	167,000
Utilities	242,000	264,000
Accounting and auditing	220,000	229,000
Other	540,000	716,000
	$5,820,000	$5,860,000

Note M - Intangible Assets and Deferred Charges

Intangible assets recorded on the accompanying Consolidated Balance Sheet at January 2, 2011 include deferred loan costs and other intangible assets with finite lives which are scheduled to be amortized over their estimated useful lives. For the next five fiscal years, scheduled amortization is as follows: 2011 - $103,000; 2012 - $77,000; 2013 - $54,000; 2014 - $49,000; 2015 - $48,000.

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

Under the terms of the Stock Purchase Agreement, Solidus and Mr. Duncan agreed to limit future dispositions of their shares of the Company’s common stock, including a limitation of 100,000 shares from January 1, 2011 until May 22, 2011.

Unaudited Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended January 2, 2011 and January 3, 2010 (in thousands, except per share amounts):

	2010 Quarters Ended
	April 4	July 4		October 3		January 2
Net sales	$38,725	$36,336		$35,164		$38,793
Operating income (loss)	1,548	110		(528)		1,132	2,3
Net income	797	26	1	1,478	1	495
Basic earnings per share	.13	—		.25		.08
Diluted earnings per share	.13	—		.25		.08

	2009 Quarters Ended
	March 30	June 28		September 27		January 3	4
Net sales	$38,065	$34,710		$32,423		$38,996
Operating income (loss)	911	(974)		(2,130)		(4,147	) 2,5
Net income (loss)	452	(796)		(1,319)		(13,675	) 6
Basic earnings (loss) per share	.07	(.12)		(.22)		(2.30)
Diluted earnings (loss) per share	.07	(.12)		(.22)		(2.30)

1 Includes income tax benefits of $480 in the second quarter of 2010 and $2,100 in the third quarter of 2010 as a result of the impact of tax strategies implemented by the
Company during 2010 to accelerate certain tax deductions for the 2009 tax year, resulting in an increase in the federal net operating loss for 2009 and the net operating loss carryback available to offset taxable income in previous years.
2 Includes adjustment to increase deferred compensation expense of $215 in the fourth quarter of 2010 and $237 in the fourth quarter of 2009.
3 Includes accrual of bonus compensation expense of $204.
4 Includes 14 weeks of operations, compared to 13 weeks for all other quarters presented.
5 Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation.
6 Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation and a $7,405 adjustment to increase the Company’s beginning of the year valuation allowance for net deferred tax assets in accordance with ASC Topic 740, “ Income Taxes” .

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of January 2, 2011, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting . There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item with respect to directors of the Company will appear in, and  is incorporated herein by reference to, the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of the Board of Directors and the Company’s officers, including its Chief Executive Officer and Chief Financial Officer. The Company’s Code of Business Conduct and Ethics is posted on its website at www.jalexanders.com or a copy can be requested by writing to the following address: J. Alexander’s Corporation, Suite 260, 3401 West End Avenue, Nashville, Tennessee 37203. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Item 11. Executive Compensation

The information required under this item will appear in, and is incorporated herein by reference to, the “Executive Compensation” section of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will appear in, and is incorporated herein by reference to, the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will appear in, and is incorporated herein by reference to, the “Certain Relationships and Related Transactions” section and the “Corporate Governance” section of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required under this item will appear in, and is incorporated herein by reference to, the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The consolidated financial statements of J. Alexander’s Corporation and its wholly-owned subsidiaries, including the notes thereto, are included in Item 8 of this Annual Report on Form 10-K.

(2)
Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the consolidated financial statements or notes thereto, included in Item 8 of this Annual Report on Form 10-K.

(3)
The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K beginning on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: 4/4/11	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director	4/4/11
Lonnie J. Stout II	(Principal Executive Officer)

/s/ R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	4/4/11
R. Gregory Lewis

/s/ Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	4/4/11
Mark A. Parkey

/s/ E. Townes Duncan	Director	4/4/11
E. Townes Duncan

/s/ Brenda B. Rector	Director	4/4/11
Brenda B. Rector

Director
J. Bradbury Reed

/s/ Joseph N. Steakley	Director	4/4/11
Joseph N. Steakley

J. ALEXANDER’S CORPORATION

INDEX OF EXHIBITS

Reference Number
per Item 601 of
Regulation S-K	Description

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990 (File No. 1-8766), is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 (File No. 1-8766), is incorporated herein by reference).

(3)(b)	Amended and Restated Bylaws as currently in effect. (Exhibit 3.1 of the Registrant’s Report on Form 8-K filed October 30, 2007 (File No. 1-8766), is incorporated herein by reference).

(4)(a)
Rights Agreement dated May 16, 1989, by and between Registrant and NationsBank (formerly Sovran Bank/Central South) including Form of Rights Certificate and Summary of Rights (Exhibit 3 to the Report on Form 8-K filed May 16, 1989 (File No. 1-8766), is incorporated herein by reference).

(4)(b)
Amendments to Rights Agreement dated February 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(c) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 (File No. 1-8766), is incorporated herein by reference).

(4)(c)
Amendment to Rights Agreement dated March 22, 1999, by and between the Registrant and SunTrust Bank. (Exhibit 4(d) of the Registrant’s Report on Form 10-K for the year ended January 3, 1999 (File No. 1-8766), is incorporated herein by reference).

(4)(d)
Amendment to Rights Agreement dated May 6, 1999, by and between Registrant and SunTrust Bank (Exhibit 5 of the Registrant’s Form 8-A/A filed May 12, 1999 (File No. 1-8766), is incorporated herein by reference).

(4)(e)
Amendment to Rights Agreement dated May 14, 2004, by and between Registrant and SunTrust Bank (Exhibit 8 of the Registrant’s Form 8-A/A filed May 14, 2004 (File No. 1-8766), is incorporated herein by reference).

(4)(f)
Amendment to Rights Agreement dated April 28, 2009 by and between Registrant and Computershare Trust Company, N.A. (Exhibit 4.1 of the Registrant’s Report on Form 8-K filed April 29, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(a)
Loan Agreement dated October 29, 2002 by and between GE Capital Franchise Finance Corporation and JAX Real Estate, LLC (Exhibit (10)(b) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (File No. 1-8766), is incorporated herein by reference).

(10)(b)
Master Lease dated October 29, 2002 by and between JAX Real Estate, LLC and J. Alexander’s Restaurants, Inc. (Exhibit (10)(c) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (File No. 1-8766), is incorporated herein by reference).

(10)(c)
Unconditional Guaranty of Payment and Performance dated October 29, 2002 by and between the Registrant and JAX Real Estate, LLC (Exhibit (10)(d) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (File No. 1-8766), is incorporated herein by reference).

(10)(d)
Form of Promissory Note for each premises subject to the Loan Agreement dated October 29, 2002 by and between JAX Real Estate, LLC and GE Capital Franchise Finance Corporation (Exhibit (10)(e) of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2002 (File No. 1-8766), is incorporated herein by reference).

E-1

(10)(e)*
Form of Severance Benefits Agreement between the Registrant and Messrs. Stout and Lewis (Exhibit (10)(j) of the Registrant’s Report on Form 10-K for the year ended December 31, 1989 (File No. 1-8766), is incorporated herein by reference).

(10)(f)*	1994 Employee Stock Incentive Plan (incorporated by reference to Exhibit 4(c) of Registration Statement No. 33-77476).

(10)(g)*
First Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14A for 1997 Annual Meeting of Shareholders, filed April 11, 1997 (File No. 1-8766), is incorporated herein by reference).

(10)(h)*
Second Amendment to 1994 Employee Stock Incentive Plan (Appendix A of the Registrant’s Proxy Statement on Schedule 14A for 2000 Annual Meeting of Shareholders, filed April 3, 2000 (File No. 1-8766), is incorporated herein by reference).

(10)(i)*
Third Amendment to 1994 Employee Stock Incentive Plan (Appendix B of the Registrant’s Proxy Statement on Schedule 14A for 2001 Annual Meeting of Shareholders, filed April 2, 2001 (File No. 1-8766), is incorporated herein by reference).

(10)(j)*
J. Alexander’s Corporation Amended and Restated 2004 Equity Incentive Plan (Exhibit A of the Registrant’s Proxy Statement on Schedule 14A for 2007 Annual Meeting of Shareholders, filed April 17, 2007 (File No. 1-8766), is incorporated herein by reference).

(10)(k)*
Form of Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 (File No. 1-8766), is incorporated herein by reference).

(10)(l)*
Form of Director’s Non-qualified Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 (File No. 1-8766), is incorporated herein by reference).

(10)(m)*
Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan (Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the quarter ended September 26, 2004 (File No. 1-8766), is incorporated herein by reference).

(10)(n)*	Form of 2005 Incentive Stock Option Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K filed December 28, 2005 (File No. 1-8766), is incorporated herein by reference).

(10)(o)*	Cash Incentive Performance Program (Exhibit 10(bb) of the Registrant’s Report on Form 8-K filed May 20, 2005 (File No. 1-8766), is incorporated herein by reference).

(10)(p)*	Form of 2007 Incentive Stock Option Agreement (Exhibit 10.02 of the Registrant’s Report on Form 8-K filed May 17, 2007 (File No. 1-8766), is incorporated herein by reference).

(10)(q)*	Employment Agreement with Lonnie J. Stout II dated December 26, 2008 (Exhibit 10.1 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(r)*	Employment Agreement with R. Gregory Lewis dated December 26, 2008 (Exhibit 10.2 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(s)*	Employment Agreement with J. Michael Moore dated December 26, 2008 (Exhibit 10.3 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(t)*	Employment Agreement with Mark A. Parkey dated December 26, 2008 (Exhibit 10.4 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(u)*
Amended and Restated Salary Continuation Agreement with Lonnie J. Stout II dated December 26, 2008 (Exhibit 10.5 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

E-2

(10)(v)*
Amended and Restated Salary Continuation Agreement with R. Gregory Lewis dated December 26, 2008 (Exhibit 10.6 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(w)*
Amended and Restated Salary Continuation Agreement with J. Michael Moore dated December 26, 2008 (Exhibit 10.7 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(x)*
Amended and Restated Salary Continuation Agreement with Mark A. Parkey dated December 26, 2008 (Exhibit 10.8 of the Registrant’s Report on Form 8-K filed January 2, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(y)*
J. Alexander's Corporation Deferred Compensation Plan (Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the quarter ended March 30, 2008 (File No. 1-8766), is incorporated herein by reference).

(10)(z)*	Form of Stock Option Cancellation Agreement (Exhibit 10.1 of the Registrant’s Report on Form 8-K filed October 29, 2010 (File No. 1-8766), is incorporated herein by reference).

(10)(aa)
Stock Purchase Agreement dated May 22, 2009 between Solidus Company, L.P., E. Townes Duncan and the Registrant (Exhibit 10.4 of the Registrant’s Report on Form 8-K filed May 27, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(bb)
Loan Agreement dated May 22, 2009 between the Registrant and Pinnacle National Bank (Exhibit 10.1 of the Registrant’s Report on Form 8-K filed May 27, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(cc)
First Modification Agreement between the Registrant and Pinnacle National Bank dated April 2, 2010 (Exhibit 10(HH) of the Registrant’s Report on Form 10-K filed April 5, 2010 (File No. 1-8766), is incorporated herein by reference).

(10)(dd)
Revolving Promissory Note dated May 22, 2009 from the Registrant in favor of Pinnacle National Bank (Exhibit 10.3 of the Registrant’s Report on Form 8-K filed May 27, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(ee)	2011 Executive Compensation Matters.

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Denotes executive compensation plan or arrangement.

E-3