Form 10-Q
period 2011-04-03
ALEXANDERS J CORP
filed 2011-05-18
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 2011

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

As of May 17, 2011, 5,993,453 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	April 3	January 2
	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,617	$8,602
Income taxes receivable	79	306
Accounts and notes receivable	2,247	2,390
Inventories	1,298	1,262
Prepaid expenses and other current assets	2,000	1,348
TOTAL CURRENT ASSETS	13,241	13,908

OTHER ASSETS	1,789	1,684

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $62,604 and $61,313 as of April 3, 2011 and January 2, 2011,
respectively	73,598	74,699

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $924 and $898 as
of April 3, 2011 and January 2, 2011, respectively	481	508
	$89,261	$90,951

	April 3	January 2
	2011	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,922	$4,355
Accrued expenses and other current liabilities	5,008	5,820
Unearned revenue	1,360	1,858
Current portion of long-term debt and obligations under capital leases	976	1,038
TOTAL CURRENT LIABILITIES	10,266	13,071

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES,
net of portion classified as current	18,205	18,479

OTHER LONG-TERM LIABILITIES	11,041	10,871

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares;
issued and outstanding 5,985,453 and 5,966,942 shares as of April 3, 2011
and January 2, 2011, respectively	299	298
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	-	-
Additional paid-in capital	34,341	34,185
Retained earnings	15,109	14,047
TOTAL STOCKHOLDERS’ EQUITY	49,749	48,530
Commitments and Contingencies
	$89,261	$90,951

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 3	April 4
	2011	2010
Net sales	$40,749	$38,725
Costs and expenses:
Cost of sales	13,452	12,201
Restaurant labor and related costs	13,204	12,833
Depreciation and amortization of restaurant property and equipment	1,466	1,526
Other operating expenses	8,407	8,456
Total restaurant operating expenses	36,529	35,016
General and administrative expenses	2,444	2,161
Operating income	1,776	1,548
Other income (expense):
Interest expense	(424)	(486)
Other, net	20	19
Total other expense	(404)	(467)
Income before income taxes	1,372	1,081
Income tax provision	(310)	(284)
Net income	$1,062	$797

Basic earnings per share	$.18	$.13
Diluted earnings per share	$.18	$.13

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	April 3	April 4
	2011	2010
Cash flows from operating activities:
Net income	$1,062	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,481	1,541
Share-based compensation expense	119	118
Other	63	69
Changes in assets and liabilities:
Accounts and notes receivable	143	576
Income taxes receivable	297	201
Prepaid expenses and other current assets	(652)	4
Accounts payable	(1,122)	711
Accrued expenses and other current liabilities	(882)	(1,690)
Other, net	(362)	(217)
Net cash provided by operating activities	147	2,110

Cash flows from investing activities:
Purchase of property and equipment	(727)	(507)
Other investing activities	(106)	(73)
Net cash used in investing activities	(833)	(580)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(336)	(475)
Decrease in bank overdraft	-	(1,436)
Other financing activities	37	-
Net cash used in financing activities	(299)	(1,911)

Decrease in cash and cash equivalents	(985)	(381)

Cash and cash equivalents at beginning of period	8,602	5,613

Cash and cash equivalents at end of period	$7,617	$5,232

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$549	$219
Property and equipment obligations accrued at end of period	$238	$293

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 3, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Net income and comprehensive income are the same for all periods presented.

Note B – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Quarter Ended
	April 3	April 4
	2011	2010
Numerator:
Net income (numerator for basic and diluted earnings per share)	$1,062	$797
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,978	5,947
Effect of dilutive securities	80	17
Adjusted weighted average shares (denominator for diluted earnings per share)	6,058	5,964

Basic earnings per share	$.18	$.13
Diluted earnings per share	$.18	$.13

The calculations of diluted earnings per share exclude options for the purchase of 483,500 and 1,004,000 shares of the Company’s common stock for the quarters ended April 3, 2011 and April 4, 2010, respectively, because the effect of their inclusion would be anti-dilutive.

Note C – Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective tax rate and provide for income taxes by applying that rate to year-to-date operating results.  For the quarter ended April 3, 2011, the Company’s income tax provision is based on an estimated effective tax rate of 22.6% for fiscal 2011. Because the Company was unable to make a reliable estimate of the annual effective tax rate for 2010, income taxes for the quarter ended April 4, 2010 were calculated based on the actual effective rate for that period, which was 26.3% of income before income taxes.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained through April 3, 2011 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Note D – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these ten leases as of April 3, 2011, was approximately $1,600,000.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to four years.  The total estimated amount of lease payments remaining on these 12 leases as of April 3, 2011, was approximately $900,000.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these four leases as of April 3, 2011, was approximately $600,000.

The Company is from time to time subject to routine litigation incidental to its business.  The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note E — Fair Value Measurements

As of April 3, 2011 and January 2, 2011, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $19,005,000 and $17,843,000, respectively, as of April 3, 2011 compared to $19,331,000 and $17,875,000, respectively, at January 2, 2011.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the first quarter of fiscal 2011 or 2010.

Note F — Recent Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the financial statements as a result of future adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At April 3, 2011, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods.  In addition, the Company’s restaurants which opened in late 2007 and 2008 have experienced particular difficulties in building sales and certain of them are having a significant negative impact on the Company’s profitability.  Same store sales were positive in the fourth quarter of 2009 and have remained positive during 2010 as well as the first quarter of 2011.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.  Some of the Company’s restaurants have experienced losses for considerably longer periods.  No restaurants have been opened since 2008, and none are planned for 2011.

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 3	April 4
	2011	2010
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	33.0	31.5
Restaurant labor and related costs	32.4	33.1
Depreciation and amortization of restaurant property and equipment	3.6	3.9
Other operating expenses	20.6	21.8
Total restaurant operating expenses	89.6	90.4
General and administrative expenses	6.0	5.6
Operating income	4.4	4.0
Other income (expense):
Interest expense	(1.0)	(1.3)
Other, net	—	—
Total other expense	(1.0)	(1.2)
Income before income taxes	3.4	2.8
Income tax provision	0.8	0.7
Net income	2.6%	2.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly sales per restaurant (1):	$95,300	$90,300
Percent increase	5.5%

(1) The Company computes average weekly sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at the average weekly sales per restaurant.  Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation.  Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly sales per restaurant.

Net Sales

Net sales increased by $2,024,000, or 5.2%, in the first quarter of 2011 compared to the first quarter of 2010.  For the first quarter of 2011, the Company recorded average weekly sales per restaurant of $95,300, up from $90,300 in the corresponding quarter a year earlier. The Company’s average weekly same store sales per restaurant for the first quarter of 2011 were the same as the average weekly sales per restaurant because same store sales calculations are based on restaurants open for more than 18 months and no new restaurants have opened since 2008. The 5.5% increase in average weekly sales per restaurant for the first quarter of 2011 compared to the first quarter of 2010 was greater than the 5.2% increase in total net sales because of the exclusion from the weekly average calculation of a total of ten restaurant days that certain restaurants were closed due to inclement weather in the first quarter of 2011.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 4.5% to $26.36 during the first quarter of 2011 compared to $25.23 during the first quarter of 2010.  Management estimates the effect of menu price increases was approximately 2.6% in the first quarter of 2011 compared to the same period of 2010.  This estimate reflects nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by customers.  Management estimates that weekly average guest counts increased by approximately 0.7% in the first quarter of 2011 compared to the first quarter of 2010.

Management believes that the same store sales decreases experienced by the Company during 2009 were primarily due to a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing during 2010 and the first quarter of 2011.  Management is encouraged by these trends which it believes are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on operational excellence and having avoided discounting or promotional programs during the recent recession.  However, there can be no assurance that recent favorable trends will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build sales back to or above pre-recession levels.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 89.6% of net sales in the first quarter of 2011 from 90.4% in the first quarter of 2010 due primarily to the impact of increased sales.  Restaurant operating margins (net sales minus total restaurant operating expenses divided by net sales) increased to 10.4% in the first quarter of 2011 from 9.6% in the comparable period of 2010.

Cost of sales, which includes the cost of food and beverages, for the first quarter of 2011 was 33.0% of net sales, up from 31.5% of net sales in the corresponding period of 2010.  This increase was due primarily to an estimated 8% increase in food input costs during the first quarter of 2011 compared to the same period of 2010. Management estimates that produce costs in the first quarter of 2011 were more than 20% higher than the corresponding period of 2010, while seafood and beef costs increased by approximately 9.0% and 7.5%, respectively.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times entered into fixed price purchase agreements for beef, it has purchased beef at weekly market prices since early 2008.  Management believes that purchasing beef at weekly market prices has generally been beneficial to the Company since that time.  However, prices paid for beef were higher in 2010 than in 2009, and management anticipates that prices for beef in 2011 will exceed those paid in 2010, perhaps substantially.

Restaurant labor and related costs decreased to 32.4% of net sales in the first quarter of 2011 from 33.1% in the same period of 2010 as the effect of higher sales more than offset additional payroll tax expense associated with increased rates in many of the states where the Company operates restaurants.  Restaurant management staffing levels were also lower in the first quarter of 2011 than in the same period of 2010.

Depreciation and amortization of restaurant property and equipment decreased by $60,000 in the first quarter of 2011 compared to the first quarter of 2010 primarily due to certain equipment becoming fully depreciated subsequent to the first quarter of 2010.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 20.6% of net sales in the first quarter of 2011 from 21.8% of net sales in the first quarter of 2010 primarily due to the effect of higher sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $283,000, or 13.1%, in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher restaurant management training costs and the inclusion of incentive compensation accruals in the 2011 period.  Management training costs were higher in the first quarter of 2011 compared to the first quarter of 2010 primarily due to attrition of personnel and are expected to remain higher throughout 2011 than in 2010.

Other Income (Expense)

Interest expense totaled $424,000 during the first quarter of 2011 compared to $486,000 for the corresponding quarter of 2010. The decrease in the 2011 period was primarily related to the effect of the Company’s prepayment of a term loan totaling approximately $2,400,000 during the third quarter of 2010 and lower interest expense on the Company’s mortgage loan because of reductions in the outstanding balance of the loan resulting from scheduled principal payments.

Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective tax rate and provide for income taxes by applying that rate to year-to-date operating results.  For the quarter ended April 3, 2011, the Company’s income tax provision is based on an estimated effective tax rate of 22.6% for fiscal 2011. Because the Company was unable to make a reliable estimate of the annual effective tax rate for 2010, income taxes for the quarter ended April 4, 2010 were calculated based on the actual effective rate for that period, which was 26.3% of income before income taxes.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained through April 3, 2011 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Outlook

Management is pleased with the Company’s sales and operating performance improvements in recent quarters, and management’s outlook for 2011 is that as the economy continues to recover, the Company should continue to post same store sales growth. While same store sales for the second quarter of 2011 have increased generally in line with the increase recognized during the first quarter of 2011, management remains concerned that the effects of high gasoline prices and still uncertain economic conditions could affect consumer discretionary spending and have a negative impact on the Company’s sales performance during the year.  Management is also quite concerned about the possible impact of increases in food commodity costs, which the Company is currently experiencing and which are expected to continue during 2011.  The effects of food cost increases during 2011 could continue to be significant, and management is in the process of implementing a plan to reformat the Company’s menus to include separate lunch and dinner menus in each restaurant and is increasing menu prices modestly, primarily on some of the Company’s dinner menu items.  However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.

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

Cash and cash equivalents as of April 3, 2011 was $7,617,000 compared to $8,602,000 at the end of 2010.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities. Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

Management currently estimates that cash expenditures for improvements and asset replacements and additions related to the Company’s restaurants in 2011 will be approximately $4,000,000 to $4,500,000, including costs for the expansion of one of the Company’s restaurants.  Management is also evaluating the possibility of making significant improvements to another of the Company’s older restaurants which could increase estimated cash expenditures later during the year.  Management does not plan to open any new restaurants in 2011 and is opting to remain cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all.

On May 22, 2009, the Company entered into a bank loan agreement which provided two credit facilities, including a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  During the third quarter of 2010, the Company prepaid without penalty the remaining balance of $2,400,000 outstanding on the term loan using cash and cash equivalents on hand at that time.  The revolving line of credit remains in place on the same terms that were in effect prior to the prepayment of the term loan and is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.  No amounts were outstanding under the revolving line of credit at April 3, 2011, or subsequent to that time through May 17, 2011.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25,000,000, had an outstanding balance of $19,005,000 as of April 3, 2011.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,200,000 as of April 3, 2011.

The Company believes that cash and cash equivalents on hand as of April 3, 2011 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2011.  The Company was in compliance with the financial covenants of its debt agreements as of April 3, 2011.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

As of May 17, 2011, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of April 3, 2011, is as follows:

Wendy’s restaurants (14 leases)	$2,200,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	900,000
Total contingent liability related to assigned leases	$3,100,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

 CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest count levels and  maintain or increase  sales and operating margins in its restaurants under weak economic conditions, which may continue indefinitely and which could worsen, potentially resulting in additional asset impairment charges and/or restaurant closures and charges associated therewith; the effect of  higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; increases in food input costs or product shortages and the Company’s response to them; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; the potential impact of mandated food content labeling and disclosure legislation; expenses incurred if the Company is the subject of claims or litigation, including matters resulting from complaints or allegations from current, former or prospective employees, or increased governmental regulation; the impact associated with recently passed federal health care reform legislation, including the operating costs necessary to comply with applicable health care benefit requirements; the impact of tax audits conducted by the Internal Revenue Service and various state tax authorities; increases in the minimum wage the Company is required to pay; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations of quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and The NASDAQ Stock Market. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011 for a description of a number of risks and uncertainties which could affect actual results.

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

J. ALEXANDER’S CORPORATION

Date: May 18, 2011	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2011	/s/ R. Gregory Lewis
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