Form 10-Q
period 2011-07-03
ALEXANDERS J CORP
filed 2011-08-17
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 3, 2011

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

As of August 15, 2011, 5,993,453 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	July 3	January 2
	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,545	$8,602
Income taxes receivable	319	306
Accounts and notes receivable	1,898	2,390
Inventories	1,398	1,262
Prepaid expenses and other current assets	1,370	1,348
TOTAL CURRENT ASSETS	14,530	13,908

OTHER ASSETS	1,803	1,684

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $63,743 and $61,313 as of July 3, 2011 and January 2, 2011,
respectively	73,103	74,699

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $950 and $898 as
of July 3, 2011 and January 2, 2011, respectively	458	508
	$90,046	$90,951

	July 3	January 2
	2011	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,357	$4,355
Accrued expenses and other current liabilities	5,382	5,820
Unearned revenue	1,263	1,858
Current portion of long-term debt and obligations under capital leases	992	1,038
TOTAL CURRENT LIABILITIES	10,994	13,071

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES,
net of portion classified as current	17,929	18,479

OTHER LONG-TERM LIABILITIES	11,223	10,871

STOCKHOLDERS’ EQUITY

Common Stock, par value $.05 per share: Authorized 10,000,000 shares;
issued and outstanding 5,993,453 and 5,966,942 shares as of July 3, 2011
and January 2, 2011, respectively	300	298
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	-	-
Additional paid-in capital	34,434	34,185
Retained earnings	15,166	14,047
TOTAL STOCKHOLDERS’ EQUITY	49,900	48,530
Commitments and Contingencies
	$90,046	$90,951

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2011	2010	2011	2010
Net sales	$38,564	$36,336	$79,313	$75,061
Costs and expenses:
Cost of sales	12,801	11,774	26,253	23,975
Restaurant labor and related costs	13,007	12,518	26,211	25,351
Depreciation and amortization of restaurant property and equipment	1,477	1,493	2,943	3,019
Other operating expenses	8,430	8,163	16,837	16,619
Total restaurant operating expenses	35,715	33,948	72,244	68,964
General and administrative expenses	2,391	2,278	4,835	4,439
Operating income	458	110	2,234	1,658
Other income (expense):
Interest expense	(419)	(482)	(843)	(967)
Other, net	8	15	28	33
Total other expense	(411)	(467)	(815)	(934)
Income (loss) before income taxes	47	(357)	1,419	724
Income tax benefit (provision)	10	383	(300)	99
Net income	$57	$26	$1,119	$823

Basic earnings per share	$.01	$-	$.19	$.14
Diluted earnings per share	$.01	$-	$.18	$.14

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	July 3	July 4
	2011	2010
Cash flows from operating activities:
Net income	$1,119	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,972	3,048
Share-based compensation expense	195	237
Other	78	116
Changes in assets and liabilities:
Accounts and notes receivable	492	920
Income taxes receivable	(13)	(279)
Prepaid expenses and other current assets	(22)	(77)
Accounts payable	(980)	286
Accrued expenses and other current liabilities	(438)	(580)
Other, net	(393)	(97)
Net cash provided by operating activities	3,010	4,397

Cash flows from investing activities:
Purchase of property and equipment	(1,510)	(981)
Other investing activities	(16)	(73)
Net cash used in investing activities	(1,526)	(1,054)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(596)	(880)
Decrease in bank overdraft	-	(2,594)
Other financing activities	55	17
Net cash used in financing activities	(541)	(3,457)

Increase (decrease) in cash and cash equivalents	943	(114)

Cash and cash equivalents at beginning of period	8,602	5,613

Cash and cash equivalents at end of period	$9,545	$5,499

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$549	$219
Property and equipment obligations accrued at end of period	$531	$476

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 3, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Net income and comprehensive income are the same for all periods presented.

Note B – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	July 3	July 4	July 3	July 4
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income (numerator for basic and diluted earnings per share)	$57	$26	$1,119	$823
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,991	5,951	5,984	5,949
Effect of dilutive securities	97	62	89	40
Adjusted weighted average shares (denominator for diluted earnings per share)	6,088	6,013	6,073	5,989

Basic earnings per share	$.01	$-	$.19	$.14
Diluted earnings per share	$.01	$-	$.18	$.14

The calculations of diluted earnings per share exclude options for the purchase of 483,500 shares of the Company’s common stock for the quarter and six-month period ended July 3, 2011, and 727,000 shares of the Company’s common stock for the quarter and six-month period ended July 4, 2010, because the effect of their inclusion would be anti-dilutive. Subsequent to July 3, 2011, 223,000 options to purchase common stock at a market price of $5.50 were issued to members of the Board of Directors as well as to selected management employees.

Note C – Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date operating results.  For the first half of 2011, the Company’s income tax provision is based on an estimated effective tax rate of 21.1% for fiscal 2011. Because the Company was unable as of the end of the first six months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first six months of 2010 were calculated based on the actual effective rate computed for that period. In addition, in the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it had determined would be implemented in connection with accelerating certain tax deductions for the 2009 tax year.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of July 3, 2011 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

The Internal Revenue Service is currently conducting an examination of the Company’s federal income tax returns for fiscal years 2008 and 2009.

Note D – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated maximum amount of lease payments remaining on these ten leases as of July 3, 2011, was approximately $1,500,000.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these 12 leases as of July 3, 2011, was approximately $800,000.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these four leases as of July 3, 2011, was approximately $500,000.

The Company is from time to time subject to routine litigation incidental to its business.  The Company believes that the results of such legal proceedings will not have a materially adverse effect on the Company’s financial condition, operating results or liquidity.

Note E — Fair Value Measurements

As of July 3, 2011 and January 2, 2011, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $18,755,000 and $17,633,000, respectively, as of July 3, 2011 compared to $19,331,000 and $17,875,000, respectively, at January 2, 2011.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the second quarter of fiscal 2011 or 2010.

Note F — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At July 3, 2011, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods. In addition, the Company’s restaurants which opened in late 2007 and 2008 have experienced particular difficulties in building sales and certain of them are having a significant negative impact on the Company’s profitability.  Same store sales were positive in the fourth quarter of 2009 and have remained positive during 2010 as well as the first two quarters of 2011.

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

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	July 3	July 4	July 3	July 4
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.2	32.4	33.1	31.9
Restaurant labor and related costs	33.7	34.5	33.0	33.8
Depreciation and amortization of restaurant property and equipment	3.8	4.1	3.7	4.0
Other operating expenses	21.9	22.5	21.2	22.1
Total restaurant operating expenses	92.6	93.4	91.1	91.9
General and administrative expenses	6.2	6.3	6.1	5.9
Operating income	1.2	0.3	2.8	2.2
Other income (expense):
Interest expense	(1.1)	(1.3)	(1.1)	(1.3)
Other, net	-	-	-	-
Total other expense	(1.1)	(1.3)	(1.0)	(1.2)
Income (loss) before income taxes	0.1	(1.0)	1.8	1.0
Income tax benefit (provision)	-	1.1	(0.4)	0.1
Net income	0.1%	0.1%	1.4%	1.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly sales per restaurant (1)	$89,900	$84,800	$92,600	$87,500
Percent increase	6.0%		5.8%

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

Net Sales

Net sales increased by $2,228,000, or 6.1%, in the second quarter of 2011 compared to the second quarter of 2010 and by $4,252,000, or 5.7%, in the first half of 2011 compared to the first half of 2010.  For the second quarter of 2011, the Company recorded average weekly sales per restaurant of $89,900, up from $84,800 in the corresponding quarter a year earlier.  For the first half of 2011, average weekly sales per restaurant totaled $92,600, up from $87,500 in the first half of 2010.  The Company’s average weekly same store sales per restaurant for the second quarter of 2011 and the first half of 2011 were the same as the average weekly sales per restaurant for those periods because same store sales calculations are based on restaurants open for more than 18 months and no new restaurants have opened since 2008.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 4.0% to $26.03 in the second quarter of 2011 from $25.02 in the second quarter of 2010 and by 4.3% to $26.20 for the first half of 2011 from $25.13 for the first half of 2010.  Management estimates that the effect of menu price increases was approximately 2.5% in both the second quarter and first six months of 2011, compared to the corresponding periods of 2010.  These estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.  Management estimates that weekly average guest counts increased by approximately 1.9% and 1.3% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.

Management believes that the same store sales increases experienced by the Company during 2010 and the first two quarters of 2011 are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on operational excellence and having avoided discounting or promotional programs during the recent recession.  While management has been encouraged by recent favorable same store sales trends, there can be no assurance that such trends will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build average weekly sales per restaurant back to or above pre-recession levels.  Management cannot predict the effect, if any, of the recent downgrade of the United States sovereign debt by Standard & Poor’s on the national economy or consumer spending patterns in general.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 92.6% of net sales in the second quarter of 2011 from 93.4% in the second quarter of 2010 and to 91.1% of net sales in the first half of 2011 from 91.9% of net sales in the first half of 2010 due primarily to the impact of higher sales.  Restaurant operating margins increased to 7.4% in the second quarter of 2011 from 6.6% in the comparable period of 2010 and to 8.9% in the first half of 2011 from 8.1% in the same period of 2010.

Cost of sales, which includes the cost of food and beverages, increased to 33.2% of net sales in the second quarter of 2011 from 32.4% of net sales in the corresponding period of 2010 and to 33.1% of net sales for the first half of 2011 from 31.9% of net sales in the first half of 2010.  These increases were due primarily to estimated increases of 6% and 7% in food input costs during the second quarter and first half of 2011, respectively, compared to the corresponding periods of 2010.  Input prices increased during 2011 versus the same periods of 2010 in virtually all major food cost categories, with the most significant increases during the second quarter being experienced in dairy, seafood and produce products.  Beef prices were also up notably for the first half of 2011 compared to the first half of 2010.

Beef purchases represent the largest component of the Company’s cost of sales and comprise approximately 25% to 30% of this expense category.  Although the Company has at times in the past entered into fixed price purchase agreements for beef, it has purchased beef at weekly market prices since early 2008. Management believes that purchasing beef at weekly market prices has generally been beneficial to the Company since that time.  However, prices paid for beef were higher in 2010 than in 2009, and higher in 2011 to date than in the comparable period of 2010.  Management anticipates that prices paid for beef for the remainder of 2011 will exceed those paid in 2010, perhaps substantially.

Restaurant labor and related costs decreased to 33.7% of net sales in the second quarter of 2011 from 34.5% in the same period of 2010 and to 33.0% of net sales for the first half of 2011 compared to 33.8% for the corresponding period of 2010 as the effects of higher sales more than offset additional payroll tax expense associated with increased rates in many of the states where the Company operates restaurants.  Restaurant management staffing levels were also lower in the second quarter and first half of 2011 than in the same periods of 2010.

Depreciation and amortization of restaurant property and equipment decreased by $16,000 in the second quarter of 2011 and $76,000 for the first six months of 2011 compared to the corresponding periods of 2010 primarily due to restaurant equipment which became fully depreciated subsequent to the second quarter of 2010.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 21.9% of net sales in the second quarter of 2011 from 22.5% of net sales in the second quarter of 2010 and to 21.2% of net sales for the first six months of 2011 from 22.1% in the comparable period of 2010 due primarily to the effect of higher sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $113,000 in the second quarter of 2011 and by $396,000 for the first six months of 2011 compared to the comparable periods of 2010 due primarily to higher restaurant management training costs and the inclusion of incentive compensation accruals in the 2011 periods.  Management training costs were higher in the first half of 2011 compared to the first half of 2010 primarily due to attrition of personnel and are expected to remain higher throughout 2011 than in 2010.

Other Income (Expense)

Interest expense totaled $419,000 and $843,000 during the second quarter and first half of 2011, respectively, compared to $482,000 and $967,000, respectively, for the corresponding periods of 2010.  The decreases in the 2011 periods were primarily related to the effect of the Company’s prepayment of a term loan totaling approximately $2,400,000 during the third quarter of 2010 and lower interest expense on the Company’s mortgage loan because of reductions in the outstanding balance of the loan resulting from scheduled principal payments.

Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date operating results.  For the first half of 2011, the Company’s income tax provision is based on an estimated effective tax rate of 21.1% for fiscal 2011. Because the Company was unable as of the end of the first six months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first six months of 2010 were calculated based on the actual effective rate computed for that period. In addition, in the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it had determined would be implemented in connection with accelerating certain tax deductions for the 2009 tax year.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of July 3, 2011 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Outlook

Management is pleased with the Company’s sales and operating performance improvements in recent quarters, and management’s outlook for the remainder of 2011 is that if the economy continues to recover, the Company should continue to post same store sales growth.  While same store sales for the third quarter of 2011 have remained positive, management remains concerned that the effects of high gasoline prices and still uncertain economic conditions, including the recent downgrade of the sovereign debt of the United States by Standard & Poor’s, could affect consumer discretionary spending and have a negative impact on the Company’s sales performance during the remainder of the year.  Management also remains concerned about the possible impact of increases in food commodity costs, which the Company is currently experiencing and which are expected to continue during the remainder of 2011.  The effects of food cost increases during 2011 could continue to be significant, and management is in the process of evaluating menu pricing at certain of its restaurants in anticipation of an increase in prices during the third quarter of 2011.  However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.

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

Cash and cash equivalents as of July 3, 2011 was $9,545,000 compared to $8,602,000 at the end of 2010.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities.

While management generally expects that future cash flows from operating activities will vary primarily as a result of future operating results, the Company’s cash flow from operating activities is expected to decrease in the third quarter of 2011 as a result of an election by the Company to use a payment plan offered by one of the major credit card issuers which will increase the number of days for cash settlement of credit card charges receivable from that issuer.  This change is being made because it will lower the merchant discount rate paid by the Company; however, the change will increase accounts receivable and decrease cash flow from operating activities by an estimated $3,000,000 for the third quarter of 2011.  The Company can elect to revert to the previous settlement terms at any time.

Management currently estimates that cash expenditures for improvements and asset replacements and additions related to the Company’s restaurants in 2011 will be approximately $4,000,000, including costs for the expansion of one of the Company’s restaurants.  Management does not plan to open any new restaurants in 2011 and is opting to remain cautious until there is a clearer picture of the future of the economy and the results of its newer restaurants improve to more acceptable levels before making any additional commitments for new restaurants.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all.

On May 22, 2009, the Company entered into a bank loan agreement which provided two credit facilities, including a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  During the third quarter of 2010, the Company prepaid without penalty the remaining balance of $2,400,000 outstanding on the term loan using cash and cash equivalents on hand at that time.  The revolving line of credit remains in place on the same terms that were in effect prior to the prepayment of the term loan and is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.  No amounts were outstanding under the revolving line of credit at July 3, 2011, or subsequent to that time through August 15, 2011.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25,000,000, had an outstanding balance of $18,755,000 as of July 3, 2011.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,040,000 as of July 3, 2011.

The Company believes that cash and cash equivalents on hand as of July 3, 2011 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2011.  The Company was in compliance with the financial covenants of its debt agreements as of July 3, 2011.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

          As of August 15, 2011, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of July 3, 2011, is as follows:

Wendy’s restaurants (14 leases)	$2,000,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	800,000
Total contingent liability related to assigned leases	$2,800,000

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

J. ALEXANDER’S CORPORATION

Date: August 17, 2011	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2011	/s/ R. Gregory Lewis
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

Exhibit 101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 3, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements

20