Form 10-Q
period 2011-10-02
ALEXANDERS J CORP
filed 2011-11-16
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 2, 2011

or

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

As of November 14, 2011, 5,993,453 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	October 2	January 2
	2011	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,327	$8,602
Income taxes receivable	542	306
Accounts and notes receivable	5,261	2,390
Inventories	1,341	1,262
Prepaid expenses and other current assets	1,827	1,348
TOTAL CURRENT ASSETS	14,298	13,908

OTHER ASSETS	1,792	1,684

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $65,002 and $61,313 as of October 2, 2011 and January 2,
2011, respectively	72,104	74,699

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $976 and $898
as of October 2, 2011 and January 2, 2011, respectively	434	508
	$88,780	$90,951

	October 2	January 2
	2011	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,954	$4,355
Accrued expenses and other current liabilities	5,503	5,820
Unearned revenue	1,159	1,858
Current portion of long-term debt and obligations under capital leases	1,100	1,038
TOTAL CURRENT LIABILITIES	10,716	13,071

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES,
net of portion classified as current	17,648	18,479

OTHER LONG-TERM LIABILITIES	11,060	10,871

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares;
issued and outstanding 5,993,453 and 5,966,942 shares as of October 2,
2011 and January 2, 2011, respectively	300	298
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	-	-
Additional paid-in capital	34,496	34,185
Retained earnings	14,560	14,047
TOTAL STOCKHOLDERS’ EQUITY	49,356	48,530
Commitments and Contingencies
	$88,780	$90,951

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2011	2010	2011	2010
Net sales	$36,944	$35,164	$116,257	$110,225
Costs and expenses:
Cost of sales	12,260	11,357	38,513	35,332
Restaurant labor and related costs	12,926	12,375	39,137	37,726
Depreciation and amortization of restaurant
property and equipment	1,490	1,469	4,433	4,488
Other operating expenses	8,432	8,200	25,269	24,819
Total restaurant operating expenses	35,108	33,401	107,352	102,365
General and administrative expenses	2,387	2,291	7,222	6,730
Operating income (loss)	(551)	(528)	1,683	1,130
Other income (expense):
Interest expense	(414)	(465)	(1,257)	(1,432)
Other, net	38	(19)	66	14
Total other expense	(376)	(484)	(1,191)	(1,418)
Income (loss) before income taxes	(927)	(1,012)	492	(288)
Income tax benefit	321	2,490	21	2,589
Net income (loss)	$(606)	$1,478	$513	$2,301

Basic earnings (loss) per share	$(.10)	$.25	$.09	$.39
Diluted earnings (loss) per share	$(.10)	$.25	$.08	$.38

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Nine Months Ended
	October 2	October 3
	2011	2010
Cash flows from operating activities:
Net income	$513	$2,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,476	4,531
Share-based compensation expense	258	316
Other	172	221
Changes in assets and liabilities:
Accounts and notes receivable	(2,871)	464
Income taxes receivable	(155)	(2,761)
Prepaid expenses and other current assets	(479)	(505)
Accounts payable	(1,268)	(551)
Accrued expenses and other current liabilities	(399)	(669)
Other, net	(593)	60
Net cash (used in) provided by operating activities	(346)	3,407

Cash flows from investing activities:
Purchase of property and equipment	(2,199)	(1,785)
Other investing activities	(16)	(73)
Net cash used in investing activities	(2,215)	(1,858)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(769)	(3,732)
Decrease in bank overdraft	-	(1,929)
Other financing activities	55	31
Net cash used in financing activities	(714)	(5,630)

Decrease in cash and cash equivalents	(3,275)	(4,081)

Cash and cash equivalents at beginning of period	8,602	5,613

Cash and cash equivalents at end of period	$5,327	$1,532

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$549	$219
Property and equipment obligations accrued at end of period	$416	$571

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 2, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Net income (loss) and comprehensive income (loss) are the same for all periods presented.

Note B – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
(In thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income (loss) (numerator for basic and diluted earnings (loss) per share)	$(606)	$1,478	$513	$2,301
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	5,993	5,960	5,987	5,953
Effect of dilutive securities	-	31	97	37
Adjusted weighted average shares (denominator for diluted earnings (loss)
per share)	5,993	5,991	6,084	5,990

Basic earnings (loss) per share	$(.10)	$.25	$.09	$.39
Diluted earnings (loss) per share	$(.10)	$.25	$.08	$.38

Due to the net loss incurred in the third quarter of 2011, the calculation of diluted loss per share excludes all outstanding options to purchase 1,018,625 shares of the Company’s common stock because the effect of their inclusion would be anti-dilutive. The calculations of diluted earnings per share exclude options for the purchase of 386,000 shares of the Company’s common stock for the nine-month period ended October 2, 2011, and 718,000 and 714,000 shares of the Company’s common stock for the quarter and nine-month period ended October 3, 2010, respectively, because the effect of their inclusion would be anti-dilutive.

Note C – Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date operating results.  For the first nine months of 2011, the Company’s income tax provision is based on an estimated effective tax rate of 22.1% for fiscal 2011. It also includes a discrete expense item totaling $132,000 related to completion of the Internal Revenue Service’s field examination of the Company’s income tax returns for fiscal years 2008 and 2009 and related tax refunds for previous fiscal years and a benefit of $255,000, also recorded as a discrete item, related to the expiration of the statute of limitations associated with previously unrecognized tax benefits and related interest expense. The final results of the Internal Revenue Service’s audit of the fiscal 2008 and 2009 income tax returns are subject to final approval by the U.S. Congress Joint Committee on Taxation.  As of November 14, 2011, periods subject to examination for the Company’s federal income tax returns are the 2008 through 2010 tax years. During the third quarter of 2011, the Internal Revenue Service commenced an employment tax audit related to 2009 and 2010.

Because the Company was unable as of the end of the first nine months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first nine months of 2010 were calculated based on the actual effective rate computed for that period. In addition, in the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it had determined would be implemented in connection with accelerating certain tax deductions for the 2009 tax year. During the third quarter of 2010 the Company recorded additional tax benefits of approximately $2,100,000 related to other tax strategies that were implemented during that period prior to the filing of the 2009 federal tax return. The tax benefits recognized in the third quarter of 2010 included additional depreciation deductions based on an asset cost segregation study completed during the quarter. The Company filed for and received a federal tax refund of approximately $2,900,000 related to tax losses generated in fiscal 2009 and carried back to previous years in which the Company had paid taxes.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of October 2, 2011 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Note D – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated maximum amount of lease payments remaining on these ten leases as of October 2, 2011, was approximately $1,300,000.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated maximum amount of lease payments remaining on these 12 leases as of October 2, 2011, was approximately $700,000.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these four leases as of October 2, 2011, was approximately $500,000.

The Company is the subject of a lawsuit, Dionne Michelle Williams-Green v. J. Alexander’s Restaurants, Inc., pending in the United States District Court for the Northern District of Illinois.  The plaintiff is a former hourly employee of the Company in Illinois who seeks to represent a class of other hourly employees who worked for the Company in Illinois.  The complaint alleges that the Company operated an invalid tip share pool and failed to pay overtime and off-the-clock wages to certain Illinois employees in violation of Illinois law.  Plaintiff seeks monetary damages on behalf of herself and the class.

In September 2011, the court granted the Company’s motion for summary judgment dismissing plaintiff’s claims for failure to pay overtime and off-the-clock wages, but denied the Company’s motion for summary judgment on plaintiff’s claim that it operated an invalid tip share pool.  The court also certified a class of all persons who worked for the Company in Illinois as hourly employees at any time since August 16, 2002, and who participated in one or more tip pools.  In October 2011, the Company’s request for permission to appeal the court’s order granting class certification was denied.

The Company believes it has meritorious defenses to plaintiff’s claims, and it intends to vigorously defend the lawsuit.  While the potential financial impact of this case is not determinable at this time, the Company expects that it may incur significant expense in defending the claim associated with this litigation.  There can be no assurance, however, that the Company will be successful in defending the claim. An adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.  No accrual for this contingency has been made in the Company’s condensed consolidated financial statements.

As described in Note C, the Company is currently undergoing a federal employment tax audit for 2009 and 2010.  The potential financial impact of this audit is not determinable at this time.

In addition to the matters described above, the Company is from time to time subject to routine litigation and claims incidental to its business, including actions with respect to federal and state tax matters, labor-related claims and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. However, management believes that, based on current knowledge, the final outcome of these other matters will not have a material adverse effect on the Company’s financial condition, operating results or liquidity. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

Note E – Fair Value Measurements

As of October 2, 2011 and January 2, 2011, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $18,591,000 and $18,509,000, respectively, as of October 2, 2011 compared to $19,331,000 and $17,875,000, respectively, at January 2, 2011.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the third quarter of fiscal 2011 or 2010.

Note F – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At October 2, 2011, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during 2008 and the first three quarters of 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods. In addition, the Company’s restaurants which opened in late 2007 and 2008 have experienced particular difficulties in building sales and certain of them are having a significant negative impact on the Company’s profitability.  Same store sales were positive in the fourth quarter of 2009 and have remained positive for each subsequent quarter.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.  Some of the Company’s restaurants have experienced losses for considerably longer periods.  No restaurants have been opened since 2008, and none will open in 2011.

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Nine Months Ended
	October 2	October 3	October 2	October 3
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.2	32.3	33.1	32.1
Restaurant labor and related costs	35.0	35.2	33.7	34.2
Depreciation and amortization of restaurant property and equipment	4.0	4.2	3.8	4.1
Other operating expenses	22.8	23.3	21.7	22.5
Total restaurant operating expenses	95.0	95.0	92.3	92.9
General and administrative expenses	6.5	6.5	6.2	6.1
Operating income (loss)	(1.5)	(1.5)	1.4	1.0
Other income (expense):
Interest expense	(1.1)	(1.3)	(1.1)	(1.3)
Other, net	0.1	(0.1)	0.1	-
Total other expense	(1.0)	(1.4)	(1.0)	(1.3)
Income (loss) before income taxes	(2.5)	(2.9)	0.4	(0.3)
Income tax benefit	0.9	7.1	-	2.3
Net income (loss)	(1.6)%	4.2%	0.4%	2.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly sales per restaurant (1)	$86,100	$82,000	$90,400	$85,700
Percent increase	5.0%		5.5%

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

Net Sales

Net sales increased by $1,780,000, or 5.1%, in the third quarter of 2011 compared to the third quarter of 2010 and by $6,032,000, or 5.5%, in the first nine months of 2011 compared to the first nine months of 2010.  For the third quarter of 2011, the Company recorded average weekly sales per restaurant of $86,100, up from $82,000 in the corresponding quarter a year earlier.  For the first nine months of 2011, average weekly sales per restaurant totaled $90,400, up from $85,700 in the first nine months of 2010.  The Company’s average weekly same store sales per restaurant for the third quarter of 2011 and the first nine months of 2011 were the same as the average weekly sales per restaurant for those periods because same store sales calculations are based on restaurants open for more than 18 months and no new restaurants have opened since 2008.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 4.5% to $26.37 in the third quarter of 2011 from $25.23 in the third quarter of 2010 and by 4.3% to $26.25 for the first nine months of 2011 from $25.16 for the first nine months of 2010.  Management estimates that the effect of menu price increases was approximately 2.5% in both the third quarter and first nine months of 2011, compared to the corresponding periods of 2010.  These estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts effectively paid by the customer.  Management estimates that weekly average guest counts increased by approximately 0.3% and 0.9% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.

Management believes that the same store sales increases experienced by the Company during 2010 and 2011 are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on operational excellence and having avoided discounting or promotional programs during the recent recession.  While management has been encouraged by recent favorable same store sales trends, there can be no assurance that such trends will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to build average weekly sales per restaurant back to or above pre-recession levels.

Restaurant Costs and Expenses

Total restaurant operating expenses were 95.0% of net sales in both the third quarter of 2011 and the comparable quarter of 2010 with higher cost of sales during the 2011 period offset by decreases in other cost categories due primarily to higher sales levels.  Total restaurant operating expenses decreased to 92.3% of net sales in the first nine months of 2011 from 92.9% of net sales in the first nine months of 2010 due primarily to the impact of higher sales which more than offset an increase in cost of sales.  Restaurant operating margins totaled 5.0% in both the third quarter of 2011 and the comparable period of 2010 and increased to 7.7% in the first nine months of 2011 from 7.1% in the same period of 2010.

Cost of sales, which includes the cost of food and beverages, increased to 33.2% of net sales in the third quarter of 2011 from 32.3% of net sales in the corresponding period of 2010 and to 33.1% of net sales for the first nine months of 2011 from 32.1% of net sales in the comparable period of 2010.  These increases were due primarily to increases of approximately 7% in food input costs during both the third quarter and first nine months of 2011 compared to the corresponding periods of 2010.  Input prices increased during 2011 versus the same periods of 2010 in all major food cost categories except poultry, with the most significant increases during the third quarter being experienced in beef, seafood, dairy and produce products.

Approximately 25% to 30% of cost of sales is comprised of beef purchases which are made at weekly market prices.  Prices paid for beef have been higher in 2011 to date than in the comparable period of 2010 and management anticipates that prices paid for beef for the remainder of 2011 will substantially exceed those paid in 2010.

Restaurant labor and related costs decreased to 35.0% of net sales in the third quarter of 2011 from 35.2% in the same period of 2010 and to 33.7% of net sales for the first nine months of 2011 compared to 34.2% for the corresponding period of 2010 as the effects of higher sales more than offset additional payroll tax expense associated with increased rates in many of the states where the Company operates restaurants.  Restaurant management staffing levels were also lower in the first nine months of 2011 when compared to the same period of 2010.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 22.8% of net sales in the third quarter of 2011 from 23.3% of net sales in the third quarter of 2010 and to 21.7% of net sales for the first nine months of 2011 from 22.5% in the comparable period of 2010 due primarily to the effect of higher sales.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $96,000 in the third quarter of 2011 and by $492,000 for the first nine months of 2011 compared to the comparable periods of 2010 due primarily to higher restaurant management training costs and the inclusion of incentive compensation accruals in the 2011 periods, which more than offset the favorable impact of lower tax advisory service fees in the 2011 periods.  Management training costs were higher in the first nine months of 2011 compared to the same period of 2010 primarily due to attrition of personnel and are expected to remain higher for the remainder of 2011 compared to 2010.

Other Income (Expense)

Interest expense totaled $414,000 and $1,257,000 during the third quarter and first nine months of 2011, respectively, compared to $465,000 and $1,432,000, respectively, for the corresponding periods of 2010.  The decreases in the 2011 periods were primarily related to the effect of the Company’s prepayment of a term loan totaling approximately $2,400,000 during the third quarter of 2010 and lower interest expense on the Company’s mortgage loan because of reductions in the outstanding balance of the loan resulting from scheduled principal payments.

Income Taxes

At the end of each interim period, companies are generally required to estimate their annual effective income tax rate and provide for income taxes by applying that rate to year-to-date operating results.  For the first nine months of 2011, the Company’s income tax provision is based on an estimated effective tax rate of 22.1% for fiscal 2011. It also includes a discrete expense item totaling $132,000 related to completion of the Internal Revenue Service’s field examination of the Company’s income tax returns for fiscal years 2008 and 2009 and related tax refunds for previous fiscal years and a benefit of $255,000, also recorded as a discrete item, related to the expiration of the statute of limitations associated with previously unrecognized tax benefits and related interest expense. The final results of the Internal Revenue Service’s audit of the fiscal 2008 and 2009 income tax returns are subject to final approval by the U.S. Congress Joint Committee on Taxation.  As of November 14, 2011, periods subject to examination for the Company’s federal income tax returns are the 2008 through 2010 tax years. During the third quarter of 2011, the Internal Revenue Service commenced an employment tax audit related to 2009 and 2010.

Because the Company was unable as of the end of the first nine months of 2010 to make what it believed was a reliable estimate of the annual effective tax rate for 2010, income taxes for the first nine months of 2010 were calculated based on the actual effective rate computed for that period. In addition, in the second quarter of 2010 the Company recorded income tax benefits of approximately $500,000 related to tax strategies which it had determined would be implemented in connection with accelerating certain tax deductions for the 2009 tax year. During the third quarter of 2010 the Company recorded additional tax benefits of approximately $2,100,000 related to other tax strategies that were implemented during that period prior to the filing of the 2009 federal tax return. The tax benefits recognized in the third quarter of 2010 included additional depreciation deductions based on an asset cost segregation study completed during the quarter. The Company filed for and received a federal tax refund of approximately $2,900,000 related to tax losses generated in fiscal 2009 and carried back to previous years in which the Company had paid taxes.

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that a valuation allowance for substantially all of its deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefit of those assets.  Such valuation allowance has been maintained as of October 2, 2011 and, as long as the Company maintains a valuation allowance for all, or substantially all, of its net deferred tax assets, the Company’s income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable which amounts will include the effect of differences between book and taxable income.

Outlook

Management is pleased with the Company’s sales and operating performance improvements in recent quarters, and management’s outlook for the remainder of 2011 is that if the economy continues to recover, the Company should continue to post same store sales growth.  While same store sales for the fourth quarter of 2011 have remained positive, management remains concerned that uncertain economic conditions could affect consumer discretionary spending and have a negative impact on the Company’s sales performance during the remainder of the year.  Management also remains concerned about the significant impact of increases in food commodity costs, particularly beef, which the Company is currently experiencing and which are expected to continue during the remainder of 2011.  Management plans to increase menu prices in the fourth quarter as aggressively as it believes is prudent given the continued fragile nature of consumer confidence and spending.  However, cost of sales as a percentage of net sales in the fourth quarter will likely remain close to if not higher than the level posted in the third quarter of 2011.  In addition, the Company expects to incur increased legal expenses relating to the defense of the legal matters disclosed above in Note D to the unaudited Condensed Consolidated Financial Statements included herein.

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

Cash and cash equivalents as of October 2, 2011 was $5,327,000 compared to $8,602,000 at the end of 2010.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities.

While management generally expects that future cash flows from operating activities will vary primarily as a result of future operating results, the Company’s cash flow from operating activities decreased in the third quarter of 2011 as a result of an election by the Company to use a payment plan offered by one of the major credit card issuers which increases the number of days for cash settlement of credit card charges receivable from that issuer.  This change was made because it lowers the merchant discount rate paid by the Company; however, the change increased accounts receivable and decreased cash flow from operating activities by $3,200,000 during the third quarter of 2011.  The Company can elect to revert to the previous settlement terms at any time.

Management currently estimates that cash expenditures for improvements and asset replacements and additions related to the Company’s restaurants in 2011 will be approximately $3,800,000 for the year, including costs for the expansion of one of the Company’s restaurants.  Management will not open any new restaurants in 2011 and remains cautious about future development.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all.

On May 22, 2009, the Company entered into a bank loan agreement which provided two credit facilities, including a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes, and a $3,000,000 term loan which funded the purchase in 2009 of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company.  During the third quarter of 2010, the Company prepaid without penalty the remaining balance of $2,400,000 outstanding on the term loan using cash and cash equivalents on hand at that time.  The revolving line of credit remains in place on the same terms that were in effect prior to the prepayment of the term loan and is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.  No amounts were outstanding under the revolving line of credit at October 2, 2011, or subsequent to that time through November 14, 2011.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25,000,000, had an outstanding balance of $18,591,000 as of October 2, 2011.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,100,000 as of October 2, 2011.

The Company believes that cash and cash equivalents on hand as of October 2, 2011 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for the remainder of 2011 as well as 2012.  The Company was in compliance with the financial covenants of its debt agreements as of October 2, 2011.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

As of November 14, 2011, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of October 2, 2011, is as follows:

Wendy’s restaurants (14 leases)	$1,800,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	700,000
Total contingent liability related to assigned leases	$2,500,000

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

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest count levels and maintain or increase sales and operating margins in its restaurants under weak economic conditions, which may continue indefinitely and which could worsen, potentially resulting in additional asset impairment charges and/or restaurant closures and charges associated therewith; the effect of  higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; increases in food input costs or product shortages and the Company’s response to them; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; the potential impact of mandated food content labeling and disclosure legislation; expenses incurred if the Company is the subject of claims or litigation, including matters resulting from complaints or allegations from current, former or prospective employees, or increased governmental regulation; the impact associated with federal health care reform legislation, including the operating costs necessary to comply with applicable health care benefit requirements; the impact of tax audits conducted by the Internal Revenue Service and various state tax authorities; increases in the minimum wage the Company is required to pay; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations of quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and The NASDAQ Stock Market. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2011 for a description of a number of risks and uncertainties which could affect actual results.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is the subject of a lawsuit, Dionne Michelle Williams-Green v. J. Alexander’s Restaurants, Inc., pending in the United States District Court for the Northern District of Illinois.  The plaintiff is a former hourly employee of the Company in Illinois who seeks to represent a class of other hourly employees who worked for the Company in Illinois.  The complaint alleges that the Company operated an invalid tip share pool and failed to pay overtime and off-the-clock wages to certain Illinois employees in violation of Illinois law.  Plaintiff seeks monetary damages on behalf of herself and the class.

In September 2011, the court granted the Company’s motion for summary judgment dismissing plaintiff’s claims for failure to pay overtime and off-the-clock wages, but denied the Company’s motion for summary judgment on plaintiff’s claim that it operated an invalid tip share pool.  The court also certified a class of all persons who worked for the Company in Illinois as hourly employees at any time since August 16, 2002, and who participated in one or more tip pools.  In October 2011, the Company’s request for permission to appeal the court’s order granting class certification was denied.

The Company believes it has meritorious defenses to plaintiff’s claims, and it intends to vigorously defend the lawsuit.  While the potential financial impact of this case is not determinable at this time, the Company expects that it may incur significant expense in defending the claim associated with this litigation.  There can be no assurance, however, that the Company will be successful in defending the claim. An adverse resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position and results of operations in the period in which the lawsuit is resolved.  No accrual for this contingency has been made in the Company’s condensed consolidated financial statements.

Item 6. Exhibits

The Exhibit Index on page 21 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: November 16, 2011	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2011	/s/ R. Gregory Lewis
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

Exhibit 101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended October 2, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements