Form 10-K
period 2012-01-01
ALEXANDERS J CORP
filed 2012-04-02
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended January 1, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§209.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on The NASDAQ Stock Market LLC (“NASDAQ Stock Market”) of such stock as of July 1, 2011, the last business day of the Company’s most recently completed second fiscal quarter, was $35,360,536, assuming solely for this purpose that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate”.

The number of shares of the Company’s Common Stock, $.05 par value, outstanding at March 30, 2012, was 5,994,453.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

Item 1. Business

J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) was organized in 1971 and, as of January 1, 2012, operated as a proprietary concept 33 J. Alexander’s full-service, casual dining restaurants located in Alabama, Arizona, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Ohio, Tennessee and Texas. J. Alexander’s is a traditional restaurant with an American menu featuring prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads and soups; assorted sandwiches, appetizers and desserts; and a full-service bar.

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

Each restaurant is generally open from 11:00 a.m. to 11:00 p.m. Monday through Thursday, 11:00 a.m. to 12:00 midnight on Friday and Saturday, and 11:00 a.m. to 10:00 p.m. on Sunday. Entrees available at lunch and dinner generally range in price from $9.00 to $33.00. The Company estimates that the average check per customer for fiscal 2011, including alcoholic beverages, was $26.87. J. Alexander’s net sales during fiscal 2011 were $157,175,000, of which alcoholic beverage sales accounted for 17.0%.

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

Each J. Alexander’s restaurant employs approximately 30 to 50 service personnel, 20 to 25 kitchen employees, eight to ten hosts or hostesses and six to eight pubkeeps. The Company places significant emphasis on its initial training program. Management believes J. Alexander’s restaurants have a low table to server ratio compared to many other casual dining restaurants, which allows its servers to provide better, more attentive service. The Company is committed to employee empowerment, and each member of the service staff is authorized to provide complimentary food in the event that a guest has an unsatisfactory dining experience or the food quality is not up to the Company’s standards. Further, all members of the service staff are trained to know the Company’s product specifications and to alert management of any potential problems.

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

Restaurant Design and Site Selection. The J. Alexander’s restaurants are generally free-standing structures that typically contain approximately 7,000 to 8,000 square feet with seating for an average of approximately 220 guests. The restaurants’ interiors are designed to provide an upscale ambiance and feature an open kitchen. The Company has used a variety of interior and exterior finishes and materials in its building designs which are intended to provide a high level of curb appeal as well as a comfortable dining experience.

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

 Management does not plan to open any new restaurants in 2012 and remains cautious about future development.  Since no restaurants have been opened by the Company in several years, management does not have a precise estimate of future development costs for any new restaurants.  While costs of developing future restaurants could vary considerably based on location and other factors, the Company plans to target total development costs of less than $4,000,000, before any landlord tenant improvement allowances, for site preparation and for constructing and equipping a new, free-standing J. Alexander’s restaurant at a leased location.  The Company is evaluating a number of opportunities that would include tenant improvement allowances from landlords which would significantly decrease the cash investment required for new restaurants.

The Company intends to resume new restaurant development in the future. The timing and number of restaurant openings will depend, however, upon a number of factors including the state of the U.S. economy, the operating and financial condition of the Company, the selection and availability of suitable sites, and the Company’s ability to finance new restaurant development on a basis satisfactory to the Company. The Company has no plans to franchise J. Alexander’s restaurants.

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

PERSONNEL

As of January 1, 2012, the Company employed approximately 2,720 persons, including 37 on the corporate staff. The Company believes that its employee relations are good. It is not a party to any collective bargaining agreements.

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

The Americans with Disabilities Act (“ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations and employment in 1992. Construction and remodeling projects completed by the Company since January 1992 have taken into account the requirements of the ADA. During the latter part of 2011, the Company began a review of all existing facilities to ensure they are in full compliance with the ADA.

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

Name and Age	Background Information
R. Gregory Lewis, 59	Chief Financial Officer since July 1986; Vice-President of Finance and Secretary since August 1984.

J. Michael Moore, 52
Vice-President of Human Resources and Administration since November 1997; Director of Human Resources and Administration from August 1996 to November 1997; Director of Operations, J. Alexander’s Restaurants, Inc. from March 1993 to April 1996.

Mark A. Parkey, 49	Vice-President since May 1999; Controller since May 1997; Director of Finance from January 1993 to May 1997.

Lonnie J. Stout II, 65	Chairman since July 1990; Director, President and Chief Executive Officer since May 1986.

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

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in this Annual Report on Form 10-K relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, economic conditions, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management’s best judgment based on factors currently known. Generally, the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “project”, “may”, “will”, “should”, and similar expressions identify forward-looking statements.  Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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

Changes in food costs and the Company’s response to them could negatively impact the Company’s net sales and results of operations. The Company’s profitability is dependent in part on its ability to purchase food commodities which meet its specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause the Company’s food costs to fluctuate and/or cause the Company to make adjustments to its menu offerings.

Prices of many food commodities, and particularly beef, have increased significantly over the past year and management believes that food commodity prices in general will continue to be subject to inflationary pressure in 2012 compared to 2011.  Beef purchases typically represent 25% to 30% of the Company’s cost of sales.  These purchases are made at weekly market prices which are expected to increase, possibly significantly, in 2012 compared to 2011, exposing the Company to the effect of variable market conditions.  Management expects that it may need to consider increasing menu prices or making other menu revisions in order to offset some portion of the impact of cost increases.  However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.

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

Economic conditions may continue to affect consumer spending and the Company’s business and operating results.  The poor economic conditions that began in 2007 affected the Company’s business significantly over the last four years.  Although the U.S. economy and the Company’s sales results have generally shown improvement since the end of the recent recession, management believes the U.S. economy, which is affected by numerous national and global factors, remains weak in several respects and that its future performance remains uncertain.  A renewed downturn resulting in a decline in consumer confidence and further weakness in consumer spending, as well as the impact of higher gasoline prices which could decrease consumer discretionary income that would otherwise have been available for other purposes, could have an adverse impact on the Company’s revenues and results of operations, and could potentially result in the Company recording additional asset impairment charges and/or restaurant closures and charges associated therewith in the future.  Additionally, management believes there is a risk that if weak economic conditions persist for an extended period of time or if conditions worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

The Company faces challenges in opening new restaurants. The success of new restaurants opened by the Company may be affected by many factors including the economic environment, competitive conditions, consumer tastes and discretionary spending patterns, and the Company’s ability to generate market awareness and acceptance of J. Alexander’s.  As a result, sales generated by new restaurants may be lower than those for restaurants operated in other areas and costs incurred in their opening and operation may be greater.  It has been the Company’s experience that new restaurants generate operating losses while they build sales levels to maturity.  In addition, the Company’s newer restaurants opened in 2007 and 2008 are requiring longer periods than the Company typically expects to build sales and some have incurred significant operating losses.  Management believes this is due primarily to the effect of weak economic conditions over the past four years.  A significant asset impairment charge was taken for one of these restaurants in 2009.  If significant operating losses continue to occur in certain of the remaining newer restaurants, additional impairment charges could be required.   The Company’s continued long-term growth depends in part on its ability to open new J. Alexander’s restaurants and to operate them profitably, which will depend on a number of factors, including the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and other personnel and other factors, some of which are beyond the control of the Company. The Company may open restaurants in markets where it has little or no meaningful operating experience and in which potential customers may not be familiar with its restaurants. At January 1, 2012, the Company operated 33 J. Alexander’s restaurants. Management does not currently plan to open any new restaurants in 2012 and remains cautious about future development.  Because of the Company’s relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to the Company’s consolidated results of operations than would be the case in a restaurant company with a greater number of restaurants.

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

Nutrition and health concerns could have an adverse effect on the Company. Nutrition and health concerns are receiving increased attention from the media and government as well as from the health and academic communities. Food served by restaurants has sometimes been suggested as the cause of obesity and related health disorders. In response to these concerns, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) will require restaurants with 20 or more locations operating under the same trade name to publish calorie counts and other information on their menus and to make more detailed nutritional information available to its guests upon request.  Final rules on menu labeling are scheduled to be published by June 30, 2012; however, numerous lawsuits have challenged the constitutionality of the Health Reform Law. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. Based on the outcome of the Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified.  The Company is presently unable to predict the impact the Health Reform Law may have on its business.

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

Government regulation and licensing may delay new restaurant openings or affect operations. The restaurant industry is subject to extensive state and local government regulation relating to the preparation and sale of food and alcoholic beverages, and sanitation, fire and building codes. Alcoholic beverage control regulations govern various aspects of the Company’s daily operations. Generally, each restaurant’s license to serve alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its directors, officers or employees of any laws and regulations relating to the minimum drinking age, over serving or use of alcohol, advertising, wholesale purchasing, and inventory control.  Termination of the liquor license for any J. Alexander’s restaurant would adversely affect net sales for the Company.

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

In addition, the Health Reform Law may significantly impact the Company’s health care benefits costs.  Employers with more than fifty full-time employees that fail to offer affordable health coverage will be subject to financial penalties that are calculated per full-time employee beginning in 2014.  Based on the outcome of U.S. Supreme Court’s review of the Health Reform Law, the Health Reform Law or individual components of it, may be upheld, invalidated or modified.  The outcome of this Supreme Court review and the future impact of the Health Reform Law are unclear.  Any penalties incurred or significant increases in operating costs necessary to comply with the health care benefit requirements of the Health Reform Law could adversely impact the Company’s operating results.

The Company depends upon the service of key executives, and its business and future growth could be materially harmed if the Company is unable to retain, or effectively respond to a loss of, key personnel.  The Company’s success is materially dependent upon the contributions of Lonnie J. Stout II, the Company’s Chairman, President and Chief Executive Officer, and certain other senior executives of the Company because they are instrumental in setting the Company’s strategic direction, day-to-day operations, and recruiting and training key personnel.  The loss of the services of Mr. Stout or other senior executives could adversely affect the Company’s business until a suitable replacement of equal experience and capabilities could be identified, and any replacement may not be as effective.

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

Significant capital is required to develop new restaurants. The Company’s capital investment in its restaurants is relatively high compared to some other casual dining companies. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in failure of the Company to achieve the desired financial return on the restaurant. Also, the Company may require capital beyond the cash flow provided from operations in order to expand, which may be difficult to obtain in the current and foreseeable economic environment. As a result, the Company’s future growth could be limited by the availability of additional financing sources or future growth could involve additional borrowing which would further increase the Company’s long-term debt and interest expense.

Failure to maintain the Company’s debt covenants could have a material adverse effect on its liquidity and financial condition. The Company is the borrower under a loan agreement that provides for a $5,000,000 bank line of credit facility as of January 1, 2012. The line of credit facility is scheduled to expire May 22, 2012. The Company also has a mortgage loan outstanding in the amount of $18,332,000 as of January 1, 2012, which is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022 and which is secured by certain real estate owned by a wholly-owned subsidiary of the Company.  The Company was in compliance with all financial covenants required by the debt agreements at January 1, 2012. Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

Litigation, claims of third parties or governmental enforcement actions could have a material adverse effect on the Company’s business. From time to time, the Company is the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality or operational concerns. The Company is also subject to complaints or allegations from current, former or prospective employees based on, among other things, wage or other discrimination, violation of various labor laws, harassment or wrongful termination.  In recent years, a number of restaurant companies have been subject to employee or guest claims, including class actions, which resulted in the payment of substantial damages by the defendants.  The Company’s fiscal year 2011 results include expenses of approximately $900,000 related to the defense and settlement, which remains subject to court approval, of a lawsuit involving allegations of tip share pool violations.  There can be no assurance that the Company will not incur substantial damages and expenses resulting from claims of this nature, including class actions, even if it is not at fault.  From time to time, the Company may be involved in lawsuits with respect to infringement of, or challenges to, its registered trademarks.

Any significant lawsuit or claim may damage the reputation of the Company and may be expensive to defend and could divert resources which would otherwise be used to improve the performance of the Company. A lawsuit or claim could also result in an adverse decision against the Company that could have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, certain of the Company’s tax returns and employment practices and policies are subject to audit by the Internal Revenue Service and various state tax authorities.  Such audits could result in disputes regarding tax matters that could lead to litigation that would be costly to defend or could result in payment of additional taxes which could affect the Company’s results of operations and financial condition.

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

The Company's business may be adversely affected if its computer network security is compromised. The Company transmits confidential credit card information by way of secure private retail networks and relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as guest credit card information.  If any compromise of the Company’s security were to occur, it could have a material adverse effect on the reputation, business, operating results and financial condition of the Company, and could result in a loss of guests.

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

The Company may be negatively affected as a result of a proxy fight and the actions of activist shareholders in connection with a contested election for its Board of Directors.  The Company has received notice from Privet Fund LP that it and certain other activist shareholders intend to nominate four director candidates for election intended to replace the Company’s entire Board of Directors at the Company’s 2012 Annual Meeting of Shareholders.  If a proxy contest involving these shareholders ensues, or if the Company becomes engaged in a proxy contest with activist shareholders in the future, the Company’s business could be adversely affected by the costs and corporate distractions related to a proxy contest.  Responding to proxy contests and other actions by activist shareholders can disrupt the Company’s operations, be costly and time-consuming, and divert the attention of management and employees.  In addition, perceived uncertainties as to the Company’s future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.  Furthermore, if individuals are elected to the Company’s Board of Directors with a specific agenda, it may adversely affect the Company’s ability to effectively implement its business strategy and create additional value for its shareholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of January 1, 2012, the Company had 33 J. Alexander’s casual dining restaurants in operation. The following table gives the locations of, and describes the Company’s interest in, the land and buildings used in connection with its restaurants:
	Site and	Site Leased
	Building Owned by the	and Building Owned by the	Space Leased to the
Location	Company	Company	Company	Total
Alabama	1	0	0	1
Arizona	0	1	0	1
Colorado	1	0	0	1
Florida	2	4	1	7
Georgia	1	1	0	2
Illinois	2	0	1	3
Kansas	1	0	0	1
Kentucky	0	1	0	1
Louisiana	0	1	0	1
Michigan	1	1	1	3
Ohio	3	2	0	5
Tennessee	3	0	2	5
Texas	0	1	1	2
Total	15	12	6	33

(a)	See Item 1 for additional information concerning the Company’s restaurants.

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

Item 3. Legal Proceedings

In February 2012, the Company agreed to a settlement of a previously disclosed lawsuit, Dionne Michelle Williams-Green v. J. Alexander’s Restaurants, Inc., originally filed on August 4, 2009,  pending in the United States District Court for the Northern District of Illinois.   The settlement is subject to court approval.   The case was filed by a former hourly employee of the Company in Illinois and was later certified as a class action on a claim that the Company’s tip share pool in two restaurants was invalid.  The Company’s fiscal year 2011 results include expenses of approximately $900,000 related to the defense and settlement of this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Corporation is listed on the NASDAQ Stock Market under the symbol JAX. The approximate number of record holders of the Company’s common stock at March 30, 2012, was 1,350. The following table summarizes the price range of the Company’s common stock for each quarter of fiscal 2011 and fiscal 2010, as reported from price quotations from the NASDAQ Stock Market:

2011:	Low	High
1st Quarter	$5.02	$6.82
2nd Quarter	$5.45	$6.84
3rd Quarter	$5.00	$7.30
4th Quarter	$5.36	$7.05

2010:	Low	High
1st Quarter	$3.30	$4.92
2nd Quarter	$4.06	$5.56
3rd Quarter	$3.73	$5.03
4th Quarter	$4.10	$5.55

The Company has not paid a dividend on its common stock since January of 2008. Payment of dividends is currently prohibited by the terms of the Company’s bank loan agreement.

While the Company believes the Company’s Employee Stock Ownership Plan (the “ESOP”) and its independent trustee act independently of the Company and that the ESOP is not an “affiliated purchaser” of the Company pursuant to applicable SEC rules and regulations, the following disclosure regarding the ESOP’s purchase of the Company’s stock is made in the event that the ESOP is deemed to be an “affiliated purchaser” of the Company.  The following table provides information relating to the ESOP’s purchase of common stock for the fourth quarter of fiscal 2011.
(d) Maximum
			(c) Total	Number
			Number of	(or Approximate)
			Shares	Dollar Value) of
			(or Units)	Shares that
			Purchased as	May Yet Be
	(a) Total of		Part of Publicly	Purchased
	Number of	(b) Average	Announced	Under the Plans
	Shares	Price Paid	Plans or	or Programs
Period	Purchased 1	per Share	Programs	(in thousands) 2

October 2011	—	$—	—	N/A

November 2011	7,953	6.06	7,953	N/A

December 2011	210	5.64	210	N/A

1 All purchases were made through open market transactions.
2 The ESOP may make additional purchases in the future in connection with the administration of the ESOP.

Equity Compensation Plan Information

Information about the Company’s equity compensation plans at January 1, 2012 was as follows:

	Number of Securities to be Issued	Weighted Average	Number of Securities Remaining Available for
	upon Exercise of Outstanding Options, Warrants and Rights	Exercise Price of Outstanding Options, Warrants and Rights	Future Issuance under Equity Compensation Plans 1
Equity compensation plans approved by security holders	1,015,625	$6.75	91,666
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,015,625	$6.75	91,666

1
Includes 16,119 shares available to be issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and 75,547 shares available to be issued under the Company’s Employee Stock Purchase Plan. See Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note H for more information on these plans.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the years in the five-year period ended January 1, 2012:

	Years Ended
	January 1		January 2		January 3		December 28	December 30
(Dollars in thousands, except per share data)	2012		2011		20104		2008	2007
Operations
Net sales	$157,175		$149,018		$144,194		$139,755	$141,268
Pre-opening expense	—		—		—		1,626	939
Income (loss) before income taxes	1,147	1	444		(8,236	)5	(912)	5,694
Net income (loss)	857		2,796	3	(15,338	)6	105	4,554
Depreciation and amortization	6,061		6,117		6,934		6,101	5,482
Cash flows provided by operations	4,143		12,255		7,323		6,680	9,198
Cash flows used in investing activities	(3,830)		(2,828)		(2,665)		(14,319)	(11,961)
Cash flows used in financing activities	(998)		(6,438)		(1,550)		(1,181)	(600)
Purchase of property and equipment	3,823		2,755		2,581		14,248	11,876

Financial Position (end of period)
Cash and cash equivalents	$7,917		$8,602		$5,613		$2,505	$11,325
Accounts and notes receivable	6,933	2	2,696		3,413		3,872	3,365
Property and equipment, net	71,955		74,699		77,914		86,547	78,551
Total assets	91,730		90,951		92,141		105,569	104,463
Long-term debt and obligations under capital leases (excluding current portion)	17,356		18,479		21,796		20,401	21,349
Deferred compensation obligations	4,121		3,493		3,002		2,447	1,823
Deferred rent obligations and other deferred credits	7,400		7,378		6,901		6,307	4,608
Stockholders’ equity	49,785		48,530		45,248		63,396	62,581

Per Share Data
Basic earnings (loss) per share	$.14		$.47		$(2.45)		$.02	$.69
Diluted earnings (loss) per share	.14		.47		(2.45)		.02	.65
Dividends declared per share	—		—		—		—	.10
Stockholders’ equity	8.31		8.13		7.61		9.39	9.40
Market price at year-end	6.25		5.25		3.71		2.01	9.95

J. Alexander’s Restaurant Data
Average annual net sales per restaurant 7	$4,763		$4,514		$4,280		$4,566	$4,971
Restaurants open at year-end	33		33		33		33	30

1	Includes approximately $900 in expenses related to the defense and settlement, which is subject to court approval, of a lawsuit involving allegations of tip share pool violations.
2	Includes an increase of approximately $3,900 from the previous year, as a result of an election by the Company with respect to the cash settlement terms with a major credit card issuer.
3
Includes an income tax benefit of $2,580 as a result of the impact of tax strategies implemented by the Company during 2010 to accelerate certain tax deductions for the 2009 tax year, resulting in an increase in the federal net operating loss  for 2009 available for carryback to offset taxable income in previous years.

4	Includes 53 weeks of operations, compared to 52 weeks for all other years presented.
5	Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation.
6
Includes $3,889 of non-cash asset impairment charges related to two restaurants which remain in operation and a $7,405 adjustment to increase the Company’s beginning of the year valuation allowance for net deferred tax assets in accordance with Accounting Standards Codification Topic 740, “Income Taxes”.

7	Represents average weekly net sales per restaurant multiplied by 52 weeks for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At January 1, 2012, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.  The Company’s 2009 fiscal year included 53 weeks compared to 52 weeks for both 2011 and 2010.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, during fiscal 2008 and the first three quarters of fiscal 2009, the Company experienced decreases in same store sales which had a significant negative impact on the Company’s profitability.  Management believes these decreases were primarily the result of weak economic conditions and lower levels of discretionary consumer spending during those periods.  In addition,  the Company’s restaurants which opened in late fiscal 2007 and fiscal 2008 have experienced particular difficulties in building sales and certain of them are having a significant negative impact on the Company’s profitability.  Same store sales were positive in the fourth quarter of fiscal 2009 and have remained positive for each quarter during fiscal 2010 and fiscal 2011.

The restaurant industry is highly competitive and is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions or concerns; demographic trends; weather conditions; the cost of food products, labor, energy and other operating costs; and governmental regulations. Because of these factors, the Company’s management believes it is of critical importance to the Company’s success to effectively execute the Company’s operating strategy and to constantly develop and refine the critical conceptual elements of J. Alexander’s restaurants in order to distinguish them from other casual dining competitors and maintain the Company’s competitive position.

The restaurant industry is also characterized by high capital investments for new restaurants and relatively high fixed or semi-variable restaurant operating expenses.  Because of the high fixed and semi-variable expenses, changes in sales in existing restaurants are generally expected to significantly affect restaurant profitability because many restaurant costs and expenses are not expected to change at the same rate as sales.  Restaurant profitability can also be negatively affected by inflationary and regulatory increases in operating costs and other factors.  Management continues to believe that excellence in restaurant operations, and particularly providing exceptional guest service, will increase net sales in the Company’s restaurants over time.

Changes in sales for existing restaurants, or same store sales, are generally measured in the restaurant industry by computing the change in sales for the same group of restaurants from the same period in the prior year.  Same store sales changes can be the result of changes in guest counts, which the Company estimates based on a count of entrée items sold, and changes in the average check per guest.  The average check per guest can be affected by menu price changes and the mix of menu items sold.  Management regularly analyzes guest count, average check and product mix trends for each restaurant in order to improve menu pricing and product offering strategies.  Management believes it is important to maintain or increase guest counts and average guest checks over time in order to improve the Company’s profitability.

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

Because large capital investments are required for J. Alexander’s restaurants and because a significant portion of labor costs and other operating expenses are fixed or semi-variable in nature, management believes the sales required for a J. Alexander’s restaurant to break even are relatively high compared to break-even sales volumes of many other casual dining concepts.  As a result, it is necessary for the Company to achieve relatively high sales volumes in its restaurants compared to the average sales volumes of other casual dining concepts in order to achieve desired financial returns.

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.  Some of the Company’s restaurants, including its newer ones, have experienced losses for considerably longer periods.  The Company opened two new restaurants in fiscal 2007 and three new restaurants in fiscal 2008.  No new restaurants have been opened since fiscal 2008 and none are planned for fiscal 2012.

As further discussed below, the Company recorded a significant income tax benefit in fiscal 2010 primarily as the result of additional depreciation deductions taken based on an asset cost segregation study performed by the Company during the year.  The Company’s results for 2009 were significantly impacted by adjustments made in connection with the preparation of its financial statements for fiscal year 2009, including non-cash asset impairment charges of $3,889,000 and an increase of $7,405,000 in the Company’s beginning of the year valuation allowance for net deferred tax assets.

The following table sets forth, for the fiscal years indicated, (i) the items in the Company’s Consolidated Statements of Operations expressed as a percentage of net sales, and (ii) other selected operating data:

		Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	33.2	32.3	31.7
Restaurant labor and related costs	33.3	33.9	35.2
Depreciation and amortization of restaurant property and equipment	3.8	4.0	4.7
Other operating expenses	21.3	22.2	23.1
Total restaurant operating expenses	91.5	92.3	94.7
General and administrative expenses	6.8	6.2	7.0
Asset impairment charges	—	—	2.7
Operating income (loss)	1.7	1.5	(4.4)
Other income (expense):
Interest expense	(1.1)	(1.2)	(1.4)
Other, net	0.1	—	0.1
Total other expense	(1.0)	(1.2)	(1.3)
Income (loss) before income taxes	0.7	0.3	(5.7)
Income tax (provision) benefit	(0.2)	1.6	(4.9)
Net income (loss)	0.5%	1.9%	(10.6)%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of year	33	33	33
Average weekly net sales per restaurant	$91,600	$86,800	$82,300

Net Sales

Net sales increased by $8,157,000, or 5.5%, in 2011 compared to fiscal year 2010 due to higher weekly average net sales per restaurant and by $4,824,000, or 3.3%, in 2010 compared to fiscal year 2009 as the effect of higher average weekly net sales per restaurant more than offset the effect of having one less operating week in 2010.  Net sales for 2010 increased by $8,148,000, or 5.8%, compared to the comparable 52 weeks of 2009.

Average weekly same store sales per restaurant increased by 5.5% to $91,600 in 2011 from $86,800 in 2010 on a base of 33 restaurants.  Average weekly same store sales per restaurant increased by 5.5% to $87,000 in 2010 from $82,500 in 2009 on a base of 33 restaurants on a fiscal year basis, and by 5.8% when the 2010 average is compared to the average for the corresponding 52 weeks ended January 3, 2010.

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

Management estimates the average check per guest, including alcoholic beverage sales, in 2011 was $26.87, up approximately 3.8% from $25.88 in 2010.  The average check for 2010 increased by approximately 2.8% compared to 2009.  Management estimates that average menu prices increased by approximately 2.6% in 2011 over 2010 and by 2.0% in 2010 over 2009.  Management estimates that weekly average guest counts increased on a same store basis by approximately 1.4% in 2011 compared to 2010 and by over 2% in 2010 compared to 2009.

Management believes that the same store sales decreases experienced by the Company during 2009 were primarily due to a significant slowdown in discretionary consumer spending caused by weak economic conditions, the tightening of consumer credit, and general concerns about unemployment, lower home values and turmoil and uncertainty in the financial markets.  The Company experienced notable improvement in same store sales trends in the fourth quarter of 2009, with those trends continuing and same store sales remaining positive during 2010 and 2011.  Management is encouraged by these trends which it believes are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on maintaining excellent operations.  However, there can be no assurance that favorable trends will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to sustain the current sales momentum.

The Company recognizes revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed.  These revenues are included in net sales in the amounts of $138,000, $144,000 and $217,000 for 2011, 2010 and 2009, respectively.

Restaurant Costs and Expenses

Total restaurant operating expenses were 91.5% of net sales in 2011, down from 92.3% in 2010.  Total restaurant operating expenses in 2009 were 94.7% of net sales.  The decreases in both 2011 and 2010 were due primarily to the favorable impact of higher sales which more than offset increases in cost of sales.  Restaurant operating margins were 8.5% in 2011, 7.7% in 2010 and 5.3% in 2009.

Cost of sales, which includes the cost of food and beverages, increased to 33.2% of net sales in 2011 from 32.3% of net sales in 2010.  The 2010 percentage represented an increase from 31.7% of net sales in 2009.  In both instances, the increases in cost of sales were due primarily to higher prices paid by the Company for beef and certain other food commodities which more than offset the effect of the higher menu prices noted above.  Approximately 25% to 30% of cost of sales is comprised of beef purchases which are made at weekly market prices.  Prices paid for beef were higher in 2011 than they were in 2010 and prices in 2010 were higher than 2009.  Management estimates that the effect of higher beef prices increased cost of sales by an estimated 0.7% of net sales in 2011 and by an estimated 0.3% of net sales in 2010.  The Company’s beef purchases remain subject to variable market conditions and management anticipates that prices for beef in 2012 will exceed those paid in 2011.

Restaurant labor and related costs decreased to 33.3% of net sales in 2011 from 33.9% in 2010 and 35.2% of net sales in 2009.  The decreases in both 2011 and 2010 compared to the respective previous years were due primarily to the effects of higher average weekly net sales per restaurant and modestly lower restaurant management staffing levels when compared to the preceding year.

Depreciation and amortization of restaurant property and equipment decreased by $48,000 in 2011 compared to 2010.  The effect of higher average weekly net sales per restaurant combined with this decrease resulted in a decrease in depreciation and amortization expense as a percentage of net sales.  Depreciation and amortization of restaurant property and equipment decreased by $768,000 in 2010 compared to 2009 primarily because asset impairment charges recorded at the end of 2009 in connection with the preparation of the Company’s financial statements for fiscal year 2009 significantly lowered the depreciable basis of the impaired assets and because the 2009 fiscal year included an additional week compared to 2010.  The effect of this decrease combined with higher average weekly net sales per restaurant also resulted in a decrease in depreciation and amortization expense as a percentage of net sales.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 21.3% of net sales in 2011 from 22.2% of net sales in 2010 and 23.1% of net sales in 2009.  The decreases in both 2011 and 2010 compared to the respective previous years were due primarily to the effect of higher average weekly net sales per restaurant.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $1,398,000 in 2011 compared to 2010. The increase was primarily attributable to expenses of approximately $900,000 related to the defense and settlement, which remains subject to court approval, of a lawsuit involving allegations of tip share pool violations. Costs related to this litigation, coupled with an increase in restaurant management training costs, more than offset reductions in tax advisory service fees in 2011 compared to 2010. General and administrative expenses decreased by $840,000 in 2010 compared to 2009.  The decrease included lower total salary and training costs combined with the effect of charges of approximately $500,000 included in 2009 general and administrative expenses related to the defense and settlement of litigation pending at that time, which more than offset increases in tax advisory service fees and severance costs incurred in 2010 in connection with changes in management personnel.

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

Other Income (Expense)

Interest expense decreased by $196,000 in 2011 compared to 2010 due primarily to the prepayment of a term loan totaling approximately $2,400,000 during the third quarter of 2010 combined with lower interest expense on the Company’s mortgage loan due to reductions in the outstanding balance of the loan resulting from scheduled principal payments. Interest expense was lower in 2010 than in 2009 primarily because of reductions in long-term debt resulting from scheduled principal payments.

Income Taxes

The Company’s income tax provision for 2011 is based on an effective tax rate of 25.3% which includes an expense item of $132,000 related to completion of the Internal Revenue Service’s field examination of the Company’s income tax returns for fiscal years 2008 and 2009 and related tax refunds for previous years. In addition, the 2011 income tax provision includes a benefit of $255,000 related to the expiration of the statute of limitations associated with previously unrecognized tax benefits and related interest expense. The results of the Internal Revenue Service’s audit of the fiscal 2008 and 2009 income tax returns are subject to final approval by the U.S. Congress Joint Committee on Taxation.  As of January 1, 2012, periods subject to examination for the Company’s federal income tax returns are the 2008 through 2010 tax years. During the third quarter of 2011, the Internal Revenue Service commenced an employment tax audit related to 2009 and 2010.

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

The U. S. Tax Code allows employers who pay social security and Medicare taxes on tipped income to claim tax credits equal to such taxes paid. Based upon the existing inventory of such credits previously claimed and carried forward by the Company, the existence of certain limitations on their utilization and the requirement that these credits must be included in taxable income if claimed, to date the Company has elected not to claim the credits for any year subsequent to 2008. Such credits may be claimed by filing an amended federal income tax return for any year at any time within three years of the due date for the original or amended return.

The Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets and as long as it does so its future income tax provisions will consist of income tax expense currently payable or the income tax benefit currently receivable, which amounts will include the effect of differences between book and taxable income. The Company’s effective annual tax rate has historically been reduced by its ability to utilize FICA tip credits to offset a significant amount of the current portion of its federal tax liability.   The Company will continue to have FICA tip credit carryforwards available to reduce its federal income tax liability in 2012.  In addition, due to changes in certain state income tax regulations and to the timing of certain tax deductions the Company expects to receive in 2012, the Company’s effective income tax rate is expected to decrease significantly in 2012 compared to the effective rate in 2011, and is currently estimated to be in the range of 10% to 15%.

Outlook

Management is pleased with the Company’s sales performance in recent quarters and its outlook for 2012 is that as the economy continues to recover, the Company should continue to post positive same store sales.  Weekly average same store sales are expected to increase by 4.0% to 5.0 % in the first quarter of 2012 compared to the first quarter of 2011.  In addition, as a result of increases in menu prices in late 2011, certain buying and product decisions recently made by the Company and other factors, cost of sales as a percentage of net sales is expected to decrease in the first quarter of 2012 compared to both the fourth quarter of 2011 and the comparable quarter of 2011.  While additional increases in food input costs are expected over the course of 2012, management expects that based on current trends and its outlook for the remainder of the year, cost of sales as a percentage of sales will decrease in 2012 compared to 2011, although there can be no assurance that these results will be achieved.   Depending on the magnitude of additional input cost increases, management may consider increasing menu prices or making other menu revisions in order to offset some portion of the impact of cost increases.  However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.

The Company has received notice from Privet Fund LP that it and certain other activist shareholders intend to nominate four director candidates for election, intended to replace the Company’s entire Board of Directors, at the Company’s 2012 Annual Meeting of Shareholders.  If a contested election and proxy contest involving these shareholders ensues, costs associated with such an event are expected to be significant.

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

Cash and cash equivalents at January 1, 2012, totaled $7,917,000 compared to $8,602,000 at the end of 2010.  Cash balances at January 1, 2012, would have been approximately $3,900,000 higher, and accounts receivable lower by a corresponding amount, if the Company had not elected during 2011 to change the settlement terms for transactions with a major credit card issuer as described below.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short-term U.S. Treasury securities.    The Company had a working capital surplus of $4,342,000 at January 1, 2012, compared to a surplus of $837,000 at January 2, 2011.

The Company’s net cash provided by operating activities totaled $4,143,000, $12,255,000 and $7,323,000 for 2011, 2010 and 2009, respectively.  The Company’s decrease in cash flow from operating activities in 2011 was due in part to an election by the Company to use a payment plan offered by one of the major credit card issuers which increases the number of days for cash settlement of credit card charges receivable from that issuer.  This change was made because it lowers the merchant discount rate paid by the Company; however, the change increased accounts receivable and decreased cash flow from operating activities by approximately $3,900,000 for fiscal 2011.  The Company can elect to revert to the previous settlement terms at any time, which would significantly increase the Company’s cash position within 30 days.  Cash provided by operating activities for 2010 included $3,043,000 of federal income tax refunds related to prior years.  Cash provided by operating activities for 2009 included the receipt of a $1,145,000 contribution from a landlord for improvements made by the Company for a new restaurant developed on leased property in 2008.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

Deferred compensation obligations increased by $628,000 from January 2, 2011, to January 1, 2012, and by $491,000 from January 3, 2010, to January 2, 2011, due primarily to accruals for benefits payable under individual Salary Continuation Agreements (“Agreements”) between the Company and certain of its employees.  These Agreements provide for the payment of retirement benefits upon retirement from the Company at or after age 65 and also provide certain vested benefits in the event of termination of employment with the Company prior to reaching age 65.  The increases referenced above included adjustments of $323,000, $215,000 and $237,000 for 2011, 2010, and 2009, respectively, related to changes in the interest rates used to compute the present value of the vested liabilities.

Deferred rent obligations and other deferred credits increased by $22,000 from January 2, 2011, to January 1, 2012, and by $477,000 from January 3, 2010, to January 2, 2011.  The Company recognizes rent expense on a straight-line basis over the expected lease term which typically results in recognizing rent expense which exceeds cash rents paid in the early stages of the applicable lease terms. Increases for each of the years noted above include the excess of rent expense over rents paid for those years, which amounts will be paid in future years. In addition, the $22,000 net increase noted above relative to fiscal 2011 reflects a $255,000 reduction in income tax liabilities related to the expiration of the statute of limitations associated with previously unrecognized tax benefits and related interest expense discussed previously in “Income Taxes”.

The Company’s capital expenditures can vary significantly from year to year depending primarily on the number, timing and form of ownership of new restaurants under development.  Cash expenditures for capital assets totaled $3,823,000, $2,755,000 and $2,581,000 for 2011, 2010 and 2009, respectively.  The Company places a high priority on maintaining the image and condition of its restaurants.  Substantially all of the capital expenditures in 2011 and 2010 were for remodels, enhancements and asset replacements in the Company’s existing restaurants, and $2,012,000 of the expenditures in 2009 were for that purpose.  Cash provided by operating activities exceeded capital expenditures in each of fiscal years 2011, 2010 and 2009.

Management currently estimates that capital expenditures for 2012 will be approximately $5,000,000. This amount includes expenditures for improvements and asset replacements related to the Company’s restaurants of approximately $4,500,000, of which $700,000 is designated for certain ADA compliance upgrades and the remodel of one location.  Management does not plan to open any new restaurants in 2012 and remains cautious about future development.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all.

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

No amounts were outstanding under the revolving line of credit at January 1, 2012, or subsequent to that time through March 30, 2012.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25,000,000, had an outstanding balance of $18,332,000 at January 1, 2012.  It has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022.  Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan documents) ratio of 6.0 to 1 be maintained for the Company and its subsidiaries.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate book value of $21,894,000 at January 1, 2012.  The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee.  The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease.  JAX Real Estate, LLC is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

The Company believes that cash and cash equivalents on hand at January 1, 2012, and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2012.  The Company was in compliance with the financial covenants of its debt agreements as of January 1, 2012.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

As of March 30, 2012, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts. Operating lease commitments for leased restaurants and office space are disclosed in Note F, “Leases”, and Note K, “Commitments and Contingencies”, to the Consolidated Financial Statements.

 CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of January 1, 2012, is as follows:

Wendy’s restaurants (14 leases)	$1,850,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	700,000
Total contingent liability related to assigned leases	$2,550,000

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

Management assesses the likelihood of realization of the Company’s net deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. At the end of fiscal 2009, such evidence included particularly future projected taxable income, the expiration dates of tax credit carryforwards and recent pre-tax losses. Because the pre-tax losses, which included a significant loss for 2009 and which also resulted in a three-year cumulative pre-tax loss, are objectively determined, they were considered to be negative evidence which was given more weight than the positive evidence which was considered. Therefore, during the fourth quarter of 2009, in connection with the preparation of its financial statements for fiscal year 2009, management concluded that a valuation allowance for substantially all of the Company’s net deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets. As a result, in 2009 the Company recorded an increase in the beginning of the year valuation allowance for net deferred tax assets which increased the income tax provision for the fourth quarter by $7,405,000. For reasons similar to those discussed above relative to fiscal 2009, the Company has continued to maintain a valuation allowance for substantially all of its net deferred tax assets throughout fiscal years 2010 and 2011.  As of January 1, 2012, and January 2, 2011, the Company had $152,000 of net deferred tax assets and a valuation allowance of $8,856,000 and $8,729,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require entities to disclose additional information about certain financial instruments and derivatives that are eligible for offset or subject to master netting arrangements. The objective of this ASU is to facilitate comparison between financial statements presented in accordance with GAAP and financial statements presented in accordance with IFRS. The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Other than enhanced disclosures, the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

IMPACT OF INFLATION AND OTHER FACTORS

Virtually all of the Company’s costs and expenses are subject to normal inflationary pressures and the Company continually seeks ways to cope with their impact. By owning a number of its properties, the Company avoids certain increases in occupancy costs. New and replacement assets will likely be acquired at higher costs, but this will take place over many years. In general, the Company tries to offset increased costs and expenses through additional improvements in operating efficiencies and by increasing menu prices over time, as permitted by competition and market conditions. Prices of many food commodities, particularly beef, have increased significantly over the past year, and management believes that food commodity prices in general and beef prices specifically will continue to be subject to inflationary pressure in 2012 compared to 2011.

SEASONALITY AND QUARTERLY RESULTS

The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of the Company’s restaurants, particularly those located in south Florida and Arizona, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of the Company’s restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during the Company’s third and fourth quarters, and which can negatively affect the Company’s net sales and operating results. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of the Company’s quarterly results for 2011 and 2010 appears in this Report immediately following the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
J. Alexander’s Corporation:

We have audited the accompanying consolidated balance sheets of J. Alexander’s Corporation and subsidiaries as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three fiscal year period ended January 1, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Corporation and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the years in the three fiscal year period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
April 2, 2012

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Net sales	$157,175,000	$149,018,000	$144,194,000
Costs and expenses:
Cost of sales	52,258,000	48,068,000	45,743,000
Restaurant labor and related costs	52,281,000	50,489,000	50,738,000
Depreciation and amortization of restaurant property and equipment	5,900,000	5,948,000	6,716,000
Other operating expenses	33,410,000	33,022,000	33,379,000
Total restaurant operating expenses	143,849,000	137,527,000	136,576,000
General and administrative expenses	10,627,000	9,229,000	10,069,000
Asset impairment charges	–	–	3,889,000
Operating income (loss)	2,699,000	2,262,000	(6,340,000)
Other income (expense):
Interest expense	(1,665,000)	(1,861,000)	(1,969,000)
Other, net	113,000	43,000	73,000
Total other expense	(1,552,000)	(1,818,000)	(1,896,000)
Income (loss) before income taxes	1,147,000	444,000	(8,236,000)
Income tax (provision) benefit	(290,000)	2,352,000	(7,102,000)
Net income (loss)	$857,000	$2,796,000	$(15,338,000)
Basic earnings (loss) per share	$.14	$.47	$(2.45)
Diluted earnings (loss) per share	$.14	$.47	$(2.45)

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Balance Sheets

	January 1	January 2
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$7,917,000	$8,602,000
Accounts and notes receivable	6,933,000	2,696,000
Inventories	1,564,000	1,262,000
Prepaid expenses and other current assets	996,000	1,348,000
Total Current Assets	17,410,000	13,908,000
Other Assets	1,797,000	1,684,000
Property and Equipment, at cost, less accumulated depreciation and amortization	71,955,000	74,699,000
Deferred Income Taxes	152,000	152,000
Intangible Assets and Deferred Charges, less accumulated amortization of $986,000 and $898,000 at January 1, 2012 and January 2, 2011, respectively	416,000	508,000
	$91,730,000	$90,951,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$3,868,000	$4,355,000
Accrued expenses and other current liabilities	6,133,000	5,820,000
Unearned revenue	1,944,000	1,858,000
Current portion of long-term debt and obligations under capital leases	1,123,000	1,038,000
Total Current Liabilities	13,068,000	13,071,000
Long-Term Debt and Obligations Under Capital Leases, net of portion classified as current	17,356,000	18,479,000
Deferred Compensation Obligations	4,121,000	3,493,000
Deferred Rent Obligations and Other Deferred Credits	7,400,000	7,378,000
Stockholders’ Equity
Common stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,993,453 and 5,966,942 shares at January 1, 2012 and January 2, 2011, respectively	300,000	298,000
Preferred stock, no par value: Authorized 1,000,000 shares; none issued	–	–
Additional paid-in capital	34,581,000	34,185,000
Retained earnings	14,904,000	14,047,000
Total Stockholders’ Equity	49,785,000	48,530,000
Commitments and Contingencies
	$91,730,000	$90,951,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$857,000	$2,796,000	$(15,338,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,958,000	6,006,000	6,776,000
Amortization of intangible assets and deferred charges	103,000	111,000	158,000
Asset impairment charges	–	–	3,889,000
Deferred income tax expense	–	–	7,222,000
Share-based compensation expense	358,000	430,000	378,000
Other, net	181,000	284,000	184,000
Changes in assets and liabilities:
Accounts and notes receivable	(4,165,000)	184,000	760,000
Taxes receivable	66,000	533,000	(301,000)
Inventories	(302,000)	31,000	41,000
Prepaid expenses and other current assets	352,000	148,000	101,000
Deferred charges	(12,000)	40,000	(17,000)
Accounts payable	(164,000)	658,000	638,000
Accrued expenses and other current liabilities	175,000	(40,000)	1,909,000
Unearned revenue	86,000	106,000	(226,000)
Deferred compensation obligations	628,000	491,000	588,000
Deferred rent obligations and other deferred credits	22,000	477,000	561,000
Net cash provided by operating activities	4,143,000	12,255,000	7,323,000
Cash Flows from Investing Activities:
Purchase of property and equipment	(3,823,000)	(2,755,000)	(2,581,000)
Other, net	(7,000)	(73,000)	(84,000)
Net cash used in investing activities	(3,830,000)	(2,828,000)	(2,665,000)
Cash Flows from Financing Activities:
Proceeds from bank line of credit agreement	–	–	200,000
Payments under bank line of credit agreement	–	–	(200,000)
Proceeds from long-term borrowings	–	–	3,000,000
Payments on long-term debt and obligations under capital leases	(1,038,000)	(3,900,000)	(932,000)
Decrease in bank overdraft	–	(2,594,000)	(479,000)
Purchase of stock	–	–	(3,005,000)
Payment of financing transaction costs	–	–	(134,000)
Other, net	40,000	56,000	–
Net cash used in financing activities	(998,000)	(6,438,000)	(1,550,000)
(Decrease) Increase in Cash and Cash Equivalents	(685,000)	2,989,000	3,108,000
Cash and cash equivalents at beginning of year	8,602,000	5,613,000	2,505,000
Cash and Cash Equivalents at End of Year	$7,917,000	$8,602,000	$5,613,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years Ended January 1, 2012, January 2, 2011 and January 3, 2010

			Additional		Total
	Outstanding	Common	Paid-In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
Balances at December 28, 2008	6,754,860	$338,000	$36,469,000	$26,589,000	$63,396,000
Stock purchase	(808,000)	(41,000)	(2,964,000)	–	(3,005,000)
Loss of deferred tax assets related to variable stock option award upon expiration of the option	–	–	(183,000)	–	(183,000)
Share-based compensation	–	–	378,000	–	378,000
Other	(103)	–	–	–	–
Net and comprehensive loss	–	–	–	(15,338,000)	(15,338,000)
Balances at January 3, 2010	5,946,757	297,000	33,700,000	11,251,000	45,248,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	20,285	1,000	55,000	–	56,000
Share-based compensation	–	–	430,000	–	430,000
Other	(100)	–	–	–	–
Net and comprehensive income	–	–	–	2,796,000	2,796,000
Balances at January 2, 2011	5,966,942	298,000	34,185,000	14,047,000	48,530,000
Exercise of stock options, including tax benefits and net of settlement for withholding taxes	26,511	2,000	38,000	–	40,000
Share-based compensation	–	–	358,000	–	358,000
Net and comprehensive income	–	–	–	857,000	857,000
Balances at January 1, 2012	5,993,453	$300,000	$34,581,000	$14,904,000	$49,785,000

See Notes to Consolidated Financial Statements.

J. Alexander’s Corporation and Subsidiaries
 Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

Basis of Presentation: The Consolidated Financial Statements include the accounts of J. Alexander’s Corporation and its wholly-owned subsidiaries (the Company). At January 1, 2012, the Company owned and operated 33 J. Alexander’s restaurants in 13 states throughout the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year: The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal years 2011 and 2010 included 52 weeks compared to 53 weeks for fiscal year 2009.  The fourth quarter of 2009 included 14 weeks.

Reclassification: Certain amounts reflected in the Consolidated Financial Statements for previous years have been reclassified to conform to the current year presentation of the Consolidated Financial Statements.

Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Cash Overdraft: As a result of utilizing a consolidated cash management system, the Company’s books may sometimes reflect an overdraft position with respect to accounts maintained at its primary banks. There was no overdraft balance at January 1, 2012, or January 2, 2011.

Accounts Receivable: Accounts receivable are primarily related to income taxes due from governmental agencies and payments due from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically pay the Company within three to 33 days of a credit card transaction.

Inventories: Inventories are valued at the lower of cost or market, with cost being determined on a first-in, first-out basis.

Property and Equipment: Depreciation and amortization are provided on the straight-line method over the following estimated useful lives: buildings – 30 to 40 years, restaurant and other equipment – two to 10 years, and capital leases and leasehold improvements – lesser of life of assets or terms of leases, generally including renewal options.

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

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

The Company’s accounting policy with respect to interest and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.

Earnings Per Share: The Company accounts for earnings per share in accordance with Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share”.

Revenue Recognition: Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue by the Company and are included in net sales in the Company’s Consolidated Statements of Operations.  Based on the Company’s historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.  Breakage of $138,000, $144,000, and $217,000 related to gift cards was recorded in 2011, 2010, and 2009, respectively.

Sales Taxes: Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.

Pre-opening Expense: The Company accounts for pre-opening costs by expensing such costs as they are incurred.

Concentration of Credit Risks: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its operating cash balances in accounts which are fully insured by the FDIC and invests funds in a money market fund which invests primarily in U.S. Treasury securities. Therefore, the Company does not believe it has significant risk related to its cash and cash equivalents accounts. Concentrations of credit risk with respect to accounts receivable are related principally to receivables from governmental agencies related to refunds of income taxes and from third party credit card issuers for purchases made by guests using the issuers’ credit cards. The Company does not believe it has significant risk related to accounts receivable due to the nature of the entities involved and, with respect to the third party credit card issuers, the number of banks involved and the fact that payment is typically received within three to 33 days of a credit card transaction.

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

Contingent liabilities: In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations and the disposition of its Wendy’s restaurant operations, the Company may remain secondarily liable for certain real property leases. The Company does not believe it is practicable to estimate the fair value of any such contingencies and does not believe any significant loss is likely.

Development Costs: Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new J. Alexander’s restaurant sites. Such costs are amortized over the life of the related asset. Development costs of $139,000, $118,000, and $93,000 were capitalized during 2011, 2010, and 2009, respectively.

Advertising Costs: The Company charges costs of advertising to expense at the time the costs are incurred. Advertising expense totaled $72,000, $79,000, and $93,000 in 2011, 2010, and 2009, respectively.

Share-Based Compensation: The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation”, requiring the measurement and recognition of all share-based compensation under the fair value method. Compensation costs are recognized on a straight-line basis over the requisite service period for the entire award. See Note H “Stock Options and Benefit Plans” for further discussion of the Company’s share-based compensation.

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

In connection with the preparation of its financial statements for fiscal year 2009, the Company determined that certain of its long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at two of its restaurants, which remain in operation) were impaired. Accordingly, in its 2009 annual financial statements the Company recorded non-cash asset impairment charges of $3,889,000 representing the difference in the carrying amounts and estimated fair values of the assets of these restaurants. No impairment charges were recorded during either 2011 or 2010.

Comprehensive Income: Total comprehensive income or loss was comprised solely of net income or net loss for all periods presented.

Business Segments: In accordance with the requirements of ASC Topic 280, “Segment Reporting”, management has determined that the Company operates in only one segment.

Recent Accounting Pronouncements:  In May 2011, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact to the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require entities to disclose additional information about certain financial instruments and derivatives that are eligible for offset or subject to master netting arrangements. The objective of this ASU is to facilitate comparison between financial statements presented in accordance with GAAP and financial statements presented in accordance with IFRS. The amendments in this ASU are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Other than enhanced disclosures, the adoption of ASU 2011-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note B - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Numerator:
Net income (loss) (numerator for basic and diluted earnings per share)	$857,000	$2,796,000	$(15,338,000)
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	5,987,000	5,955,000	6,260,000
Effect of dilutive securities	110,000	43,000	–
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings (loss) per share)	6,097,000	5,998,000	6,260,000
Basic earnings (loss) per share	$.14	$.47	$(2.45)
Diluted earnings (loss) per share	$.14	$.47	$(2.45)

In situations where the exercise price of outstanding options is greater than the average market price of common shares, such options are excluded from the computation of diluted earnings per share because of their antidilutive impact. A total of 383,000, 491,000, and 1,061,250 options were excluded from the computation of diluted earnings per share in 2011, 2010, and 2009, respectively.

Note C - Property and Equipment

Balances of major classes of property and equipment are as follows:

	January 1	January 2
	2012	2011
Land	$15,848,000	$15,848,000
Buildings	42,473,000	41,070,000
Leasehold improvements	49,379,000	49,245,000
Restaurant and other equipment	30,527,000	29,849,000
	138,227,000	136,012,000
Less accumulated depreciation and amortization	(66,272,000)	(61,313,000)
	$71,955,000	$74,699,000

The Company accrued obligations for fixed asset additions of $225,000, $549,000, $219,000, and $558,000, at January 1, 2012, January 2, 2011, January 3, 2010, and December 28, 2008, respectively. These transactions were subsequently reflected in the Company’s Consolidated Statements of Cash Flows at the time cash was exchanged.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis during fiscal 2011 or fiscal 2010.  Assets and liabilities measured at fair value on a nonrecurring basis in fiscal 2009 are summarized in the table below:

	Fair Value Measurement at Reporting Date Using

	January 3, 2010 Carrying Amount	Level 1	Level 2	Level 3	Total Impairment Charges

Long-lived assets held and used	$228,000	$—	$—	$228,000	$(3,889,000)

In accordance with ASC Topic 360, “Property, Plant, and Equipment”, and in connection with the Company’s preparation of its financial statements for fiscal year 2009, long-lived assets held and used with a carrying amount of $4,117,000 were written down to their fair value of $228,000 during the fourth quarter of fiscal 2009, resulting in a non-cash impairment charge of $3,889,000, which was included in the net loss for the year ended January 3, 2010.  Level 3 fair value is determined by projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures and equipment. The discount rate is the Company’s estimated weighted average cost of capital which the Company believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long-lived assets. The Company limits assumptions about important factors such as sales and margin changes to those that are supportable based upon its plans for the restaurant. Long-lived assets held and used in the table above are restaurants that were impaired as a result of the Company’s quarterly impairment review. No impairment charges were recorded in either 2011 or 2010.

Note E - Long-Term Debt and Obligations Under Capital Leases

Long-term debt and obligations under capital leases at January 1, 2012, and January 2, 2011, are summarized below:

	January 1, 2012		January 2, 2011
	Current	Long-Term	Current	Long-Term
Mortgage loan, 8.6% interest, payable through 2022	$1,080,000	$17,252,000	$999,000	$18,332,000
Obligation under capital lease, 9.9% interest, payable through 2015	43,000	104,000	39,000	147,000
	$1,123,000	$17,356,000	$1,038,000	$18,479,000

Aggregate maturities of long-term debt for the five fiscal years succeeding January 1, 2012, are as follows: 2012 - $1,123,000; 2013 - $1,224,000; 2014 - $1,329,000; 2015 - $1,390,000; 2016 - $1,501,000.

The Company’s mortgage loan, which was obtained in 2002 in the original amount of $25,000,000, has an effective annual interest rate, including the effect of the amortization of deferred issue costs, of 8.6% and is payable in equal monthly installments of principal and interest of approximately $212,000 through November 2022. Provisions of the mortgage loan and related agreements require that a minimum fixed charge coverage ratio of 1.25 to 1 be maintained for the businesses operated at the properties included under the mortgage and that a funded debt to EBITDA (as defined in the loan documents) ratio of 6.0 to 1 be maintained for the Company and its subsidiaries. The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,894,000 at January 1, 2012. The real property at these locations is owned by JAX Real Estate, LLC, the borrower under the loan agreement, which leases them to a wholly-owned subsidiary of the Company as lessee. The Company has guaranteed the obligations of the lessee subsidiary to pay rents under the lease. JAX Real Estate, LLC, is an indirect wholly-owned subsidiary of the Company which is included in the Company’s Consolidated Financial Statements.  However, JAX Real Estate, LLC was established as a special purpose, bankruptcy remote entity and maintains its own legal existence, ownership of its assets and responsibility for its liabilities separate from the Company and its other affiliates.

In 2009, the Company entered into a bank loan agreement that provided for two credit facilities. The credit facilities consisted of a three-year $5,000,000 revolving line of credit, which may be used for general corporate purposes and is scheduled to expire on May 22, 2012, and a five-year $3,000,000 term loan which funded the purchase of 808,000 shares of the Company’s common stock from Solidus Company, L.P., which was the Company’s largest shareholder prior to the purchase, and E. Townes Duncan, a director of the Company. See Note N “Related Party Transactions” for additional description of this transaction. On October 1, 2010, the Company prepaid the balance of approximately $2,400,000 which was outstanding on the term loan. The remaining revolving line of credit is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.

Any amounts borrowed under the bank loan agreement bear interest at an annual rate of 30-day LIBOR plus a margin of 3.50% to 4.50% depending on the adjusted debt to EBITDAR ratio achieved, with a minimum interest rate of 4.60%.  The loan agreement, among other things, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

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

In addition, the Company’s adjusted debt to EBITDAR ratio must not exceed 4.5 to 1 at the end of any fiscal quarter.  Under the loan agreement, EBITDAR is measured based on the then-ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect of any extraordinary or non-recurring gains or losses including any asset impairment charges) plus an amount which, in the determination of net income for such period has been deducted for (i) interest expense; (ii) total federal, state, foreign or other income taxes; (iii) all depreciation and amortization; (iv) scheduled monthly rent payments; and (v) non-cash share-based compensation expense, all as determined in accordance with GAAP. Adjusted debt is (i) the Company’s debt obligations net of any short term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.  If an event of default shall occur and be continuing under the loan agreement, the commitment under the loan agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. No amounts were outstanding under the revolving line of credit at January 1, 2012, or subsequent to that time through March 30, 2012.

Cash interest payments amounted to $1,577,759, $ 1,763,000, and $1,850,000, in 2011, 2010, and 2009, respectively.  No interest costs were capitalized during 2011, 2010 or 2009.

The carrying value and estimated fair value of the Company’s mortgage loan were $18,332,000 and $19,644,000, respectively, at January 1, 2012, compared to $19,331,000 and $17,875,000, respectively, at January 2, 2011.

Note F - Leases

At January 1, 2012, the Company was lessee under both ground leases (the Company leases the land and builds its own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are generally operating leases.

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

Total rental expense amounts to:

	Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Minimum rentals under operating leases	$4,769,000	$4,773,000	$4,843,000
Contingent rentals	133,000	128,000	82,000
	$4,902,000	$4,901,000	$4,925,000

At January 1, 2012, future minimum lease payments under capital leases and non-cancelable operating leases (excluding renewal options) with initial terms of one year or more are as follows:

	Capital	Operating
	Leases	Leases
2012	$56,000	$4,353,000
2013	56,000	4,436,000
2014	56,000	4,448,000
2015	4,000	3,769,000
2016	–	3,457,000
Thereafter	–	11,846,000
Total minimum payments	172,000	$32,309,000
Less imputed interest	(25,000)
Present value of minimum rental payments	147,000
Less current maturities at January 1, 2012	(43,000)
Long-term obligations at January 1, 2012	$104,000

Note G – Income Taxes

Significant components of the Company’s income tax (provision) benefit are as follows:

	Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Current:
Federal	$(141,000)	$2,374,000	$255,000
State	(149,000)	(22,000)	(135,000)
Total	(290,000)	2,352,000	(120,000)
Deferred:
Federal	–	–	(6,676,000)
State	–	–	(546,000)
Total	–	–	(7,222,000)
Income tax (provision) benefit	$(290,000)	$2,352,000	$(7,102,000)

The Company’s effective tax rate differs from the federal statutory rate as set forth in the following table:
	Years Ended
	January 1	January 2	January 3
	2012	2011	2010
Tax (provision) benefit computed at federal statutory rate (34%)	$(390,000)	$(151,000)	$2,800,000
State income taxes, net of federal benefit	56,000	(266,000)	152,000
Reduction in unrecognized tax benefits	255,000	–	–
(Increase) decrease in valuation allowance	(127,000)	2,938,000	(9,962,000)
Other, net	(84,000)	(169,000)	(92,000)
Income tax (provision) benefit	$(290,000)	$2,352,000	$(7,102,000)

In 2011, 2010, and 2009, the Company paid $472,000, $476,000, and $414,000, respectively, related to federal and state income taxes and received refunds totaling $86,000, $3,273,000, and $184,000, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 1, 2012, and January 2, 2011, are as follows:
	January 1	January 2
	2012	2011
Deferred tax liabilities:
Tax over book depreciation	$(2,637,000)	$(3,314,000)
Total deferred tax liabilities	(2,637,000)	(3,314,000)

Deferred tax assets:
Deferred compensation accruals	1,542,000	1,315,000
Net operating loss carryforwards	705,000	670,000
Tax credit carryforwards	6,176,000	7,358,000
Deferred rent obligations	2,787,000	2,672,000
Other, net	435,000	180,000
Total deferred tax assets	11,645,000	12,195,000
Valuation allowance for deferred tax assets	(8,856,000)	(8,729,000)
	2,789,000	3,466,000
Net deferred tax assets	$152,000	$152,000

At January 1, 2012, the Company had tax credit carryforwards of $6,176,000 available to reduce future federal income taxes. These carryforwards consist of FICA tip credits which expire in the years 2025 through 2028 and alternative minimum tax credits which may be carried forward indefinitely. In addition, the Company has net operating loss carryforwards in various states totaling $17,387,000 which are available to reduce state income taxes and which expire from 2012 to 2031. The use of these net operating losses is limited to the future taxable earnings of certain of the Company’s subsidiaries.

ASC Topic 740, “Income Taxes”, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. At the end of fiscal 2009, such evidence included particularly future projected taxable income, the expiration dates of tax credit carryforwards and recent pre-tax losses. Because the pre-tax losses, which included a significant loss for 2009 and which also resulted in a three-year cumulative pre-tax loss, are objectively determined, they were considered to be negative evidence which was given more weight than the positive evidence which was considered. Therefore, during the fourth quarter of 2009, in connection with the preparation of the Company’s financial statements for fiscal year 2009, management concluded that a valuation allowance for substantially all of the Company’s deferred tax assets was necessary in order to reflect the Company’s assessment of its ability to realize the benefits of those assets. As a result, in 2009 the Company recorded an increase in the beginning of the year valuation allowance for deferred tax assets which increased the income tax provision for the fourth quarter by $7,405,000. For reasons similar to those discussed above relative to fiscal 2009, the Company has continued to maintain a valuation allowance for substantially all of its net deferred tax assets throughout fiscal years 2010 and 2011.  As of January 1, 2012, January 2, 2011, and January 3, 2010, the Company had $152,000 of net deferred tax assets and a valuation allowance of $8,856,000, $8,729,000, and $11,667,000, respectively.

The Company has analyzed its filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Periods subject to examination for the Company’s federal return are the 2008 through 2010 tax years. The periods subject to examination for the Company’s state returns are the tax years 2007 through 2010. During the third quarter of 2011, the Internal Revenue Service completed an examination of the Company’s federal income tax returns for fiscal years 2008 and 2009 which resulted in additional expense and payment of $132,000.  The results of the Internal Revenue Service’s audit of the fiscal 2008 and 2009 income tax returns are subject to final approval by the U.S. Congress Joint Committee on Taxation.  Also, during the third quarter of 2011, the Internal Revenue Service commenced an employment tax audit related to 2009 and 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended January 1, 2012, and January 2, 2011:

	Years Ended
	January 1	January 2
	2012	2011
Balance at beginning of the year	$767,000	$767,000
Additions based on tax positions taken during the current year	–	–
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(321,000)	–
Balance at the end of the year	$446,000	$767,000

The Company’s accounting policy with respect to interest expense and penalties arising from income tax settlements is to recognize them as part of the provision for income taxes.  Interest expense of $10,000, and $11,000 was recognized during fiscal 2010 and 2009, respectively.  No interest expense was recognized during fiscal 2011.

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

Share-based compensation expense totaling $358,000, $430,000, and $378,000 was recognized for 2011, 2010, and 2009, respectively.

At January 1, 2012, the Company had $792,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of approximately 3.0 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards and used the following weighted-average assumptions for the indicated periods:
	Years Ended
	January 1 2012	January 2 2011	January 3 2010
Dividend yield	–%	–%	–%
Volatility factor (historical)	.5341	.5161	.5118
Risk-free interest rate	1.03%	1.17%	2.11%
Expected life of options (in years)	4.8	4.8	4.8
Weighted-average grant date fair value	$2.50	$1.97	$1.86

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

A summary of stock options under the Company’s option plans is as follows:
					Weighted
					Average
					Exercise
Options	Shares	Option Prices			Price
Outstanding at December 28, 2008	1,036,450	$2.24	-	$15.00	$8.62
Issued	235,000	4.10	-	4.69	4.12
Exercised	–	–	-	–	–
Expired or canceled	(210,200)	2.24	-	8.22	4.41
Outstanding at January 3, 2010	1,061,250	2.24	-	15.00	8.46
Issued	54,500	4.09	-	4.59	4.44
Exercised	(30,000)	2.25	-	3.88	2.85
Expired or canceled	(254,250)	3.44	-	15.00	13.19
Outstanding at January 2, 2011	831,500	2.24	-	15.00	6.95
Issued	223,000	5.50	-	5.50	5.50
Exercised	(29,875)	2.24	-	4.25	2.46
Expired or canceled	(9,000)	4.09	-	13.33	8.16
Outstanding at January 1, 2012	1,015,625	$3.15	-	$15.00	$6.75

Stock options exercisable and shares available for future grant are as follows:
	January 1	January 2	January 3
	2012	2011	2010
Stock options exercisable	603,563	437,125	542,625
Shares available for grant	16,119	230,119	31,369

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s stock and totaled $830,000 and $420,000 at January 1, 2012, and January 2, 2011, respectively. The total intrinsic value of options exercised was $91,000 and $65,000 for 2011 and 2010, respectively. No options were exercised in 2009. The Company had non-cash transactions involving options which were exercised under net-share settlements totaling $13,000 and $50,000 in 2011 and 2010, respectively.

The following table summarizes the Company’s non-vested stock option activity for the year ended January 1, 2012:
		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested stock options at January 2, 2011	394,375	$2.41
Granted	223,000	2.50
Vested	(204,313)	2.90
Forfeited	(1,000)	1.89
Non-vested stock options at January 1, 2012	412,062	$2.22

The following table summarizes information about the Company’s stock options outstanding at January 1, 2012:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
Range of Exercise Prices	Number Outstanding at January 1, 2012	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 1, 2012	Average Remaining Contractual Life	Weighted Average Exercise Price
$3.15 - $6.10	632,625	5.3 years	$4.94	220,563	4.3 years	$4.68
7.61 - 9.50	296,500	3.9 years	8.49	296,500	3.9 years	8.49
13.09 - 15.00	86,500	2.5 years	14.07	86,500	2.5 years	14.07
$3.15 - $15.00	1,015,625	4.6 years	$6.75	603,563	3.8 years	$7.90

Stock options exercisable at January 2, 2011 and January 3, 2010 had weighted average exercise prices of $7.05 and $9.08, respectively.

The Company has an Employee Stock Purchase Plan under which 75,547 shares of the Company’s common stock are available for issuance. No shares have been issued under the plan since 1997.

The Company has Salary Continuation Agreements which provide retirement and death benefits to executive officers and certain other members of management. The expense recognized under these agreements was $622,000, $493,000, and $498,000 in 2011, 2010, and 2009, respectively.

The Company has a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code which allows qualifying employees to defer a portion of their income on a pre-tax basis through contributions to the plan. All Company employees with at least 1,000 hours of service during the twelve month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the plan. The Company’s matching contributions totaled $69,000, $64,000, and $69,000 for fiscal years 2011, 2010, and 2009, respectively.

The Company also has a non-qualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with Company contributions under the same matching formula and limitations as the Company’s Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any Company matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds which the plan administrator has determined to make available for this purpose. Participant account balances totaled $110,000 and $103,000 at January 1, 2012 and January 2, 2011, respectively.

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

During 2011 and 2010, cash contributions of $50,000 to the ESOP were approved by the Company’s Board of Directors resulting in recognition of $50,000 of compensation expense in each year. The Company made no contribution to the ESOP in 2009. The ESOP held 201,069 shares of the Company’s common stock at January 1, 2012. For purposes of computing earnings per share, the shares purchased by the ESOP are included as outstanding shares in the weighted average share calculation.

Note J - Shareholder Rights Plan

The Company’s Board of Directors has adopted a shareholder rights plan intended to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics, by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.

The shareholder rights plan that was in place during 2011 and until March 5, 2012, was a plan by which the Company had distributed rights to purchase (at the rate of one right per share of common stock) one one-hundredth of a share of no par value Series A Junior Preferred at an exercise price of $12.00 per share. The rights attached to the common stock and could be exercised only if a person or group acquired 20% of the outstanding common stock or initiated a tender or exchange offer that would have resulted in such person or group acquiring 10% or more of the outstanding common stock. Upon such an event, the rights “flip-in” and each holder of a right (other than rights held by such person or group triggering the “flip-in”) would have thereafter had the right to receive, upon exercise, common stock having a value equal to two times the exercise price. Additionally, if a third party were to have taken certain action to acquire the Company, such as a merger or other business combination, the rights would “flip-over” and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price.

On March 5, 2012, the Board of Directors terminated the prior shareholder rights plan and adopted a new shareholder rights plan.  The new shareholder rights plan will expire on March 4, 2013. Under the new shareholder rights plan, the Company distributed rights to purchase (at the rate or one right per share of common stock) one one-hundredth of a share of Series A Junior Participating Preferred Stock for $30.00 per share.  The new plan provides that if a person or group acquires 15% or more (or in the case of a passive, “Qualified Institutional Investor” filing a Schedule 13G, 20% or more) of the Company’s outstanding common stock, or commences a tender or exchange offer for 15% or more of the Company’s common stock, each right will “flip-in” and entitle its holder (other than the acquiring person or members of such group) to purchase, for $30, a number of the Company’s common shares having a market value of twice such price. In the event of a merger or similar transaction with an acquiring person or group, each right will “flip-over” and entitle its holder (other than the acquiring person or such group) to purchase, for $30, a number of shares of the acquiring corporation having a value of twice such price.  In addition, at any time after a person or group acquires 15% or more (or in the case of a Qualified Institutional Investor, 20% or more) of the Company’s outstanding common stock (unless such person or group acquires 50% or more), or commences a tender offer for 15% or more of the Company’s common stock, the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void).  Prior to the acquisition by a person or group of beneficial ownership of 15% or more (or in the case of a Qualified Institutional Investor, 20% or more) of the Company's common stock, or the commencement by a person or group of a tender offer for 15% or more of the Company’s common stock, the rights are redeemable for one tenth of one cent per right at the option of the Board of Directors. In the event of a Qualified Offer (as defined in the rights plan) that does not result in the Board of Directors redeeming the rights by action of the Board, the rights will be redeemed if either (i) the Board of Directors fails to call a special meeting of the shareholders to be held within 105 days of receipt of the Qualified Offer at which the shareholders will vote on the Qualified Offer and redemption of the rights, or (ii) if at such special meeting, the shareholders vote to accept the Qualified Offer and redeem the rights.

Note K - Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company may remain secondarily liable for certain real property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these nine leases at January 1, 2012 was approximately $1,200,000. In connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company also remains secondarily liable for certain real property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these 12 leases at January 1, 2012, was approximately $700,000.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these five leases as of January 1, 2012, was approximately $650,000. There have been no payments by the Company of such contingent liabilities in the history of the Company.

In February 2012, the Company agreed to a settlement of a previously disclosed lawsuit, Dionne Michelle Williams-Green v. J. Alexander’s Restaurants, Inc., pending in the United States District Court for the Northern District of Illinois.   The settlement is subject to court approval.   The case was filed by a former hourly employee of the Company in Illinois and was later certified as a class action on a claim that the Company’s tip share pool in two restaurants was invalid.  The Company’s fiscal year 2011 results include expenses of approximately $900,000 related to the defense and settlement of this matter.

As described in Note G, the Company is currently undergoing a federal employment tax audit for 2009 and 2010.  The potential financial impact of this audit is not determinable at this time.

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

Note L - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities includes the following:
	January 1	January 2
	2012	2011
Taxes, other than income taxes	$2,604,000	$2,481,000
Salaries, wages, vacation and incentive compensation	1,840,000	2,070,000
Insurance	123,000	122,000
Interest	133,000	145,000
Utilities	231,000	242,000
Accounting and auditing	144,000	220,000
Income taxes currently payable	125,000	–
Other	933,000	540,000
	$6,133,000	$5,820,000

Note M - Intangible Assets and Deferred Charges

Intangible assets recorded on the accompanying Consolidated Balance Sheet at January 1, 2012 include deferred loan costs and other intangible assets with finite lives which are scheduled to be amortized over their estimated useful lives. For the next five fiscal years, scheduled amortization is as follows: 2012 - $77,000; 2013 - $56,000; 2014 - $50,000; 2015 - $48,000; 2016 - $45,000.

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

Unaudited Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended January 1, 2012 and January 2, 2011 (in thousands, except per share amounts):

	2011 Quarters Ended
	April 3	July 3		October 2		January 1
Net sales	$40,749	$38,564		$36,944		$40,918
Operating income (loss)	1,776	458		(551)		1,016	1,2,3
Net income	1,062	57		(606)		344
Basic earnings (loss) per share	.18	.01		(.10)		.06
Diluted earnings (loss) per share	.18	.01		(.10)		.06

	2010 Quarters Ended
	April 4	July 4		October 3		January 2
Net sales	$38,725	$36,336		$35,164		$38,793
Operating income (loss)	1,548	110		(528)		1,132	2,3
Net income	797	26	4	1,478	4	495
Basic earnings per share	.13	—		.25		.08
Diluted earnings per share	.13	—		.25		.08

1	Includes approximately $800 of expense related to the defense and settlement, which is subject to court approval, of a lawsuit involving allegations of tip share pool violations.
2	Includes adjustment to increase deferred compensation expense of $323 in the fourth quarter of 2011 and $215 in the fourth quarter of 2010.
3	Includes accrual of bonus compensation expense of $204 in the fourth quarter of 2010 and reversal of $197 in previously accrued bonus compensation in the fourth quarter of 2011.
4
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of January 1, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting . There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item with respect to directors of the Company will appear in, and  is incorporated herein by reference to, the “Proposal No. 1: Election of Directors” section, the “Corporate Governance” section and the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders. (See also “Executive Officers of the Company” under Part I of this Form 10-K.)

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

Item 11. Executive Compensation

The information required under this item will appear in, and is incorporated herein by reference to, the “Executive Compensation” section of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will appear in, and is incorporated herein by reference to, the “Security Ownership of Certain Beneficial Owners and Management” section and the “Securities Authorized for Issuance Under Equity Compensation Plans” section of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will appear in, and is incorporated herein by reference to, the “Certain Relationships and Related Transactions” section and the “Corporate Governance” section of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required under this item will appear in, and is incorporated herein by reference to, the “Relationship with Independent Registered Public Accounting Firm” section of the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

J. ALEXANDER’S CORPORATION

Date: 4/2/12	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	4/2/12
Lonnie J. Stout II

/s/ R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	4/2/12
R. Gregory Lewis

/s/ Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	4/2/12
Mark A. Parkey

/s/ E. Townes Duncan	Director	4/2/12
E. Townes Duncan

/s/ Brenda B. Rector	Director	4/2/12
Brenda B. Rector

/s/ Joseph N. Steakley	Director	4/2/12
Joseph N. Steakley

J. ALEXANDER’S CORPORATION

INDEX OF EXHIBITS

Reference Number
per Item 601 of
Regulation S-K	Description

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990 (File No. 1-8766), is incorporated herein by reference).

(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 (File No. 1-8766), is incorporated herein by reference).

(3)(a)(3)	Amendment to Charter dated March 5, 2012 (Exhibit 3.1 of the Registrant’s Report on Form 8-K filed March 6, 2012 (File No. 1-8766), is incorporated herein by reference).

(3)(b)	Amended and Restated Bylaws as currently in effect. (Exhibit 3.1 of the Registrant’s Report on Form 8-K filed October 30, 2007 (File No. 1-8766), is incorporated herein by reference).

(4)(a)
Rights Agreement, dated as of March 5, 2012, between Registrant and Computershare Trust Company, N.A., (Exhibit 4.1 of the Registrant’s Report on Form 8-K filed March 6, 2012 (File No. 1-8766), is incorporated herein by reference).

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

E-1

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

(10)(cc)
Revolving Promissory Note dated May 22, 2009 from the Registrant in favor of Pinnacle National Bank (Exhibit 10.3 of the Registrant’s Report on Form 8-K filed May 27, 2009 (File No. 1-8766), is incorporated herein by reference).

(10)(dd)	2011 Executive Compensation Matters.

(21)	List of subsidiaries of Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, (ii) Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, (iii) Consolidated Statements of Cash Flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, (iv) Consolidated Statement of Stockholders’ Equity for the years ended January 1, 2012, January 2, 2011, and January 3, 2010; and (v) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Denotes executive compensation plan or arrangement.

E-3