Form 10-K/A
period 2012-01-01
ALEXANDERS J CORP
filed 2012-04-30
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sales price on The NASDAQ Stock Market LLC (“NASDAQ Stock Market”) of such stock as of July 1, 2011, the last business day of the Company’s most recently completed second fiscal quarter, was $35,360,536, assuming solely for this purpose that (i) all shares held by officers of the Company are shares owned by “affiliates”, (ii) all shares beneficially held by members of the Company’s Board of Directors are shares owned by “affiliates,” a status which each of the directors individually disclaims and (iii) all shares held by the Trustee of the J. Alexander’s Corporation Employee Stock Ownership Plan are shares owned by an “affiliate.”

The number of shares of the Company’s Common Stock, $.05 par value, outstanding at April 27, 2012, was 5,994,453.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

J. Alexander’s Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “Commission”) on April 2, 2012. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended January 1, 2012. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to update the number of shares of the Company’s Common Stock outstanding and to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the financial statements previously filed with the Original Form 10-K. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission.

FORWARD-LOOKING STATEMENTS

The forward-looking statements included in this Form 10-K/A relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, economic conditions, anticipated capital expenditures, financing arrangements and other similar matters, which reflect management’s best judgment based on factors currently known. Generally, the words “believe”, “expect”, intend”, “estimate”, “anticipate”, “project”, “may”, “will”, “should” and similar expressions identify forward-looking statements. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

E. Townes Duncan
Mr. Duncan, 58, has been a director of the Company since May 1989. Mr. Duncan is the Chief Executive Officer of Solidus General Partner, LLC, the general partner of Solidus Company, L.P. (“Solidus”), a private investment firm, a position he has held since 2007, where he oversees early-stage and high-growth venture capital investments as well as the management and development of those companies. Mr. Duncan has been associated with Solidus or its predecessor since January 1997. Mr. Duncan served as a director of Bright Horizons Family Solutions, Inc., a publicly held childcare services company, from 1998 until 2008. He is a graduate of Washington & Lee University School of Law and received his undergraduate degree from Vanderbilt University. Mr. Duncan’s background as an attorney, his service as a member of the board of directors of various public and private companies and as the chief executive officer of a public company, as well as his experience as an institutional investor provide unique perspectives to the Company’s Board.

Brenda B. Rector
Ms. Rector, 64, has been a director since May 2004. From October 1996 until March 2004, Ms. Rector was the Vice President, Controller and Chief Accounting Officer of Province Healthcare Company, an owner and operator of acute care hospitals in non-urban markets. Prior to her employment with Province Healthcare Company, Ms. Rector was a partner of Ernst & Young where she served a variety of clients, both publicly and privately held, including restaurant and financial services industries. Ms. Rector has over 35 years of experience practicing as a certified public accountant working with and for public companies. She received her B.S. in accounting from Tennessee Technological University. Ms. Rector’s experience in accounting and financial management of public companies makes her an important contributor to the Board and as a member of the Company’s Audit Committee.

Joseph N. Steakley
Mr. Steakley, 58, has been a director since May 2004. He currently serves as Senior Vice President – Internal Audit of HCA Holdings, Inc. (“HCA”), a publicly held owner and operator of hospitals, a position he has held since July 1999. From November 1997 to July 1999, Mr. Steakley was Vice President – Internal Audit for HCA. Prior to his employment with HCA, Mr. Steakley served as a partner of Ernst & Young. Mr. Steakley has over 36 years of experience practicing as a certified public accountant and auditor working with and for public companies, including restaurant industry clients. He received his B.B.A. in accounting from Middle Tennessee State University. Mr. Steakley’s expertise in the areas of internal control over financial reporting for public companies and other internal auditing matters make him an important contributor to the Board and as Chair of the Company’s Audit Committee.

Lonnie J. Stout II
Mr. Stout, 65, has been a director and President and Chief Executive Officer of the Company since May 1986. Since July 1990, Mr. Stout has also served as Chairman of the Company. From 1982 to May 1984, Mr. Stout was a director of the Company, and he served as Executive Vice President and Chief Financial Officer of the Company from October 1981 to May 1984. He is a certified public accountant, inactive, and a graduate of Tennessee Technological University. Mr. Stout has over 30 years of experience in the hospitality, food services and restaurant business. His industry knowledge and experience make him a vital component to the Company’s Board.

EXECUTIVE OFFICERS

Information concerning the Company’s executive officers appears under Part I, Item I of the Original Form 10-K under the caption “Executive Officers of the Company.”

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Commission and the NASDAQ Stock Market. Executive officers, directors and greater than 10% shareholders are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended January 1, 2012, its executive officers and directors and persons who own more than 10% of the Company’s outstanding equity securities complied with all applicable filing requirements.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of its Board of Directors and officers, including the Chief Executive Officer, Chief Financial Officer and the Company’s principal accounting officer. The Company’s Code of Business Conduct and Ethics is posted on its website at www.jalexanders.com, or a copy can be requested by writing to the following address: J. Alexander’s Corporation, 3401 West End Avenue, Suite 260, Nashville, Tennessee 37203. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The members of the Audit Committee are Joseph N. Steakley (Chair), Brenda B. Rector and E. Townes Duncan. Two of the members of the Audit Committee, Mr. Steakley and Ms. Rector, are each qualified as an “audit committee financial expert” within the meaning of Commission regulations and is “financially sophisticated” within the meaning of the NASDAQ Stock Market listing standards. All members of the Audit Committee qualify as an “independent director” within the meaning of the NASDAQ Stock Market listing standards.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

As a smaller reporting company, as defined by Item 10(f) of Regulation S-K, the Company has elected to furnish the scaled compensation-related disclosure, as permitted by the Commission, rather than a more detailed Compensation Discussion and Analysis and related disclosures made by other reporting companies.

SUMMARY COMPENSATION TABLE – FISCAL YEARS 2010-2011

The following table sets forth certain summary information for the year indicated with respect to the compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer and the two next most highly compensated executive officers of the Company (collectively, the “Named Officers”).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)(4)	Total ($)
Lonnie J. Stout II Chairman, President, Chief Executive Officer and Director	2011 2010	407,918 394,058	— —	250,000 —	363,624 326,679	771,792 720,737
R. Gregory Lewis Vice President, Chief Financial Officer and Secretary	2011 2010	212,750 205,500	— 36,000	87,500 —	240,686 158,132	540,936 399,632
J. Michael Moore Vice President, Human Resources and Administration	2011 2010	167,850 162,325	— 24,000	37,500 —	69,588 55,818	274,938 242,143

(1)
Amounts shown are not reduced to reflect the Named Officers’ contributions to the Company’s 401(k) and deferred compensation plans. Amounts shown are amounts actually earned by the Named Officer during the year.

(2)
Represents the aggregate grant date fair value of the stock option award granted to the Named Officer determined in accordance with ASC Topic 718 “Compensation – Stock Compensation.” For additional information on the assumptions made in the valuation for the awards reflected in this column, please see Note H to the Consolidated Financial Statements contained in the Company’s Original Form 10-K.

(3)
Amounts shown reflect the value to each of the Named Officers of: the expense recognized by the Company relating to the vested benefit under their Amended and Restated Salary Continuation Agreements, contributions allocated by the Company pursuant to the Company’s 401(k) and deferred compensation plans and the Employee Stock Ownership Plan, an auto allowance, reimbursements for certain auto-related expenses, the Company’s reimbursement of employee medical insurance contributions, payments received under a supplemental medical reimbursement insurance plan, payments of supplemental disability insurance premiums, and certain other benefits that vary by the Named Officer, including group life insurance premiums, tax preparation and planning services, a health club membership stipend and the limited use of Company-owned tickets to Tennessee Titans games.

(4)
The following table details for each Named Officer the expense recognized by the Company over the last two fiscal years relating to the Named Officer’s vested Amended and Restated Salary Continuation Agreement benefits. No amounts were actually paid to the employee.

Name	Non-Cash Expense Recognized Relating to the Vested Benefit Under the Amended and Restated Salary Continuation Agreements
Lonnie J. Stout II	$337,320 (2011) $297,714 (2010)
R. Gregory Lewis	$210,546 (2011) $131,444 (2010)
J. Michael Moore	$32,029 (2011) $28,609 (2010)

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Compensation Philosophy. The Company’s executive compensation program is administered by the Compensation/Stock Option Committee (the “Committee”) and compensates management through a combination of base salary, annual incentives and long-term incentives. The goal of the executive compensation program is to attract and retain talent through a mix of short-term and long-term incentives that reward outstanding Company and individual performance and the creation of shareholder value. Base salaries are intended to provide cash compensation at a level appropriate for the Named Officer’s experience and responsibilities. The Company’s incentive compensation, which has historically taken the form of a cash incentive program and stock options, is designed to reward both short-term and long-term strategic management and align a portion of the management incentives with the long-term interests of our shareholders.

Base Salary. Base salaries are reviewed annually and may be adjusted in light of individual past performance, tenure, any change in the Named Officer’s position or responsibilities within the Company, or rates of inflation. The Committee reviews the base salary of the Chief Executive Officer and receives recommendations from the Chief Executive Officer regarding base salaries for the other Named Officers. The Named Officers received base salaries during 2011 in the amounts set forth in the Summary Compensation Table under the heading “Salary.” These base salary amounts reflect moderate increases in the base salaries of each of Messrs. Stout, Lewis and Moore from 2010 due to market increases and inflation.

Cash-Based Incentive Compensation. Part of the Company’s compensation philosophy is to incentivize its Named Officers using cash-based incentive compensation tied primarily to Company goals. The Committee approves the payment of annual cash incentive compensation, if earned, because the Company believes they reward executives for achieving the shorter-term goals of the Company.

All Named Officers participate in the Company’s Cash Incentive Performance Program (the “CIPP”) under which they are eligible to receive a cash payment based on performance targets in accordance with the Amended and Restated 2004 Equity Incentive Plan. Performance targets are set annually by the Committee and communicated to participants. The amount of the cash payment is a percentage of the officer’s annual base salary. Each participant in the CIPP is assigned an annual award target expressed as a percentage of the participant’s base salary. This annual award target is generally determined based on his ability to influence profitability, meet the Company’s stated objectives of operational excellence and ensure the integrity of the Company’s financial statements and reputation of the Company in the business community. In addition, the Committee has the discretionary authority to modify the annual award target based on its assessment of the individual’s performance.

The CIPP is designed to provide 100% of a participant’s annual award target for achieving targeted performance, 50% of a participant’s annual award target for achieving a minimum acceptable (threshold) level of performance, and up to a maximum of 200% of a participant’s annual award target for achieving maximum performance, but subject to a maximum payment of 100% of base salary. Payouts between the threshold and maximum amounts are calculated by the Committee following its consideration of Company performance. No payments will be made for performance below the threshold level.

The Committee did not set performance targets or make incentive cash payments under the CIPP for 2010 as a result of then-prevailing economic conditions.

The performance targets for 2011 were calculated based on the Company achieving designated levels of earnings before net interest expense, income taxes, depreciation, amortization, pre-opening expense, certain impairment charges, if applicable, any stock option expense and any change in deferred compensation accruals that result from interest rate changes (the “Adjusted EBITDA”).  The amount of the potential cash incentive for Mr. Stout for 2011 performance ranged from 17.5% of base salary if the Company’s Adjusted EBITDA performance achieved acceptable threshold levels to 70% of base salary if the Company’s Adjusted EBITDA performance exceeded a maximum performance target. For Mr. Lewis, the potential cash incentive for 2011 ranged from 15% of base salary to 60% of base salary. For Mr. Moore, the potential cash incentive for 2011 ranged from 12.5% of base salary to 50% of base salary.

Because the Company did not achieve the threshold Adjusted EBITDA performance levels established by the Committee for 2011, no cash incentive payments were made under the CIPP with respect to 2011.

As described in Exhibit (10)(ee) to the Original Form 10-K filed with the Commission, the Committee has established performance targets pursuant to the CIPP for 2012 and the Company’s Named Officers will be eligible to receive incentive cash payments if the Company achieves designated performance levels of Adjusted EBITDA.

Equity-Based Compensation. The Company has historically awarded non-qualified or incentive stock options to its Named Officers under shareholder-approved plans on a periodic basis. The Company believes that the vesting feature of stock options closely aligns Named Officers’ interests with those of other shareholders because when the price of the Company’s stock increases from the price on the date of grant over the life of the stock option, the employee realizes value commensurate with increases to shareholder value generally.

Stock options generally are granted to all officers and other key employees, have a seven or ten-year term and an exercise price equal to or greater than the closing market price of the underlying shares of the Company’s Common Stock on the date of grant. The number of options granted to each Named Officer is based on the Company’s conclusions on the sufficiency of the Company’s cash compensation and other benefits available to the Named Officer. Because the Company believes a larger portion of more senior executives’ compensation should be tied to the Company’s performance, a larger number of options are granted to the more senior executive officers, decreasing incrementally based on position. The Company made no stock option awards to the Named Officers in 2010. On August 8, 2011, the Company made grants of 100,000, 35,000 and 15,000 stock options to Messrs. Stout, Lewis and Moore, respectively, all at an exercise price of $5.50 (the market price of the Company’s stock on the date of the grant).  All of the options granted to the Named Officers in 2011 vest ratably over four years and have seven year terms.  Options granted in 2011 are subject to accelerated vesting upon a change in control as defined in the Amended and Restated 2004 Equity Incentive Plan.

Cash Bonuses. On occasion, the Company has awarded discretionary cash bonus payments to its Named Officers to reward superior individual performance during a fiscal year.  For fiscal year 2010, the Committee determined to award modest discretionary bonus payments in the amounts shown in the Summary Compensation Table to its Named Officers other than Mr. Stout to reward them for their individual performance during that year.  Mr. Stout asked not to be considered for a bonus for fiscal year 2010.  No discretionary bonuses were paid for 2011.

Employment Agreements. On December 26, 2008, the Company entered into employment agreements with Messrs. Stout, Lewis and Moore. The agreements provide that each of the Named Officers will continue to serve in their current offices and such other office or offices to which he may be appointed or elected by the Board of Directors of the Company for the term of the agreement. Following the initial three-year term, each agreement is subject to successive one-year automatic renewals unless either party gives written notice to the other party not less than 90 days prior to the end of the then-current term that it is electing not to extend the agreement. Each agreement provides for the Named Officer to continue to receive his current annual base salary as well as customary benefits, including remuneration pursuant to the Company’s cash compensation incentive plans (assuming applicable performance targets are met) or any long-term incentive award plans offered generally to executives of the Company and health insurance. Pursuant to the terms of each agreement, the Company will also reimburse the Named Officer for all reasonable business expenses incurred by such Named Officer in performance of his duties. Compensation payable under the agreements is subject to annual review by the Committee of the Board of Directors, and may be increased as the Committee deems advisable.

Each agreement provides for certain payments upon the termination of the Named Officer’s employment. Details of these payments and obligations are discussed below under the heading “Potential Payments Upon Termination or Change in Control.” Pursuant to the terms of each of the agreements, each Named Officer is prohibited from competing with the Company during the term of his employment and for a period of one year following termination of employment if the Named Officer receives payments under the employment agreements in connection with termination without “cause” or by the Named Officer for “good reason.” The Named Officer is also subject to certain confidentiality, non-disclosure and non-solicitation provisions.

Retirement Benefits. For over 30 years, the Company has provided a vested salary continuation benefit as the primary retirement benefit for its senior executives, including the Named Officers.  Each Named Officer receives this retirement benefit through Amended and Restated Salary Continuation Agreements between the Company and the Named Officer. A description of the vested salary continuation benefits provided to each Named Officer under these agreements is described below under “Potential Payments upon Termination or Change in Control.” In addition, the Company provides its Named Officers certain other retirement benefits, including participation in the Company’s 401(k) plan and a non-qualified deferred compensation plan. Each plan allows the Named Officer to defer a portion of his compensation income on a pre-tax basis through contributions to the plan. The Company will match 25% of the Named Officer’s total elective contributions up to 3% of the Named Officer’s compensation for the Plan year (taking into account elective contributions to both plans). Earnings, gains and losses on deferral accounts under the non-qualified deferred compensation plan are determined quarterly and credited to participant accounts based on the gains or losses of hypothetical measurement funds selected by the plan’s administrative committee. The Company does not provide above-market or preferential earnings on deferred compensation. In addition, the Company maintains an Employee Stock Ownership Plan (“ESOP”). The ESOP is a modest tax-advantaged retirement benefit plan funded by shares of Company Common Stock available to all employees with at least 1,000 hours of service during the 12-month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age. Three years of service with the Company are generally required for a participant’s account to vest. Shares held under the ESOP are distributed to participants upon their termination or retirement. In each of 2011 and 2010, the Company made a cash contribution of $50,000 to the ESOP that was used to purchase shares of Company Common Stock in the open market. Shares purchased by the ESOP during each year are allocated pro-rata to all employee participants in proportion to their compensation for the year. Allocations to the accounts of Named Officers did not exceed $500 in either of 2011 or 2010.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END TABLE

The following table summarizes the number of outstanding equity awards held by each of the Named Officers as of January 1, 2012.

Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Lonnie J. Stout II	40,000 10,000 12,500 43,750 16,875 80,000	5,625 80,000 100,000	N/A	9.50 8.22 13.09 15.00 6.10 4.10 5.50	12/21/05(2) 12/21/05(2) 05/15/07(3) 05/15/07(3) 07/24/08(3) 11/23/09(3) 08/08/11(3)	12/21/15 12/21/15 05/15/14 05/15/14 07/24/15 11/23/16 08/08/18
R. Gregory Lewis	10,000 30,000 6,250 11,250 10,000	3,750 10,000 35,000	N/A	9.50 8.22 13.09 6.10 4.10 5.50	12/21/05(2) 12/21/05(2) 05/15/07(3) 07/24/08(3) 11/23/09(3) 08/08/11(3)	12/21/15 12/21/15 05/15/14 07/24/15 11/23/16 08/08/18
J. Michael Moore	5,000 10,000 20,000 5,000 7,500 5,000	2,500 5,000 15,000	N/A	4.25 9.50 8.22 13.09 6.10 4.10 5.50	07/22/03(4) 12/21/05(2) 12/21/05(2) 05/15/07(3) 07/24/08(3) 11/23/09(3) 08/08/11(3)	07/22/13 12/21/15 12/21/15 05/15/14 07/24/15 11/23/16 08/08/18

(1)	Represents options granted pursuant to the Company’s equity incentive plans. All currently outstanding options have a term of seven or ten years from the grant date.

(2)	Options vested on grant date.

(3)	Options vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.

(4)	Options vested in three equal installments on the first, second and third anniversaries of the grant date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Overview

Payments Pursuant to the Employment Agreements. Under each of the legacy employment agreements discussed above under “Narrative Disclosure to Summary Compensation Table,” if the Company terminates the employment of the Named Officer with “cause,” or the Named Officer terminates employment without “good reason,” the Company is required to pay the Named Officer his salary, prior year bonus (if any) and benefits already earned but unpaid through the date of such termination. If the Company terminates the employment of Mr. Stout or Mr. Lewis without “cause,” including non-renewal by the Company or if Mr. Stout or Mr. Lewis resigns for “good reason,” Mr. Stout or Mr. Lewis will receive the foregoing and will also be entitled to receive (i) a lump sum cash payment equal to 2.99 times his base salary then in effect, (ii) a lump sum cash payment equal to 2.99 times the higher of a) the cash bonus paid, or earned but not yet paid, in respect of the previous fiscal year or b) the average bonus paid, or earned but not yet paid, in respect of the last three fiscal years, and (iii) health insurance benefits substantially commensurate with the Company’s standard health insurance benefits for Mr. Stout or Mr. Lewis and his spouse and dependents for a period of two years. For Mr. Moore, the applicable severance amounts payable under his employment agreement in the event of his termination without “cause” or resignation for “good reason” is 2.00 times salary and applicable bonus; Mr. Moore will also be entitled to the same health insurance benefits as set forth above for Mr. Stout and Mr. Lewis. For Mr. Stout and Mr. Lewis, who are also parties to Severance Benefits Agreements entitling them to 18 months’ salary upon termination by the Company without “cause” or resignation for “reason,” the applicable severance amounts payable under the employment agreements in the event of termination without “cause” and for “good reason” are reduced by amounts actually paid under the executive’s Severance Benefits Agreement.

Under the employment agreements, in the event of termination without “cause” or if the Named Officer resigns for “good reason,” each in connection with a “change in control,” each Named Officer will be entitled to receive the severance payments and benefits described above, including a payment of 2.99 times salary and applicable bonus amounts.  In addition, all unvested equity incentive plan awards held by the Named Officer will vest upon a termination in connection with a change of control and health insurance benefits will continue for a period of three years.  In the employment agreements “change in control” is defined to include (i) the acquisition of 35% or more of the combined voting power of the then outstanding securities of the Company by any person, entity or group; (ii) the change in ownership of a majority of the combined voting power of the then outstanding securities of the Company as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination transaction, sales of all or substantially all assets or contested election, or any combination of the foregoing; or (iii) a change, during any period of two consecutive years, in a majority of the directors of the Company, unless such newly elected directors were approved by a vote of at least two-thirds of the directors in office at the beginning of such period.

In addition to the payments noted above, the employment agreements provide the Named Officers upon any termination: accrued but unpaid base salary through the date of termination; accrued but unpaid vacation pay; unreimbursed employment related expenses; and any other benefits owed to the executive under the Company’s employee benefit plans and policies or applicable law. Each Named Officer is also subject to certain non-solicitation and non-competition covenants for a term of one year following termination. The legacy employment agreements also provide for certain tax reimbursement payments to the extent any payment made under the employment agreement becomes subject to excise taxes, interest or penalties.

Payments Made Pursuant to the Legacy Severance Benefits Agreements. In 1989, the Company entered into Severance Benefits Agreements with Mr. Stout and Mr. Lewis pursuant to which Mr. Stout and Mr. Lewis would receive lump sum payments representing 18 months of their salaries upon termination by the Company without “cause” or resignation by Mr. Stout or Mr. Lewis for “reason.” Under the Severance Benefits Agreements, Mr. Stout or Mr. Lewis has “reason” to terminate his employment if his present job responsibilities change or there is a decrease in his compensation or some other economic loss. Under the Severance Benefits Agreements, Mr. Stout and Mr. Lewis would not be entitled to severance benefits if either were terminated for “cause.”  Under the Severance Benefits Agreements, the Company will have “cause” only if termination was the result of an act or acts of dishonesty by the Named Officer constituting a felony and resulting in or intended to result in substantial gain or personal enrichment at the expense of the Company. As described above, any payments actually made under the Severance Benefits Agreements to Mr. Stout or Mr. Lewis will offset and reduce any amounts that become payable under their respective employment agreement.

Payments Made Pursuant to the Amended and Restated Salary Continuation Agreements. The Company is also a party to Amended and Restated Salary Continuation Agreements with its Named Officers that provide for annual retirement benefits payable upon termination of employment. These annual retirement benefits were implemented by the Company over 30 years ago and are the primary retirement benefit for Named Officers. The amounts described below assume that terminations occurred as of January 1, 2012.

The Amended and Restated Salary Continuation Agreements, which may be updated or replaced by new agreements from time to time prior to a change in control, provide for an annual retirement benefit of 50% of the employee’s base salary on the date of his termination of service with the Company for any reason other than death if such termination occurs on or after attaining the age of 65. For the purpose of calculating retirement benefits, base salary is determined as the greater of actual base salary on the date of termination or the average base salary for the three full fiscal years immediately preceding termination. The retirement benefit is payable over 15 years commencing within 30 days of the employee’s retirement. The same benefit is available to the beneficiaries of an employee who dies while in office, but after age 65. The Amended and Restated Salary Continuation Agreements also provide that in the event an employee dies while in the employ of the Company before attaining the age of 65, his beneficiaries will receive specified benefit payments for a period of ten years, or until such time as the employee would have attained age 65, whichever period is longer. The payments in this instance are 100% of the employee’s base salary at the time of death for the first year after death and 50% of the employee’s base salary at the time of death each year thereafter in the death benefits period. The annual payment for the first year after death for Messrs. Stout, Lewis and Moore would be $415,000, $216,500 and $170,700, respectively, based on current salaries.

The Amended and Restated Salary Continuation Agreements also provide for a vested benefit for each officer upon termination of service with the Company for any reason other than death prior to age 65. The vested benefit will be based on the employee’s base salary as of the date of termination, subject to certain minimum benefit levels. For Messrs. Stout and Lewis, the vested benefit is an annual benefit equal to the greater of fifty percent (50%) of the employee’s base salary as of the employee’s termination date or a designated minimum annual amount, each paid in equal monthly installments for a period of fifteen years commencing once the employee subsequently attains the age of 65. For Mr. Moore, the vested benefit is a lump sum payable within 30 days of termination equal to the greater of the present value as of the date of payment (using a seven percent (7%) discount rate) of fifty percent (50%) of Mr. Moore’s base salary as of the date of termination as if paid in equal monthly installments, beginning when Mr. Moore would reach age 65, for a period of 15 years or a minimum lump sum. The designated minimum payments for each employee are based on the scheduled minimum lump sum vested benefits under the Salary Continuation Agreements previously held by the officers. The Company’s obligations under the Amended and Restated Salary Continuation Agreements, if termination had occurred on January 1, 2012, are described in the table below. Directors of the Company who are not also executive officers or employees are not parties to a Salary Continuation Agreement.

If a termination of service had occurred on January 1, 2012, the annual retirement benefit for each of Mr. Stout, Mr. Lewis and Mr. Moore under the Amended and Restated Salary Continuation Agreements would have been $207,500, $108,250 and $85,350, respectively, based on current salaries. Payments to Mr. Stout and Mr. Lewis would have been scheduled to commence once the executive attained the age of 65. Mr. Moore would have received a lump sum payment based on the present value of the annual retirement benefit.

The following table summarizes the obligations of the Company under the employment agreements, the Severance Benefits Agreements and the Amended and Restated Salary Continuation Agreements to the Named Officers upon termination or a change in control that occurred on January 1, 2012:

Name	Termination by Company for Cause; by Executive Without Good Reason; or the Result of Disability	Termination by Company Without Cause or by Executive for Good Reason not Following a Change in Control	Termination by Company Without Cause or by Executive for Good Reason Following a Change in Control
Lonnie J. Stout II Employment Agreement(1) Severance Benefits Agreement(2) Salary Continuation Agreement(3)	- - $2,420,435	$618,350 $622,500 $2,420,435	$618,350 $622,500 $2,420,435
R. Gregory Lewis Employment Agreement(1) Severance Benefits Agreement(2) Salary Continuation Agreement(3)	- - $970,673	$430,255 $324,750 $970,673	$430,255 $324,750 $970,673
J. Michael Moore Employment Agreement(1) Severance Benefits Agreement(2) Salary Continuation Agreement(3)	- - $324,985	$389,400 - $324,985	$582,153 - $324,985
Total	$3,716,093	$6,101,348	$6,294,101

(1)
Termination amounts payable to each Named Officer under the Employment Agreements are payable as lump sum payments. For Messrs. Stout and Lewis, payments under their respective Employment Agreements are reduced by amounts actually paid under their Severance Benefits Agreements.

(2)
Termination amounts payable to Messrs. Stout and Lewis under the Severance Benefits Agreements are payable as lump sum payments. Amounts represent 18 months of base salary. Mr. Moore is not a party to a Severance Benefits Agreement.

(3)
Assuming a termination on January 1, 2012, amounts indicated for Messrs. Stout and Lewis represent the present value of benefits to be paid over a period of fifteen years which would have been scheduled to commence once Mr. Stout or Mr. Lewis attain the age of 65. Mr. Moore would have received a lump sum payment.

Upon termination by the Company without cause or by the Named Officer for good reason, or upon termination as the result of disability, each Named Officer would be eligible for certain continued health insurance benefits for him and his dependents, for a period of two years or for a period of three years upon a termination in connection with a change in control. Outstanding stock option awards would be subject to accelerated vesting upon a change in control as defined above. No payments would be made upon a change in control not involving a termination.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
E. Townes Duncan	37,500	2,530	40,030
Brenda B. Rector	39,000	2,530	41,530
Joseph N. Steakley	39,000	2,530	41,530
J. Bradbury Reed(3)	9,250	0	9,250

(1)
As described below in the narrative, amounts represent cash payments made for a $1,250 monthly retainer fee paid to each non-employee director plus a $1,500 fee for each Board or Committee meeting that a non-employee director attends.

(2)
Represents the aggregate grant date fair value of the stock option award granted to the director determined in accordance with ASC Topic 718 “Compensation – Stock Compensation.” For additional information on the assumptions made in the valuation for the current year awards reflected in this column, please see Note H to the Consolidated Financial Statements contained in the Original Form 10-K. As of January 1, 2012, the below-listed directors had the following stock options outstanding, which as described below were previously granted in consideration for such director’s service on the Board of Directors: Mr. Duncan - 10,000; Ms. Rector – 17,000; and Mr. Steakley – 17,000.

(3)	J. Bradbury Reed retired from the Company’s Board of Directors effective May 24, 2011, and the board size was reduced to four positions.

The above table reflects fees earned or paid in cash during fiscal year 2011 and the aggregate grant date fair value of option awards to non-employee directors in 2011. Currently each director who is not an employee of the Company receives a monthly fee of $1,250 plus a fee of $1,500 for each attended meeting of the Board or any Committee of which he or she is a member. These levels of compensation are applicable to 2011 and 2012.

Each director who is not also an employee of the Company is eligible for grants of non-qualified stock options under the Amended and Restated 2004 Equity Incentive Plan. Generally, directors who are not employees of the Company have been awarded options to purchase 10,000 shares of Common Stock upon joining the Board and options to purchase 1,000 shares of Common Stock for each succeeding year of service, with the exercise price equal to the fair market value of the Common Stock on the date of grant. Pursuant to the terms of the Amended and Restated 2004 Equity Incentive Plan, no non-employee director is eligible for a grant of incentive stock options under the Plan.

The Company’s Board consists of four positions, three of which are occupied by non-employee directors and one by the Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2012, certain information with respect to those persons known to the Company to be the beneficial owners (as defined by certain rules of the Commission of more than five percent of the Common Stock, its only voting security, and with respect to the beneficial ownership of the Common Stock by all directors, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors of the Company as a group (7 persons). Except as otherwise specified, the shares indicated are presently outstanding. Unless otherwise indicated, the address of each beneficial owner in the table below is: 3401 West End Avenue, Suite 260, Nashville, Tennessee 37203.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock(1)
Privet Fund LP 3280 Peachtree Road, Suite 2670 Atlanta, GA 30305	752,725(2)	12.6%
Rutabaga Capital Management 64 Broad Street, 3rd Floor Boston, MA 02109	613,128(3)	10.2%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	508,488(4)	8.5%
Rahul Pagidipati 2955 SE 3rd Court Ocala, FL 34471	417,234(5)	7.0%
Lonnie J. Stout II****	386,131(6)	6.2%
E. Townes Duncan**	198,214(7)	3.3%
R. Gregory Lewis***	134,854(8)	2.2%
J. Michael Moore***	58,859(9)	*
Brenda B. Rector**	17,000(10)	*
Joseph N. Steakley**	17,000(11)	*
All directors and executive officers as a group	868,554(12)	13.5%
_____________ * Less than one percent. ** Director. *** Named Officer. **** Director and Named Officer.

(1)
Pursuant to the rules of the Commission, shares of Common Stock subject to options held by directors and executive officers of the Company which are exercisable within 60 days of April 27, 2012, are deemed outstanding for the purpose of computing such director’s or executive officer’s percentage ownership and the percentage ownership of all directors and executive officers as a group, but are not deemed outstanding for the purpose of computing the percentage ownership of the other persons shown in the table. Unless otherwise indicated, each individual has sole voting and dispositive power with respect to all shares shown.

(2)
Privet Fund LP, a Delaware limited partnership, is the beneficial owner of 752,725 shares, together with a reporting group that includes the following persons and entities: Privet Fund Management LLC, a Delaware limited liability company, Ryan Levenson, Ben Rosenzweig, JCP Investment Partnership, LP, a Texas limited partnership, JCP Investment Partners, LP, a Texas limited partnership, JCP Investment Holdings, LLC, a Texas limited liability company, JCP Investment Management, LLC, a Texas limited liability company, James Pappas and Todd Diener. Ryan Levenson is the sole managing member of Privet Fund Management LLC, which is the Managing Partner of Privet Fund LP. Privet Fund Management LLC shares voting and dispositive power with respect to 547,881 shares beneficially owned. Privet Fund LP shares voting and dispositive power with respect to 521,524 shares beneficially owned. Ryan Levenson shares voting and dispositive power with respect to 547,881 shares beneficially owned. Ben Rosenzweig has sole voting and dispositive power with respect to 3,029 shares beneficially owned. JCP Investment Partners, LP serves as the general partner of JCP Investment Partnership, LP, JCP Investment Holdings, LLC serves as the general partner of JCP Investment Partners, LP and JCP Investment Management, LLC serves as the investment manager of JCP Investment Partnership, LP.  James Pappas serves as the managing member of JCP Management and sole member of JCP Holdings. JCP Investment Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC, and James Pappas each share voting and dispositive power with respect to 201,815 shares beneficially owned. Todd Diener is also identified as a member of the reporting group referred to in this footnote, but Mr. Diener disclaims beneficial ownership of any shares of the Company’s Common Stock. Information based solely on the Schedule 13D originally filed on November 3, 2011, and as subsequently amended on December 23, 2011, February 3, 2012 and March 7, 2012.

(3)
Rutabaga Capital Management (“Rutabaga”) is a registered investment adviser. Rutabaga shares dispositive power with respect to 91,400 shares. Information is based solely on the Schedule 13G/A filed with the Commission by Rutabaga on February 10, 2012.

(4)
Dimensional Fund Advisors LP, a Delaware limited partnership (“DFA”), is a registered investment adviser. DFA has sole voting power with respect to 505,131 shares and has sole dispositive power with respect to all 508,488 shares beneficially owned. Information is based solely on the Schedule 13G/A filed with the Commission by DFA on February 14, 2012.

(5)
Mr. Pagidipati has sole voting and dispositive power with respect to 21,625 shares, and shares voting and dispositive power with the following parties: FIPA, LLC, a Florida limited liability company, with respect to 120,000 shares and Pagidipati Family Limited Partnership, a Florida limited partnership, with respect to 270,188 shares. Drs. Devaiah and Rudrama Pagidipati as joint tenants have sole voting and dispositive power with respect to 5,421 shares, and share voting with the following parties: FIPA, LLC, with respect to 120,000 shares and Pagidipati Family Limited Partnership, with respect to 270,188 shares. Information based solely upon the Schedule 13G filed with the Commission by such parties June 17, 2011.

(6)
Includes 203,125 shares issuable upon exercise of certain options held by Mr. Stout and 10,792 Employee Stock Ownership Plan (“ESOP”) shares allocated to Mr. Stout and held by the J. Alexander’s Corporation Employee Stock Ownership Trust (the “Trust”), as to which Mr. Stout has sole voting power and shared dispositive power.

(7)
Includes 5,208 shares held directly by Mr. Duncan, 9,000 shares issuable upon exercise of certain options held by Mr. Duncan, and 184,006 shares held indirectly. Mr. Duncan shares voting and dispositive power with respect to the 184,006 shares held indirectly by him, which includes 240 shares held by Mr. Duncan’s wife, 4,560 shares that are held in trusts of which Mr. Duncan’s wife is trustee, 2,160 shares owned by Mr. Duncan’s mother, and 177,046 shares that are beneficially owned as of the Record Date by Solidus. Mr. Duncan is the Chief Executive Officer of Solidus General Partner, LLC which is the general partner of Solidus. The shares beneficially owned by Solidus are pledged to Pinnacle Bank, N.A. as collateral for a loan.

(8)
Includes 67,500 shares issuable upon exercise of certain options held by Mr. Lewis and 8,629 ESOP shares allocated to Mr. Lewis and held by the Trust, as to which Mr. Lewis has sole voting power and shared dispositive power. Also includes 355 shares held indirectly by Mr. Lewis, which are owned by Mr. Lewis’s mother.

(9)
Includes 52,500 shares issuable upon the exercise of certain options held by Mr. Moore and 5,885 ESOP shares allocated to Mr. Moore and held by the Trust, as to which Mr. Moore has sole voting power and shared dispositive power.

(10)	Includes 16,000 shares issuable upon exercise of certain options held by Ms. Rector.

(11)	Includes 16,000 shares issuable upon exercise of certain options held by Mr. Steakley.

(12)
Includes 416,625 shares issuable upon exercise of certain options held by the directors and executive officers and 29,276 ESOP shares allocated to the executive officers and held by the Trust, as to which such officers have sole voting power and shared dispositive power.

SECURITIES AUTHORIZED FOR ISSUANCE
UNDER EQUITY COMPENSATION PLANS

Information about the Company’s equity compensation plans at January 1, 2012 was as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by security holders	1,015,625	$6.75	91,666
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,015,625	$6.75	91,666

(1)
Includes 16,119 shares of Common Stock available to be issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and 75,547 shares available to be issued under the Company’s Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is not, and has not in 2012 been, a party to any related party transactions other than employment and compensation related transactions with executive officers and directors discussed in Item 11 of this Form 10-K/A. The Company has not entered into any related party transactions since 2009. The Company was the beneficiary of certain standstill obligations of Solidus from May 2009 until May 2011 as described below. It is the practice of the Company that the terms and conditions of any related party transaction are subject to the review and approval of the Audit Committee.

E. Townes Duncan, a director of the Company, is the chief executive officer of Solidus General Partner, LLC which is the general partner of Solidus. On May 22, 2009, the Company entered into a Stock Purchase Agreement with Solidus to purchase, in aggregate, 808,000 shares of Common Stock for $3.60 per share and a total purchase price of $2,909,000 from Solidus and E. Townes Duncan. Prior to the stock purchase, Solidus was the Company’s largest shareholder. The Stock Purchase Agreement was unanimously approved on behalf of the Company by the Audit Committee of the Board of Directors which was composed of three members, all of whom were independent directors for purposes of considering a conflict of interest transaction under Tennessee corporate law and approving the transaction on behalf of the Board of Directors. The purchase of the stock, including related transaction costs, was financed by a $3,000,000 term loan from Pinnacle National Bank. Under the terms of the Stock Purchase Agreement, Solidus and Mr. Duncan agreed to limit future dispositions of their shares of the Company’s Common Stock to 100,000 shares for the remainder of 2009, 200,000 shares for the 2010 calendar year and 100,000 shares from January 1, 2011 until May 22, 2011, at which time there were no further obligations under the Stock Purchase Agreement.  Following the expiration of the standstill in May 2011, Solidus sold additional shares of the Company’s Common Stock.  As a result Solidus now holds less than 5% of the Company’s outstanding Common Stock.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of the following directors and nominees will qualify as an “independent director” within the meaning of the NASDAQ Stock Market listing standards, and that such persons do not otherwise have any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of such person’s independent judgment in carrying out the responsibilities of a director.

E. Townes Duncan
Brenda B. Rector
Joseph N. Steakley

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed to the Company by KPMG LLP (“KPMG”) during 2011 for professional services rendered for the audit of the Company’s annual financial statements, for the reviews of the financial statements included in the quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings totaled $220,000. The aggregate fees billed to the Company by KPMG during 2010 for professional services rendered for the audit of the Company’s annual financial statements, for the reviews of the financial statements included in the quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings totaled $215,000.

Audit-Related Fees. No audit-related fees were billed for 2011 or 2010.

Tax Fees. Fees for tax compliance, advice and planning performed for the Company by KPMG during 2011 were $27,869. These fees were related to assistance provided in connection with the Internal Revenue Service’s audit of certain of the Company’s federal income tax returns in 2011. Fees for tax compliance, advice and planning performed for the Company by KPMG during 2010 were $160,171. These fees were related to an asset cost segregation study and repairs and maintenance expense review performed during 2010.

All Other Fees. None.

The Company’s policies and procedures required that all audit and audit-related services for 2011 and 2010 be pre-approved by the Audit Committee, except for fees approved in advance by the Audit Committee chair and disclosed to and ratified by the Audit Committee pursuant to the Committee’s pre-approval policy for audit and permitted non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

1.	The consolidated financial statements of J. Alexander’s Corporation and its wholly owned subsidiaries, including the notes thereto, are included in Item 8 of the Original Form 10-K.

2.
Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the consolidated financial statements or notes thereto, included in Item 8 of the Original Form 10-K.

3.
The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K/A beginning on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: 4/30/12	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II Lonnie J. Stout II	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	4/30/12

/s/ R. Gregory Lewis R. Gregory Lewis	Vice President and Chief Financial Officer (Principal Financial Officer)	4/30/12

/s/ Mark A. Parkey Mark A. Parkey	Vice President and Controller (Principal Accounting Officer)	4/30/12

/s/ E. Townes Duncan E. Townes Duncan	Director	4/30/12

/s/ Brenda B. Rector Brenda B. Rector	Director	4/30/12

/s/ Joseph N. Steakley Joseph N. Steakley	Director	4/30/12

J. ALEXANDER’S CORPORATION

INDEX OF EXHIBITS

Reference Number per Item 601 of Regulation S-K	Description

(3)(a)(1)	Charter (Exhibit 3(a) of the Registrant’s Report on Form 10-K for the year ended December 30, 1990 (File No. 1-8766), is incorporated herein by reference).
(3)(a)(2)	Amendment to Charter dated February 7, 1997 (Exhibit (3)(a)(2) of the Registrant’s Report on Form 10-K for the year ended December 29, 1996 (File No. 1-8766), is incorporated herein by reference).
(3)(a)(3)	Amendment to Charter dated March 5, 2012 (Exhibit 3.1 of the Registrant’s Report on Form 8-K filed March 6, 2012 (File No. 1-8766), is incorporated herein by reference).
(3)(b)	Amended and Restated Bylaws as currently in effect. (Exhibit 3.1 of the Registrant’s Report on Form 8-K filed October 30, 2007 (File No. 1-8766), is incorporated herein by reference).
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

Reference Number per Item 601 of Regulation S-K	Description
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

Reference Number per Item 601 of Regulation S-K	Description
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

(10)(dd)	2011 Executive Compensation Matters (filed with the Original Form 10-K).
(21)	List of subsidiaries of Registrant (filed with the Original Form 10-K).
(23)	Consent of Independent Registered Public Accounting Firm (filed with the Original Form 10-K)
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with the Original Form 10-K)
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with the Original Form 10-K)
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein)
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein)
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Original Form 10-K).
(101)
The following financial statements, formatted in XBRL: (i) Consolidated Statements of Operations for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, (ii) Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, (iii) Consolidated Statements of Cash Flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, (iv) Consolidated Statement of Stockholders’ Equity for the years ended January 1, 2012, January 2, 2011, and January 3, 2010; and (v) Notes to the Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T (filed with the Original Form 10-K).

* Denotes executive compensation plan or arrangement.