Form 10-K/A
period 2012-01-01
ALEXANDERS J CORP
filed 2012-05-15
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

J. Alexander’s Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “Commission”) on April 2, 2012. The Company filed Amendment No. 1 to the Original Form 10-K (“Amendment No. 1”) with the Commission on April 30, 2012, solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, because the Company’s definitive proxy statement was not filed with the Commission within 120 days after the end of the Company’s fiscal year ended January 1, 2012.  This Form 10-K/A (“Amendment No. 2”) is being filed to correct an inadvertent error in presenting the total compensation of Mr. Stout for 2011 reflected in the “Total” column of the Summary Compensation Table of Item 11 on page 6 of Amendment No. 1.  The sum in the “Total” column should have been $1,021,542.  All other information contained in Item 11, including the other columns reflecting items comprising Mr. Stout’s compensation, and the remaining portions of the Summary Compensation Table, are unchanged.  No other changes to the disclosure in Amendment No. 1 are made by this Amendment No. 2.

Accordingly, the Company is filing this Amendment No. 2 in order to restate Item 11 of Part III to include the corrected figure described above and to restate Item 15 of Part IV to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K or Amendment No. 1 except as set forth in this Amendment No. 2, and should be read in conjunction with the Original Form 10-K, Amendment No. 1, and the Company’s other filings with the Commission.

PART III

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

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)(4)	Total ($)
Lonnie J. Stout II Chairman, President, Chief Executive Officer and Director	2011 2010	407,918 394,058	— —	250,000 —	363,624 326,679	1,021,542 720,737
R. Gregory Lewis Vice President, Chief Financial Officer and Secretary	2011 2010	212,750 205,500	— 36,000	87,500 —	240,686 158,132	540,936 399,632
J. Michael Moore Vice President, Human Resources and Administration	2011 2010	167,850 162,325	— 24,000	37,500 —	69,588 55,818	274,938 242,143

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

J. ALEXANDER’S CORPORATION

Date: 5/15/12	By:	/s/ Lonnie J. Stout II
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

E-1

Reference Number per Item 601 of Regulation S-K	Description

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

E-2

Reference Number per Item 601 of Regulation S-K	Description

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

(10)(dd)	2011 Executive Compensation Matters (filed with the Original Form 10-K).

(21)	List of subsidiaries of Registrant (filed with the Original Form 10-K).

(23)	Consent of Independent Registered Public Accounting Firm (filed with the Original Form 10-K)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with the Original Form 10-K)

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with the Original Form 10-K)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with Amendment No.1)

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with Amendment No. 1)

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein)

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein)

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Original Form 10-K).

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

E-3