Form 10-Q
period 2012-04-01
ALEXANDERS J CORP
filed 2012-05-16
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 1, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________.

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

As of May 15, 2012, 5,996,453 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	April 1	January 1
	2012	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,330	$7,917
Accounts and notes receivable	6,321	6,933
Inventories	1,461	1,564
Prepaid expenses and other current assets	2,015	996
TOTAL CURRENT ASSETS	19,127	17,410

OTHER ASSETS	1,892	1,797

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $67,507 and $66,272 as of April 1, 2012 and January 1, 2012, respectively	71,865	71,955

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $1,010 and $986 as of April 1, 2012 and January 1, 2012, respectively	391	416
	$93,427	$91,730

	April 1	January 1
	2012	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,653	$3,868
Accrued expenses and other current liabilities	6,201	6,133
Unearned revenue	1,433	1,944
Current portion of long-term debt and obligations under capital leases	1,150	1,123
TOTAL CURRENT LIABILITIES	12,437	13,068

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	17,055	17,356

OTHER LONG-TERM LIABILITIES	11,645	11,521

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,994,453 and 5,993,453 shares as of April 1, 2012 and January 1, 2012, respectively	300	300
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	-	-
Additional paid-in capital	34,665	34,581
Retained earnings	17,325	14,904
TOTAL STOCKHOLDERS’ EQUITY	52,290	49,785
Commitments and Contingencies
	$93,427	$91,730

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 1	April 3
	2012	2011
Net sales	$42,711	$40,749
Costs and expenses:
Cost of sales	13,467	13,452
Restaurant labor and related costs	13,745	13,204
Depreciation and amortization of restaurant property and equipment	1,452	1,466
Other operating expenses	8,224	8,407
Total restaurant operating expenses	36,888	36,529
General and administrative expenses	2,685	2,444
Operating income	3,138	1,776
Other income (expense):
Interest expense	(403)	(424)
Other, net	22	20
Total other expense	(381)	(404)
Income before income taxes	2,757	1,372
Income tax provision	336	310
Net income	$2,421	$1,062

Basic earnings per share	$.40	$.18
Diluted earnings per share	$.39	$.18

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Quarter Ended
	April 1	April 3
	2012	2011
Cash flows from operating activities:
Net income	$2,421	$1,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,464	1,481
Share-based compensation expense	80	119
Other	83	63
Changes in assets and liabilities:
Accounts and notes receivable	633	143
Income taxes receivable	177	297
Prepaid expenses and other current assets	(1,019)	(652)
Accounts payable	(988)	(1,122)
Accrued expenses and other current liabilities	(131)	(882)
Other, net	(304)	(362)
Net cash provided by operating activities	2,416	147

Cash flows from investing activities:
Purchase of property and equipment	(660)	(727)
Other investing activities	(73)	(106)
Net cash used in investing activities	(733)	(833)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(274)	(336)
Other financing activities	4	37
Net cash used in financing activities	(270)	(299)

Increase (decrease) in cash and cash equivalents	1,413	(985)

Cash and cash equivalents at beginning of period	7,917	8,602

Cash and cash equivalents at end of period	$9,330	$7,617

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$226	$549
Property and equipment obligations accrued at end of period	$999	$238

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Net income and comprehensive income are the same for all periods presented.

Note B – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Quarter Ended
	April 1	April 3
	2012	2011
Numerator:
Net income (numerator for basic and diluted earnings per share)	$2,421	$1,062
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,994	5,978
Effect of dilutive securities	186	80
Adjusted weighted average shares (denominator for diluted earnings per share)	6,180	6,058

Basic earnings per share	$.40	$.18
Diluted earnings per share	$.39	$.18

The calculations of diluted earnings per share exclude options for the purchase of 383,000 and 483,500 shares of the Company’s common stock for the quarters ended April 1, 2012 and April 3, 2011, respectively, because the effect of their inclusion would be anti-dilutive.

Note C – Income Taxes

Income tax expense for the first quarter of 2012 has been provided for based on an estimated 12.2% effective tax rate expected to be applicable for the full 2012 fiscal year, which compares to an effective tax rate of 22.6% that was used for the same quarter of the prior year.

The Company’s effective annual tax rate has historically been reduced by its ability to utilize FICA tip credits to offset a significant amount of the current portion of its federal tax liability.  The Company will continue to have FICA tip credit carryforwards available to reduce its federal income tax liability in 2012. In addition, because the Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets, its income tax provision consists of income taxes currently payable which include the effect of differences between book and taxable income.  The effect of certain tax deductions the Company expects to receive in 2012 as well as changes in certain state income tax regulations are factors which contribute to the reduction of the Company’s estimated effective tax rate for the current year compared to the rate used in the first quarter of 2011.

Note D – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these nine leases as of April 1, 2012, was approximately $1,100,000.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated maximum amount of lease payments remaining on these 12 leases as of April 1, 2012, was approximately $600,000.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these five leases as of April 1, 2012, was approximately $600,000.

In February 2012, the Company agreed to a settlement of a previously disclosed lawsuit, Dionne Michelle Williams-Green v. J. Alexander’s Restaurants, Inc., pending in the United States District Court for the Northern District of Illinois. The settlement is subject to court approval. The case was filed by a former hourly employee of the Company in Illinois and was later certified as a class action on a claim that the Company’s tip share pool in two restaurants was invalid.  During the fourth quarter of 2011, the Company accrued an estimate of the amount it believes will be necessary to settle this claim.

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

Note E — Fair Value Measurements

As of April 1, 2012 and January 1, 2012, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $18,068,000 and $19,337,000, respectively, as of April 1, 2012 compared to $18,332,000 and $19,644,000, respectively, at January 1, 2012.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the first quarter of fiscal 2012 or 2011.

Note F — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact to the Company’s Condensed Consolidated Financial Statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At April 1, 2012, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, the Company’s restaurants which opened in late fiscal 2007 and fiscal 2008 have experienced particular difficulties in building sales and certain of them are having a significant negative impact on the Company’s profitability.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.  Some of the Company’s restaurants, including the two restaurants opened in fiscal 2007 and the three restaurants opened in fiscal 2008, have experienced losses for considerably longer periods.  No new restaurants have been opened since fiscal 2008 and none are planned for fiscal 2012.

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 1	April 3
	2012	2011
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	31.5	33.0
Restaurant labor and related costs	32.2	32.4
Depreciation and amortization of restaurant property and equipment	3.4	3.6
Other operating expenses	19.3	20.6
Total restaurant operating expenses	86.4	89.6
General and administrative expenses	6.3	6.0
Operating income	7.3	4.4
Other income (expense):
Interest expense	(0.9)	(1.0)
Other, net	0.1	—
Total other expense	(0.9)	(1.0)
Income before income taxes	6.5	3.4
Income tax provision	0.8	0.8
Net income	5.7%	2.6%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly net sales per restaurant (1):	$99,600	$95,300
Percent increase	4.5%

(1) The Company computes average weekly net sales per restaurant by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average, with the daily sales average then multiplied by seven to arrive at the average weekly net sales per restaurant.  Days on which restaurants are closed for business for any reason other than the scheduled closure of all J. Alexander’s restaurants on Thanksgiving day and Christmas day are excluded from this calculation.  Revenue associated with reductions in liabilities for gift cards which are considered to be only remotely likely to be redeemed is not included in the calculation of average weekly net sales per restaurant.

Net Sales

Net sales increased by $1,962,000, or 4.8%, in the first quarter of 2012 compared to the first quarter of 2011.  For the first quarter of 2012, the Company recorded average weekly net sales per restaurant of $99,600, up from $95,300 in the corresponding quarter a year earlier. The Company’s average weekly net same store sales per restaurant for the first quarter of 2012 were the same as the average weekly net sales per restaurant because same store sales calculations are based on restaurants open for more than 18 months and no new restaurants have opened since 2008. The 4.5% increase in average weekly net sales per restaurant for the first quarter of 2012 compared to the first quarter of 2011 was less than the 4.8% increase in total net sales because of the exclusion from the weekly average calculation of a total of ten restaurant days that certain restaurants were closed due to inclement weather in the first quarter of 2011 as compared to only one restaurant day that was excluded from the calculation for the same quarter in 2012.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 5.3% to $28.13 during the first quarter of 2012 compared to $26.72 during the first quarter of 2011 and that the effect of menu price increases was approximately 4.2% in the first quarter of 2012 compared to the same period of 2011.  Management estimates that weekly average guest counts decreased by approximately 0.9% in the first quarter of 2012 compared to the first quarter of 2011.

The Company has experienced positive same store sales for the last ten consecutive quarters. Management is encouraged by recent same store sales trends which it believes are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on maintaining excellent operations.  However, there can be no assurance that favorable trends will continue or that consumer spending patterns have not been altered on a long-term basis, which would make it difficult to sustain the current sales momentum.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 86.4% of net sales in the first quarter of 2012 from 89.6% in the first quarter of 2011 due primarily to the favorable impact of increased sales.  Restaurant operating margins (net sales minus total restaurant operating expenses divided by net sales) increased to 13.6% in the first quarter of 2012 from 10.4% in the comparable period of 2011.

Cost of sales, which includes the cost of food and beverages, for the first quarter of 2012 totaled 31.5% of net sales, down from 33.0% of net sales in the corresponding period of 2011.  Although beef prices paid by the Company increased by almost 20% in the first quarter of 2012 compared to the first quarter of 2011, the Company was able to more than offset this increase with the effect of a combination of menu prices increases, lower prices paid for certain other food commodities and other actions taken to lower food costs.  Approximately 25% to 30% of cost of sales is comprised of beef purchases which are made at weekly market prices.  Management estimates that the effect of higher beef prices was approximately 1.5% of net sales in the first quarter of 2012.  The Company’s beef purchases remain subject to variable market conditions and management anticipates that prices for beef in 2012 will exceed those paid in 2011.

Restaurant labor and related costs decreased to 32.2% of net sales in the first quarter of 2012 from 32.4% in the same period of 2011 due primarily to the effect of higher average weekly net sales per restaurant.  Depreciation and amortization of restaurant property and equipment decreased by $14,000 in the first quarter of 2012 compared to the first quarter of 2011 primarily due to certain equipment becoming fully depreciated subsequent to the first quarter of 2011.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 19.3% of net sales in the first quarter of 2012 from 20.6% of net sales in the first quarter of 2011 due to the effect of both higher average weekly net sales per restaurant and reductions in certain operating expenses achieved by the Company.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $241,000, or 9.9%, in the first quarter of 2012 compared to the first quarter of 2011.   This increase is attributed primarily to the addition of certain staff positions subsequent to the first quarter of 2011, a marketing research project which was completed during the first quarter of 2012, increased legal and other professional advisory fees and increased incentive compensation accruals, which more than offset a reduction in restaurant management training costs.

Income Taxes

Income tax expense for the first quarter of 2012 has been provided for based on an estimated 12.2% effective tax rate expected to be applicable for the full 2012 fiscal year, which compares to an effective tax rate of 22.6% that was used for the same quarter of the prior year.

The Company’s effective annual tax rate has historically been reduced by its ability to utilize FICA tip credits to offset a significant amount of the current portion of its federal tax liability.  The Company will continue to have FICA tip credit carryforwards available to reduce its federal income tax liability in 2012. In addition, because the Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets, its income tax provision consists of income taxes currently payable which include the effect of differences between book and taxable income.  The effect of certain tax deductions the Company expects to receive in 2012 as well as changes in certain state income tax regulations are factors which contribute to the reduction of the Company’s estimated effective tax rate for the current year compared to the rate used in the first quarter of 2011.

Outlook

Management is pleased with the Company’s sales and operating performance improvements in recent quarters and, subject to the comments below regarding the possibility of a contested election of directors, expects continued improvement for the balance of fiscal 2012. While same store sales for the second quarter of 2012 to date have increased generally in line with the increase experienced during the first quarter of 2012, management remains concerned that the effects of high gasoline prices and uncertain economic conditions could affect consumer discretionary spending and have a negative impact on the Company’s sales performance at some point during the year.  Management is also quite concerned about the possible impact of increases in food commodity costs, particularly with regard to beef market prices, which the Company is currently experiencing and which are expected to continue during 2012.  While additional increases in food input costs are expected over the course of 2012, management expects that based on current trends and its outlook for the remainder of the year, cost of sales as a percentage of sales will decrease in 2012 compared to 2011, although there can be no assurance that these results will be achieved.   Depending on the magnitude of additional input cost increases, management may consider increasing menu prices or making other menu revisions in order to offset some portion of the impact of cost increases.  However, there can be no assurance that any such changes will offset the full effect of these or other cost increases or that they will not negatively affect guest counts or profitability.

A shareholder has filed a preliminary proxy statement with the SEC indicating its intent to nominate two director candidates for election to the Company’s Board of Directors at the Company’s 2012 Annual Meeting of Shareholders.  If a contested election ensues, costs associated with such an event are expected to be significant.

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

Cash and cash equivalents as of April 1, 2012 totaled $9,330,000 compared to $7,917,000 at the end of 2011.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities.  The Company had a working capital surplus of $6,690,000 at April 1, 2012 compared to a surplus of $4,342,000 at January 1, 2012.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

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

The Company maintains a $5,000,000 revolving line of credit which is set to expire on May 22, 2012, and which the Company currently intends to renew on the same or similar terms.  The line of credit is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties and a negative pledge on certain real property.  No amounts were outstanding under the revolving line of credit at April 1, 2012, or subsequent to that time through May 15, 2012.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan, which was originally for $25,000,000, had an outstanding balance of $18,068,000 at April 1, 2012.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,967,000 at April 1, 2012.

The Company believes that cash and cash equivalents on hand as of April 1, 2012 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2012.  The Company was in compliance with the financial covenants of its debt agreements as of April 1, 2012.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

As of May 15, 2012, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of April 1, 2012, is as follows:

Wendy’s restaurants (14 leases)	$1,700,000
Mrs. Winner’s Chicken & Biscuits restaurants (12 leases)	600,000
Total contingent liability related to assigned leases	$2,300,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include the Company’s ability to maintain satisfactory guest count levels and  maintain or increase  sales and operating margins in its restaurants under varying economic conditions, which could worsen, potentially resulting in additional asset impairment charges and/or restaurant closures and charges associated therewith; the effect of  higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; increases in food input costs or product shortages and the Company’s response to them; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; the potential impact of mandated food content labeling and disclosure legislation; costs that may be incurred in connection with the contested election of directors; expenses incurred if the Company is the subject of claims or litigation, including matters resulting from complaints or allegations from current, former or prospective employees, or increased governmental regulation; the impact associated with recently passed federal health care reform legislation, including the operating costs necessary to comply with applicable health care benefit requirements; the impact of tax audits conducted by the Internal Revenue Service and various state tax authorities; increases in the minimum wage the Company is required to pay; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations of quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and The NASDAQ Stock Market. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012 for a description of a number of risks and uncertainties which could affect actual results.

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

J. ALEXANDER’S CORPORATION
Date: May 16, 2012	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2012	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit (3)(a)	Charter, as amended (Restated for SEC filing purposes only).

Exhibit (4)(a)
Rights Agreement, dated as of March 5, 2012, between J. Alexander’s Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 of the Registrant’s Report on Form 8-K filed March 6, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (4)(b)
Amendment to Rights Agreement, dated as of March 5, 2012, between J. Alexander’s Corporation and Computershare Trust Company, N.A. (Exhibit 4.2 of the Registrant’s Report on Form 8-K filed March 6, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(a)	Severance Benefits Agreement between J. Alexander’s Corporation and Lonnie J. Stout, II, as amended (Restated for SEC filing purposes only).

Exhibit (10)(b)	Severance Benefits Agreement between J. Alexander’s Corporation and R. Gregory Lewis, as amended (Restated for SEC filing purposes only).

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following financial statements from the Company’s 10-Q for the fiscal quarter ended April 1, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.