Form 10-Q
period 2012-07-01
ALEXANDERS J CORP
filed 2012-08-15
CIK 103884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 1, 2012

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

As of August 14, 2012, 5,999,735 shares of the registrant’s Common Stock, $.05 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited in thousands, except share and per share amounts)

	July 1	January 1
	2012	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,810	$7,917
Accounts and notes receivable	5,989	6,933
Inventories	1,476	1,564
Prepaid expenses and other current assets	1,456	996
TOTAL CURRENT ASSETS	21,731	17,410

OTHER ASSETS	1,891	1,797

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and amortization of $68,696 and $66,272 as of July 1, 2012 and January 1, 2012, respectively	71,006	71,955

DEFERRED INCOME TAXES	152	152

DEFERRED CHARGES, less accumulated amortization of $945 and $986 as of July 1, 2012 and January 1, 2012, respectively	368	416
	$95,148	$91,730

	July 1	January 1
	2012	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,208	$3,868
Accrued expenses and other current liabilities	7,321	6,133
Unearned revenue	1,310	1,944
Current portion of long-term debt and obligations under capital leases	1,175	1,123
TOTAL CURRENT LIABILITIES	14,014	13,068

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES, net of portion classified as current	16,755	17,356

OTHER LONG-TERM LIABILITIES	11,759	11,521

STOCKHOLDERS’ EQUITY
Common Stock, par value $.05 per share: Authorized 10,000,000 shares; issued and outstanding 5,999,735 and 5,993,453 shares as of July 1, 2012 and January 1, 2012, respectively	300	300
Preferred Stock, no par value: Authorized 1,000,000 shares; none issued	-	-
Additional paid-in capital	34,774	34,581
Retained earnings	17,546	14,904
TOTAL STOCKHOLDERS’ EQUITY	52,620	49,785
Commitments and Contingencies
	$95,148	$91,730

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 1	July 3	July 1	July 3
	2012	2011	2012	2011
Net sales	$40,186	$38,564	$82,897	$79,313
Costs and expenses:
Cost of sales	12,687	12,801	26,154	26,253
Restaurant labor and related costs	13,529	13,007	27,274	26,211
Depreciation and amortization of restaurant property and equipment	1,456	1,477	2,908	2,943
Other operating expenses	8,279	8,430	16,503	16,837
Total restaurant operating expenses	35,951	35,715	72,839	72,244
General and administrative expenses	3,621	2,391	6,306	4,835
Operating income	614	458	3,752	2,234
Other income (expense):
Interest expense	(393)	(419)	(796)	(843)
Other, net	92	8	114	28
Total other expense	(301)	(411)	(682)	(815)
Income before income taxes	313	47	3,070	1,419
Income tax (provision) benefit	(92)	10	(428)	(300)
Net income	$221	$57	$2,642	$1,119

Basic earnings per share	$0.04	$0.01	$0.44	$0.19
Diluted earnings per share	$0.04	$0.01	$0.42	$0.18

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited in thousands)

	Six Months Ended
	July 1	July 3
	2012	2011
Cash flows from operating activities:
Net income	$2,642	$1,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,931	2,972
Share-based compensation expense	159	195
Other	182	78
Changes in assets and liabilities:
Accounts and notes receivable	944	479
Prepaid expenses and other current assets	(460)	(22)
Accounts payable	(288)	(980)
Accrued expenses and other current liabilities	1,188	(438)
Other, net	(328)	(393)
Net cash provided by operating activities	6,970	3,010

Cash flows from investing activities:
Purchase of property and equipment	(1,487)	(1,510)
Other investing activities	(73)	(16)
Net cash used in investing activities	(1,560)	(1,526)

Cash flows from financing activities:
Payments on debt and obligations under capital leases	(550)	(596)
Other financing activities	33	55
Net cash used in financing activities	(517)	(541)

Increase in cash and cash equivalents	4,893	943

Cash and cash equivalents at beginning of period	7,917	8,602

Cash and cash equivalents at end of period	$12,810	$9,545

Supplemental disclosures of non-cash items:
Property and equipment obligations accrued at beginning of period	$226	$549
Property and equipment obligations accrued at end of period	$854	$531

See notes to condensed consolidated financial statements.

J. Alexander’s Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 1, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the J. Alexander’s Corporation (the “Company” or “J. Alexander’s”) Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Net income and comprehensive income are the same for all periods presented.

Note B – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Quarter Ended		Six Months Ended
	July 1	July 3	July 1	July 3
	2012	2011	2012	2011
Numerator:
Net income (numerator for basic and diluted earnings per share)	$221	$57	$2,642	$1,119
Denominator:
Weighted average shares (denominator for basic earnings per share)	5,997	5,991	5,996	5,984
Effect of dilutive securities	278	97	232	89
Adjusted weighted average shares (denominator for diluted earnings per share)	6,275	6,088	6,228	6,073

Basic earnings per share	$0.04	$0.01	$0.44	$0.19
Diluted earnings per share	$0.04	$0.01	$0.42	$0.18

The calculations of diluted earnings per share exclude options for the purchase of 158,500 shares of the Company’s common stock for the quarter and six-month period ended July 1, 2012, and 483,500 shares of the Company's common stock for the quarter and six-month periods ended July 3, 2011, respectively, because the effect of their inclusion would be anti-dilutive.

Note C – Income Taxes

Income tax expense for the first half of 2012 has been provided for based on an estimated 13.3% effective tax rate expected to be applicable for the full 2012 fiscal year, compared to an effective tax rate of 21.1% that was used for the same period of the prior year.

The Company’s effective annual tax rate has historically been reduced by its ability to utilize FICA tip credits to offset a significant amount of the current portion of its federal tax liability.  The Company will continue to have FICA tip credit carryforwards available to reduce its federal income tax liability in 2012.  In addition, because the Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets, its income tax provision consists of income taxes currently payable which include the effect of differences between book and taxable income.  The effect of certain tax deductions the Company expects to receive in 2012 as well as changes in certain state income tax regulations are factors which contribute to the reduction of the Company’s estimated effective tax rate for the current year compared to the rate used in the first half of 2011.

Note D – Commitments and Contingencies

As a result of the disposition of its Wendy’s operations in 1996, the Company remains secondarily liable for certain real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these eight leases as of July 1, 2012, was approximately $1,000,000.  Also, in connection with the sale of its Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, the Company remains secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated maximum amount of lease payments remaining on these 11 leases as of July 1, 2012, was approximately $500,000.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, the Company remains secondarily liable for real property leases with remaining terms of one to four years.  The total estimated maximum amount of lease payments remaining on these five leases as of July 1, 2012, was approximately $500,000.

In February 2012, the Company agreed to a settlement of a previously disclosed lawsuit, Dionne Michelle Williams-Green v. J. Alexander’s Restaurants, Inc., pending in the United States District Court for the Northern District of Illinois.  The parties filed the terms of settlement with the court and received preliminary approval in June 2012.  The settlement is subject to final court approval.  The case was filed by a former hourly employee of the Company in Illinois and was later certified as a class action on a claim that the Company’s tip share pool in two restaurants was invalid.  During the fourth quarter of 2011, the Company accrued an estimate of the amount it believes will be necessary to settle this claim.

The Company is currently undergoing a federal employment tax audit for 2009 and 2010.  The potential financial impact of this audit is not determinable at this time.

On August 10, 2012, Advanced Advisors, a purported shareholder of the Company, filed a putative class action lawsuit in the Tennessee Chancery Court for Davidson County, 20th Judicial District (the “Advanced Advisors Complaint”), against the members of the Company’s board of directors (the “Board”), the Company, Fidelity National Financial, Inc. (“Fidelity”) and New Athena Merger Sub, Inc. (“Merger Sub”). The Advanced Advisors Complaint alleges that the members of the Board breached their fiduciary duties to shareholders in connection with the Company’s entry into an agreement pursuant to which Merger Sub will commence a tender offer to acquire all of the outstanding shares of the Company’s common stock at a purchase price of $13.00 per share (the “Offer”). It also alleges that the Board and the Company breached their fiduciary duties to shareholders by making materially inadequate disclosures or omissions in the Recommendation Statement filed by the Company with the SEC in connection with the Offer (“Recommendation Statement”).  The Advanced Advisors Complaint further alleges that Fidelity aided and abetted the Board’s purported breach of its fiduciary duties. In addition to seeking compensatory damages and attorneys’ fees and expenses, the Advanced Advisors Complaint seeks to enjoin the sale of the Company until the Company remedies certain alleged disclosure deficiencies in its Recommendation Statement. The Company believes the plaintiff’s allegations are without merit, and, if the plaintiff proceeds with litigation, the Company will contest the allegations vigorously.

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

Note E – Fair Value Measurements

As of July 1, 2012 and January 1, 2012, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and other current liabilities approximated their carrying value based on the short maturity of these instruments.  The fair value of long-term mortgage financing is determined using current applicable interest rates for similar instruments and collateral as of the balance sheet date.  The carrying value and estimated fair value of the Company’s mortgage loan were $17,803,000 and $19,025,000, respectively, as of July 1, 2012 compared to $18,332,000 and $19,644,000, respectively, at January 1, 2012.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the half quarter of fiscal 2012 or 2011.

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

Note G – Merger Agreement

On July 30, 2012, the Company, entered into an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”), with Fidelity, Merger Sub, an indirect, wholly owned subsidiary of Fidelity, and certain other affiliates of Fidelity. The Restated Merger Agreement is described in the Company’s Current Report on Form 8-K filed on August 2, 2012.  The Restated Merger Agreement amends and restates in its entirety that certain Agreement and Plan of Merger, dated June 22, 2012, previously described in the Company’s Current Report on Form 8-K filed on June 28, 2012.

Under the terms of the Restated Merger Agreement, Merger Sub commenced a tender offer to acquire all the outstanding shares of J. Alexander’s common stock at a purchase price of $13.00 per share in cash.  The closing of the tender offer is conditioned on the tender of a number of J. Alexander’s shares that represents at least a majority of the total number of J. Alexander’s shares outstanding and other customary closing conditions. The transaction is not subject to a financing condition. Upon the completion of the tender offer, Merger Sub will acquire all remaining shares of J. Alexander’s through a second-step merger that will result in all shares not tendered in the tender offer being converted into the right to receive $13.00 per share in cash, the same consideration per share as paid in the tender offer. The merger transaction is expected to close in the fourth quarter of 2012, assuming execution of the tender offer process and satisfaction of the conditions to closing.

Note H – Long-Term Debt

On June 27, 2012, the Company amended its revolving bank line of credit agreement to, among other things, extend the maturity date to June 27, 2015, increase the maximum principal amount available for borrowing from $5,000,000 to $6,000,000, and adjust and modify the interest rate charged on any outstanding borrowings from LIBOR plus a variable margin based on the Company’s Adjusted Debt to EDITDAR Ratio (with such margin ranging from 3.5% to 4.5%) to LIBOR plus 3% with a minimum applicable interest rate of 4.25%.  No amounts were outstanding under the revolving line of credit at July 1, 2012, or subsequent to that time through August 14, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

J. Alexander's Corporation (the “Company”) operates upscale casual dining restaurants.  At July 1, 2012, the Company operated 33 J. Alexander’s restaurants in 13 states.  The Company’s net sales are derived primarily from the sale of food and alcoholic beverages in its restaurants.

The Company’s strategy is for J. Alexander’s restaurants to compete in the restaurant industry by providing guests with outstanding professional service, high-quality food, and an attractive environment with an upscale, high-energy ambiance.  Quality is emphasized throughout J. Alexander’s operations and substantially all menu items are prepared on the restaurant premises using fresh, high-quality ingredients.  The Company’s goal is for each J. Alexander’s restaurant to be perceived by guests in its market as a market leader in each of the areas above.  J. Alexander’s restaurants offer a contemporary American menu designed to appeal to a wide range of consumer tastes.  The Company believes, however, that its restaurants are most popular with more discriminating guests with higher discretionary incomes.  J. Alexander’s typically does not advertise in the media and relies on each restaurant to increase sales by building its reputation as an outstanding dining establishment.  The Company has generally been successful in achieving sales increases in its restaurants over time using this strategy.  However, the Company’s restaurants which opened in late 2007 and 2008 have experienced particular difficulties in building sales and certain of them are having a significant negative impact on the Company’s profitability.

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

The opening of new restaurants by the Company can have a significant impact on the Company’s financial performance because pre-opening expense for new restaurants is significant and most new restaurants incur operating losses during their early months of operation.  Some of the Company’s restaurants, including the two restaurants opened in 2007 and the three restaurants opened in 2008, have experienced losses for considerably longer periods.  No restaurants have been opened since 2008 and none are planned for 2012.

On July 30, 2012, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”) with Fidelity National Financial, Inc., a Delaware corporation (“Fidelity”), New Athena Merger Sub, Inc., a Tennessee Corporation and an indirect, wholly owned subsidiary of Fidelity (“Merger Sub”), and certain other affiliates of Fidelity.  For more information, see Note G of the Notes to the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q.

The following table sets forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended		Six Months Ended
	July 1	July 3	July 1	July 3
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.6	33.2	31.5	33.1
Restaurant labor and related costs	33.7	33.7	32.9	33.0
Depreciation and amortization of restaurant property and equipment	3.6	3.8	3.5	3.7
Other operating expenses	20.6	21.9	19.9	21.2
Total restaurant operating expenses	89.5	92.6	87.9	91.1
General and administrative expenses	9.0	6.2	7.6	6.1
Operating income	1.5	1.2	4.5	2.8
Other income (expense):
Interest expense	(1.0)	(1.1)	(1.0)	(1.1)
Other, net	0.2	-	0.1	-
Total other expense	(0.7)	(1.1)	(0.8)	(1.0)
Income before income taxes	0.8	0.1	3.7	1.8
Income tax provision	(0.2)	-	(0.5)	(0.4)
Net income	0.5%	0.1%	3.2%	1.4%

Note:  Certain percentage totals do not sum due to rounding.

Restaurants open at end of period	33	33

Average weekly net sales per restaurant (1)	$93,700	$89,900	$96,600	$92,600
Percent increase	4.2%		4.3%

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

Net Sales

Net sales increased by $1,622,000, or 4.2%, in the second quarter of 2012 compared to the second quarter of 2011 and by $3,584,000, or 4.5%, in the first half of 2012 compared to the first half of 2011.  For the second quarter of 2012, the Company recorded average weekly net sales per restaurant of $93,700, up from $89,900 in the corresponding quarter a year earlier.  For the first half of 2012, average weekly net sales per restaurant totaled $96,600, up from $92,600 in the first half of 2011.  The Company’s average weekly same store net sales per restaurant for the second quarter and the first half of 2012 were the same as the average weekly net sales per restaurant for those periods because same store sales calculations are based on restaurants open for more than 18 months and no new restaurants have opened since 2008. The 4.3% increase in average weekly net sales per restaurant for the first half of 2012 compared to the first half of 2011 was less than the 4.5% increase in total net sales because of the exclusion from the weekly average calculation of a total of eleven restaurant days that certain restaurants were closed in the first half of 2011 due primarily to inclement weather, as compared to only two restaurant days that were excluded from the calculation for the first half of 2012.

Management estimates the average check per guest, including alcoholic beverage sales, increased by 6.1% to $27.95 in the second quarter of 2012 from $26.33 in the second quarter of 2011 and by 5.7% to $28.04 for the first half of 2012 from $26.53 for the first half of 2011.  Management estimates that the effect of menu price increases was approximately 4.2% and 4.1% in the second quarter and first six months of 2012, respectively, compared to the corresponding periods of 2011.  Management estimates that weekly average guest counts decreased by approximately 2.0% and 1.4% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.

The Company has experienced positive same store sales for the last eleven consecutive quarters. Management is encouraged by recent same store sales trends which it believes are due to improved economic conditions and consumer spending patterns as well as the Company’s continued emphasis on maintaining excellent operations. However, there can be no assurance that favorable trends will continue or that consumer spending patterns will not weaken in the future, which would make it difficult to sustain the current sales momentum.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 89.5% of net sales in the second quarter of 2012 from 92.6% in the second quarter of 2011 and to 87.9% of net sales in the first half of 2012 from 91.1% of net sales in the first half of 2011.  Restaurant operating margins increased to 10.5% in the second quarter of 2012 from 7.4% in the comparable period of 2011 and to 12.1% in the first half of 2012 from 8.9% in the same period of 2011.  These improvements were due primarily to lower cost of sales and restaurant operating expenses combined with the impact of higher sales.

Cost of sales, which includes the cost of food and beverages, decreased to 31.6% of net sales in the second quarter of 2012 from 33.2% of net sales in the corresponding period of 2011 and to 31.5% of net sales for the first half of 2012 from 33.1% of net sales in the first half of 2011.  Although beef prices paid by the Company increased by approximately 11% and 15% in the second quarter and first half of 2012, respectively, compared to the same periods in 2011, the Company was able to more than offset these increases with the effect of a combination of menu price increases, lower prices paid for certain other food commodities and other actions taken to lower food costs. Approximately 25% to 30% of cost of sales is comprised of beef purchases which are made at weekly market prices. Management estimates that the effect of higher beef prices was approximately 0.9% and 1.1% of net sales in the second quarter and first half of 2012, respectively, compared to the corresponding periods of the prior year. The Company’s beef purchases remain subject to variable market conditions and management anticipates that prices for beef in 2012 will continue to exceed those paid in 2011.

Restaurant labor and related costs totaled 33.7% of net sales in the second quarter of both 2012 and 2011 and decreased slightly to 32.9% of net sales for the first half of 2012 compared to 33.0% for the corresponding period of 2011 as the effects of higher sales generally offset additional incentive compensation expense, increased restaurant management staffing levels, and normal inflationary increases during the 2012 periods.

Depreciation and amortization of restaurant property and equipment decreased by $21,000 in the second quarter of 2012 and $35,000 for the first six months of 2012 compared to the corresponding periods of 2011 primarily due to restaurant equipment which became fully depreciated subsequent to the second quarter of 2011.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 20.6% of net sales in the second quarter of 2012 from 21.9% of net sales in the second quarter of 2011 and to 19.9% of net sales for the first six months of 2012 from 21.2% in the comparable period of 2011 due to the effect of both higher net sales and reductions in certain operating expenses achieved by the Company.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $1,230,000 in the second quarter of 2012 and by $1,471,000 for the first six months of 2012 compared to the corresponding periods of 2011. Expenses related to the evaluation of strategic alternatives by the Company, including expenses associated with the negotiation and execution of a definitive merger agreement for the sale of the Company, and a possible contested election of directors totaled approximately $900,000 and $1,050,000 for the second quarter and first half of 2012, respectively. Incentive compensation accruals and certain other expenses were also higher in the second quarter and first half of 2012 than in the corresponding periods of 2011.

Income Taxes

Income tax expense for the first half of 2012 has been provided for based on an estimated effective tax rate of 13.3% expected to be applicable for the full 2012 fiscal year. This compares to an effective tax rate of 21.1% used for the first half of 2011.

The Company’s effective annual tax rate has historically been reduced by its ability to utilize FICA tip credits to offset a significant amount of the current portion of its federal tax liability, and the Company will continue to have FICA tip credit carryforwards available to reduce its federal income tax liability in 2012. In addition, because the Company continues to maintain a valuation allowance for substantially all of its net deferred tax assets, its income tax provision consists of income taxes currently payable which include the effect of differences between book and taxable income.  The effect of certain tax deductions the Company expects to receive in 2012 as well as changes in certain state income tax regulations are factors which contribute to the reduction of the Company’s estimated effective tax rate for the current year compared to the rate used in the first half of 2011.

Outlook

Based on improvements in sales and operating performance in recent quarters as well as management’s current outlook, management expects continued improvement in restaurant operating performance during the remainder of 2012.  There can be no assurance that these results will be achieved, however, given continuing uncertain economic conditions which could affect consumer discretionary spending and have a negative impact on the Company’s sales performance at some point during the year and management’s concerns about the possible impact of increases in food commodity costs, particularly with regard to the impact of current drought conditions across much of the United States which could further increase beef prices as well as other food commodities.

In June of 2012, the Company entered into a merger agreement for the sale of the Company that was subsequently amended and restated in July 2012 by the Restated Merger Agreement to provide for a two step tender offer and merger acquisition transaction.  Expenses associated with the completion of this proposed transaction, including the costs of defense of shareholder litigation in connection with the transaction, or the Company’s evaluation of any alternative transaction to the extent allowed under the terms of the Restated Merger Agreement will involve significant legal and professional fees which cannot be reasonably estimated at this time but which will have a significant effect on consolidated operating results.  In addition, the Company has and may continue to incur expenses in connection with the activities of an activist shareholder.  Costs associated with these matters could be significant.

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

Cash and cash equivalents as of July 1, 2012 totaled $12,810,000 compared to $7,917,000 at the end of 2011.  Substantially all of the Company’s cash and cash equivalents are maintained in bank accounts which are fully insured by the FDIC or in money market funds which invest primarily in short term U.S. Treasury securities.  The Company had a working capital surplus of $7,717,000 at July 1, 2012 compared to a surplus of $4,342,000 at January 1, 2012.  Management expects that future cash flows from operating activities will vary primarily as a result of future operating results.

Management currently estimates that capital expenditures for the last half of 2012 will be approximately $2,000,000.  Management does not plan to open any new restaurants in 2012 and remains cautious about future development.  New restaurant development could also be constrained in the future due to lack of capital resources depending on the amount of cash flow generated by future operations of the Company or the availability to the Company of additional financing on terms acceptable to the Company, if at all.

On June 27, 2012, the Company amended its revolving bank line of credit agreement to, among other things, extend the maturity date to June 27, 2015, increase the maximum principal amount available for borrowing from $5,000,000 to $6,000,000, and adjust and modify the interest rate charged on any outstanding borrowings from LIBOR plus a variable margin based on the Company’s Adjusted Debt to EDITDAR Ratio (with such margin ranging from 3.5% to 4.5%) to LIBOR plus 3% with a minimum applicable interest rate of 4.25%.  No amounts were outstanding under the revolving line of credit at July 1, 2012, or subsequent to that time through August 14, 2012.

A mortgage loan obtained in 2002 represents the most significant portion of the Company’s outstanding long-term debt.  The loan had an outstanding balance of $17,803,000 at July 1, 2012.  The loan is secured by the real estate, equipment and other personal property of nine of the Company’s restaurant locations with an aggregate net book value of $21,850,000 at July 1, 2012.

The Company believes that cash and cash equivalents on hand as of July 1, 2012 and cash flow generated by future operations will be adequate to meet the Company’s operating and capital needs for 2012.  The Company was in compliance with the financial covenants of its debt agreements as of July 1, 2012.  Should the Company fail to comply with these covenants, management would likely request waivers of the covenants, attempt to renegotiate them or seek other sources of financing. However, if these efforts were not successful, the unused portion of the Company’s bank line of credit would not be available for borrowing and amounts outstanding under the Company’s debt agreements could become immediately due and payable, and there could be a material adverse effect on the Company’s financial condition and operations.

OFF BALANCE SHEET ARRANGEMENTS

As of August 14, 2012, the Company had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, the Company is not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company remains secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Company.  A summary of the Company’s estimated contingent liability as of July 1, 2012, is as follows:

Wendy’s restaurants (13 leases)	$1,500,000
Mrs. Winner’s Chicken & Biscuits restaurants (11 leases)	500,000
Total contingent liability related to assigned leases	$2,000,000

There have been no payments by the Company of such contingent liabilities in the history of the Company.

The Restated Merger Agreement contains certain termination rights for both the Company and Fidelity and provides that in certain specified circumstances, the Company must pay Fidelity a termination fee of $2.16 million (including in the event the Company enters into an agreement with respect to a superior proposal).  In addition, under specified circumstances, the Company has agreed to reimburse Fidelity for its expenses incurred not to exceed $500,000.

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

FORWARD-LOOKING STATEMENTS

In connection with the safe harbor established under the Private Securities Litigation Reform Act of 1995, the Company cautions investors that certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, development plans, and objectives of management is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements.  The Company disclaims any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to, the costs and expenses of the Company’s evaluation of strategic alternatives; the costs and uncertainties relating to the consummation of the transactions contemplated by the definitive agreement with Fidelity including uncertainties as to how many of the Company’s shareholders will tender their stock in the tender offer, the risk of shareholder litigation in connection with the transaction and any related significant costs of defense, indemnification and liability, and the possibility that various closing conditions for the transaction may not be satisfied or waived; the Company’s ability to maintain satisfactory guest count levels and  maintain or increase  sales and operating margins in its restaurants under varying economic conditions, which could worsen, potentially resulting in additional asset impairment charges and/or restaurant closures and charges associated therewith; the effect of  higher gasoline prices or commodity prices, unemployment and other economic factors on consumer demand; increases in food input costs or product shortages and the Company’s response to them; changes in consumer spending, consumer tastes, and consumer attitudes toward nutrition and health; the potential impact of mandated food content labeling and disclosure legislation; costs that may be incurred in connection with the contested election of directors; expenses incurred if the Company is the subject of claims or litigation, including matters resulting from complaints or allegations from shareholders or from current, former or prospective employees, or increased governmental regulation; the impact associated with recently passed federal health care reform legislation, including the operating costs necessary to comply with applicable health care benefit requirements; the impact of tax audits conducted by the Internal Revenue Service and various state tax authorities; increases in the minimum wage the Company is required to pay; availability of qualified employees; increased cost of utilities, insurance and other restaurant operating expenses; potential fluctuations of quarterly operating results due to seasonality and other factors; the effect of hurricanes and other weather disturbances which are beyond the control of the Company; the number and timing of new restaurant openings and the Company’s ability to operate them profitably; competition within the casual dining industry, which is very intense; competition by the Company’s new restaurants with its existing restaurants in the same vicinity; fluctuations in the Company’s operating results which could affect compliance with its debt covenants and ability to borrow funds; conditions in the U.S. credit markets and the availability of bank financing on acceptable terms; changes in accounting standards, which may affect the Company’s reported results of operations; and expenses the Company may incur in order to comply with changing corporate governance and public disclosure requirements of the Securities and Exchange Commission and The NASDAQ Stock Market. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2012 for a description of a number of risks and uncertainties which could affect actual results.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On August 10, 2012, Advanced Advisors, a purported shareholder of the Company, filed a putative class action lawsuit in the Tennessee Chancery Court for Davidson County, 20th Judicial District (the “Advanced Advisors Complaint”), against the members of the Company’s board of directors (the “Board”), the Company, Fidelity National Financial, Inc. (“Fidelity”) and New Athena Merger Sub, Inc. (“Merger Sub”). The Advanced Advisors Complaint alleges that the members of the Board breached their fiduciary duties to shareholders in connection with the Company’s entry into an agreement pursuant to which Merger Sub will commence a tender offer to acquire all of the outstanding shares of the Company’s common stock at a purchase price of $13.00 per share (the “Offer”). It also alleges that the Board and the Company breached their fiduciary duties to shareholders by making materially inadequate disclosures or omissions in the Recommendation Statement filed by the Company with the SEC in connection with the Offer (“Recommendation Statement”).  The Advanced Advisors Complaint further alleges that Fidelity aided and abetted the Board’s purported breach of its fiduciary duties. In addition to seeking compensatory damages and attorneys’ fees and expenses, the Advanced Advisors Complaint seeks to enjoin the sale of the Company until the Company remedies certain alleged disclosure deficiencies in its Recommendation Statement. The Company believes the plaintiff’s allegations are without merit, and, if the plaintiff proceeds with litigation, the Company will contest the allegations vigorously.

Item 6. Exhibits

The Exhibit Index on page 21 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S CORPORATION

Date: August 15, 2012	/s/ Lonnie J. Stout II
Lonnie J. Stout II
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2012	/s/ R. Gregory Lewis
R. Gregory Lewis
Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S CORPORATION AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit No.

Exhibit (3)(a)	Charter, as amended (Exhibit 3(a) of J. Alexander’s Quarterly Report on Form 10-Q filed May 16, 2012 (File No. 1-8766) (restated for SEC filing purposes only), is incorporated herein by reference).

Exhibit (3)(b)	Amended and Restated Bylaws of J. Alexander’s Corporation (Exhibit 3.1 of J. Alexander’s Current Report on Form 8-K filed June 28, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (4)(a)
First Amendment to the Rights Agreement, dated as of June 22, 2012, between J. Alexander’s Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 of J. Alexander’s Current Report on Form 8-K filed June 28, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (4)(b)
Second Amendment to Rights Agreement, dated as of July 30, 2012, between J. Alexander’s Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(a)
Amended and Restated Agreement and Plan of Merger, dated as of July 30, 2012, by and among Fidelity National Financial, Inc., New Athena Merger Sub, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc., Athena Merger Sub, Inc., and J. Alexander’s Corporation (Exhibit 2.1 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).*

Exhibit (10)(b)
Omnibus Termination and Release Agreement, dated as of July 30, 2012, by and among Fidelity National Financial, Inc., Fidelity National Special Opportunities, Inc., Newport Global Opportunities Fund, LP, American Blue Ribbons Holdings, Inc., Fidelity Newport Holdings, LLC and J. Alexander’s Corporation (Exhibit 10.1 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(c)
Letter Agreement, dated as of July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and Lonnie J. Stout II (Exhibit 10.2 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(d)
Letter Agreement, dated as of July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and R. Gregory Lewis (Exhibit 10.3 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(e)
Letter Agreement, dated as of July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and J. Michael Moore (Exhibit 10.4 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(f)
Letter Agreement, dated as of July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and Mark A. Parkey (Exhibit 10.5 of J. Alexander’s Current Report on Form 8-K filed August 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (10)(g)
Second Modification Agreement, dated June 27, 2012, between J. Alexander’s Corporation and Pinnacle National Bank (Exhibit 10.1 of J. Alexander’s Current Report on Form 8-K filed July 2, 2012 (File No. 1-8766), is incorporated herein by reference).

Exhibit (31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit (32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (101)
The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 1, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

*Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.